Form 10-Q
period 2004-03-31
WHITING PETROLEUM CORP
filed 2004-05-12
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-31899

Whiting Petroleum Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-0098515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Broadway, Suite 2300 Denver, Colorado	80290-2300
(Address of principal executive offices)	(Zip code)

(303) 837-1661

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Number of shares of the registrant’s common stock outstanding at May 1, 2004: 18,842,171 shares.

i

PART I

Item 1.	Financial Statements

WHITING PETROLEUM CORPORATION

INDEX TO FINANCIAL STATEMENTS

(UNAUDITED)

Page

Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	2

Consolidated Statements of Income for the Three Months Ended March 31, 2004 and 2003	4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Year Ended December 31, 2003 and the Three Months Ended March 31, 2004	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003	6

Notes to Consolidated Financial Statements	7

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

(In thousands)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,379	$53,585
Accounts receivable trade	25,785	24,020
Prepaid expenses and other	5,003	2,666

Total current assets	47,167	80,271
PROPERTY AND EQUIPMENT:
Oil and gas properties, successful efforts method:
Proved properties	626,283	615,764
Unproved properties	2,031	1,637
Other property and equipment	2,856	2,684

Total property and equipment	631,170	620,085
Less accumulated depreciation, depletion and amortization	(203,143)	(192,794)

Property and equipment—net	428,027	427,291

OTHER LONG-TERM ASSETS	11,967	9,988
DEFERRED INCOME TAX ASSET	11,390	18,735

TOTAL	$498,551	$536,285

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

(In thousands)

	March 31, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,072	$15,918
Oil and gas sales payable	2,606	2,406
Accrued employee benefits	1,673	5,275
Production taxes payable	2,550	2,574
Derivative liability	650	2,145
Income taxes and other liabilities	227	693

Total current liabilities	18,778	29,011

ABANDONMENT LIABILITY	23,326	23,021

PRODUCTION PARTICIPATION PLAN LIABILITY	7,678	7,868

TAX SHARING LIABILITY	29,390	28,790

LONG-TERM DEBT	148,055	188,017

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 75,000,000 shares authorized, 18,842,171 and 18,750,000 shares issued and outstanding	19	19
Additional paid-in capital	172,307	170,367
Accumulated other comprehensive income (loss)	1,820	(223)
Deferred compensation	(1,875)	—
Retained earnings	99,053	89,415

Total stockholders’ equity	271,324	259,578

TOTAL	$498,551	$536,285

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(In thousands, except per share data)

	2004	2003
REVENUES:
Oil and gas sales	$47,636	$49,483
Loss on oil and gas hedging activities	(1,015)	(6,658)
Interest income	99	21

Total	46,720	42,846

COSTS AND EXPENSES:
Lease operating	10,549	10,714
Production taxes	3,006	3,020
Depreciation, depletion and amortization	10,729	10,599
Exploration	418	163
General and administrative	4,001	3,189
Interest expense	2,319	3,226

Total costs and expenses	31,022	30,911

INCOME BEFORE INCOME TAXES AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	15,698	11,935
INCOME TAX EXPENSE:
Current	—	650
Deferred	6,060	3,821

Total income tax expense	6,060	4,471

INCOME FROM CONTINUING OPERATIONS	9,638	7,464
CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	—	3,905

NET INCOME	$9,638	$3,559

Earnings per share from continuing operations, basic and diluted	$0.51	$0.40
Cumulative change in accounting principle	—	(0.21)

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.51	$0.19

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	18,753	18,750

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)

FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE

THREE MONTHS ENDED MARCH 31, 2004

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
BALANCES—January 1, 2003	18,750	$19	$53,219	$71,130	$(1,550)	$—	$122,818
Net income				18,285			18,285	$18,285
Unrealized net gain on marketable securities for sale					664		664	664
Change in derivative instrument fair value					663		663	663
Conversion of Alliant note payable to equity			80,931				80,931
Issuance of note payable			(3,000)				(3,000)
Phantom equity plan contribution			10,666				10,666
Tax basis step-up			28,551				28,551

BALANCES—December 31, 2003	18,750	19	170,367	89,415	(223)	$—	259,578	$19,612

Net income				9,638			9,638	$9,638
Unrealized net gain on marketable equity securities for sale					1,126		1,126	1,126
Change in derivative instrument fair value					917		917	917
Deferred compensation stock issued	92		1,940			(1,940)
Amortization of deferred compensation						65	65

BALANCES—March 31, 2004	18,842	$19	$172,307	$99,053	$1,820	$(1,875)	$271,324	$11,681

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(In thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,638	$3,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,729	10,599
Deferred income taxes	6,060	3,821
Amortization of debt issuance costs	282	300
Accretion of tax sharing agreement	600	—
Amortization of deferred compensation	65	—
Cumulative change in accounting principle	—	3,905
Changes in assets and liabilities:
Accounts receivable	(1,765)	(9,603)
Income taxes and other receivable	—	1,526
Other assets	(2,342)	2,143
Abandonment liability	(75)	(64)
Production participation plan	(3,426)	(2,550)
Other current liabilities	(5,464)	1,977

Net cash provided by operating activities	14,302	15,613

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(11,508)	(5,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Alliant		460
Payment on long-term debt	(40,000)
Debt issuance costs		(83)

Net cash provided (used) by financing activities	(40,000)	377

NET CHANGE IN CASH AND CASH EQUIVALENTS	(37,206)	10,789
CASH AND CASH EQUIVALENTS:
Beginning of period	53,585	4,833

End of period	$16,379	$15,622

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$499	$3

Cash paid for interest	$1,612	$2,466

NONCASH FINANCING ACTIVITIES:
Alliant debt converted to equity	—	80,931

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 (UNAUDITED)

(In thousands, except per share data)

1.	BASIS OF PRESENTATION

Description of Operations—Whiting Petroleum Corporation (“Whiting” or the “Company”) is a Delaware corporation that prior to its initial public offering in November 2003 was a wholly owned indirect subsidiary of Alliant Energy Corporation (“Alliant Energy” or “Alliant”), a holding company whose primary businesses are utility companies. Just prior to the initial public offering of Whiting’s common stock, the Company in effect split its common stock, issuing 18,330 shares for the 1 previously held by Alliant Energy. All periods presented have been adjusted to reflect the current capital structure. Whiting acquires, develops and explores for producing oil and gas properties primarily in the Gulf Coast/Permian Basin, Rocky Mountains, Michigan, and Mid-Continent regions of the United States.

Consolidated Financial Statements—The unaudited consolidated financial statements include the accounts of Whiting and its subsidiaries, all of which are wholly owned, together with its pro rata share of the assets, liabilities, revenue and expenses of limited partnerships in which Whiting is the sole general partner. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Except as disclosed herein, there has been no material change to the information disclosed in the notes to consolidated financial statements included in Whiting’s Annual Report on Form 10-K for the year ended December 31, 2003. It is recommended that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K.

Earnings Per Share—Basic net income per common share of stock is calculated by dividing net income by the weighted average of common shares outstanding during each period. Diluted net income per common share of stock is calculated by dividing net income by the weighted average of common shares outstanding and other dilutive securities. The only securities considered dilutive are the Company’s unvested restricted stock awards. The dilutive effect of these securities were immaterial to the calculation.

2.	DERIVATIVE FINANCIAL INSTRUMENTS

Whiting is exposed to market risk in the pricing of its oil and gas production. Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, supply and demand factors, worldwide political factors and general economic conditions. Periodically, Whiting utilizes traditional swap and collar arrangements to mitigate the impact of oil and gas price fluctuations related to its sales of oil and gas. The Company attempts to qualify the majority of these instruments as cash flow hedges for accounting purposes.

During the first quarter of 2004 and 2003, the Company recognized losses of $1,015 and $6,658, respectively, related to its hedging activities. In addition, at March 31, 2004, Whiting’s remaining cash flow hedge positions resulted in a pre-tax liability of $650.

3.	MARKETABLE SECURITIES

As of March 31, 2004 and December 31, 2003, the Company had equity investments in publicly traded securities classified as available-for-sale (included in other long term-assets) with an original cost to the Company of $585 and a fair value of approximately $4,200 and $2,367, respectively. As of March 31, 2004, the Company recorded an unrealized holding gain of $3,615 of which $2,220 was recorded as a component of accumulated other comprehensive income and $1,395 was recorded as a decrease to the deferred tax asset. As of December 31, 2003, the Company recorded an unrealized holding gain of $1,782 of which $1,094 was recorded as a component of accumulated other comprehensive income and $688 was recorded as a decrease to the deferred tax asset.

4.	ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires the Company to recognize the fair value of asset retirement obligations in the financial statements by capitalizing that cost as a part of the cost of the related asset. In regards to the Company, this Statement applies directly to the plug and abandonment liabilities associated with the Company’s net working interest in well bores. The additional carrying amount is depleted over the estimated lives of the properties. The discounted liability is based on historical abandonment costs in specific areas and is accreted at the end of each accounting period through charges to depreciation, depletion and amortization expense. If the obligation is settled for other than the carrying amount, then a gain or loss is recognized on settlement.

The Company’s estimated liability for plugging and abandoning its oil and natural gas wells and certain obligations for onshore and offshore facilities in California is discounted using a credit-adjusted risk-free rate of approximately 7%. Upon adoption of SFAS No. 143, the Company recorded an increase to its discounted abandonment liability of $16.4 million, increased proved property cost by $10.1 million and recognized a one-time cumulative effect charge of $3.9 million (net of a deferred tax benefit of $2.4 million).

The following table provides a reconciliation of the Company’s liability for the three months ended March 31, 2004 and the year ended December 31, 2003.

	Three Months Ended March 31, 2004	Year Ended December 31, 2003
Beginning asset retirement obligation	$23,021	$4,232
SFAS 143 adoption	—	16,458
Additional liability incurred	—	996
Accretion expense	380	1,482
Liabilities settled	(75)	(147)

Ending asset retirement obligation	$23,326	$23,021

No revisions have been made to the timing or the amount of the original estimate of undiscounted cash flows during 2004 or 2003.

5.	LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
Bank borrowings	$145,000	$185,000
Alliant	3,055	3,017

Credit Facility— The Company has a $350.0 million credit agreement with a syndicate of banks. At March 31, 2004, the borrowing base was $210.0 million with an outstanding principal balance of $145.0 million. The borrowing base under the credit agreement is based on the collateral value of the Company’s proved reserves and is subject to redetermination on May 1 and November 1 of each year. The borrowing base of $210 million was reaffirmed on May 1, 2004; however, the borrowing base was reduced to $195.0 million on May 11, 2004 upon completion of our private placement of our 7.25% senior subordinated notes due 2012 (see Note 11). The credit agreement provides for interest only payments until December 20, 2005, when the entire amount borrowed is due. Interest accrues, at the Company’s option, at either (1) the base rate plus a margin where the base rate is defined as the higher of the federal funds rate plus 0.5% or the prime rate and the margin varies from 0.25% to 1.0% depending on the utilization percentage of the borrowing base, or (2) at the LIBOR rate plus a margin where the margin varies from 1.5% to 2.25% depending on the utilization percentage of the borrowing base. The Company has consistently chosen the LIBOR rate option since it delivers the lowest effective interest rate. Based on the Company’s borrowing base utilization percentage at March 31, 2004, the LIBOR margin was 1.75%. Commitment fees of 0.375% to 0.5% accrue on the unused portion of the borrowing base, depending on the utilization percentage, and are included as a component of interest expense. At March 31, 2004, all amounts outstanding under the credit agreement accrued interest at an annual rate of 2.95% fixed through August 6, 2004.

The credit agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires the Company to maintain certain debt to EBITDAX (as defined in the credit agreement) ratios and a working capital ratio. The Company was in compliance with the covenants under the credit agreement as of March 31, 2004. The credit agreement is secured by a first lien on substantially all of Whiting’s assets. Whiting Petroleum Corporation has guaranteed the obligations of Whiting Oil and Gas Corporation under the credit agreement.

If the Company’s acquisition of Equity Oil Company closes, then the Company expects to incorporate into its credit agreement Equity’s outstanding debt under its credit facility, which was $29.0 million as of December 31, 2003. The Company will be required to amend the credit agreement to permit this incorporation of debt.

The Company is currently in negotiations with the lenders under its existing credit agreement to amend and restate the credit agreement to (1) permit the incorporation of Equity Oil Company’s debt under its existing credit facility into the credit agreement, (2) increase the lenders’ total commitment under the credit agreement to $400.0 million and (3) extend the maturity of the credit agreement to four years from the date the amended and restated credit agreement closes. Consummation of this amended and restated credit agreement is subject to the execution of definitive documents and to a number of terms and conditions.

Long-Term Debt Payable to Alliant Energy - In conjunction with the Company’s initial public offering in November 2003, the Company issued a promissory note payable to Alliant Energy in the aggregate principal amount of $3.0 million. The note bears interest at an annual rate of 5%. All principal and interest on the promissory note are due on November 25, 2005.

Alliant Energy had loaned the Company an aggregate $80.5 million as of December 31, 2002. The note bore interest at a floating rate which ranged from 6.9% to 4.4% during the first quarter of 2003. On March 31, 2003, Alliant Energy converted its outstanding intercompany balance of $80.9 million to equity of the Company.

6.	EQUITY INCENTIVE PLAN

The Company’s Board of Directors adopted the Whiting Petroleum Corporation 2003 Equity Incentive Plan on September 17, 2003. Two million shares of the Company’s common stock have been reserved for issuance under this plan. No participating employee may be granted options for more than 300,000 shares of common stock, stock appreciation rights with respect to more than 300,000 shares of common stock or more than 150,000 shares of restricted stock during any calendar year. This plan prohibits the repricing of outstanding stock options without stockholder approval. During the first quarter of 2004, the Company granted 92,171 shares of restricted stock under this plan. The shares of restricted stock were valued at $1.94 million and are being amortized to general and administrative expense over their three year vesting period.

7.	PRODUCTION PARTICIPATION PLAN

The Company maintains a Production Participation Plan for all employees. On an annual basis, interests in oil and gas properties acquired or developed during the year are allocated to the plan on a discretionary basis. Once allocated, the interests (not legally conveyed) are fixed and plan participants generally vest ratably over five years. Forfeitures are re-allocated among other Plan participants. Allocations prior to 1995 consisted of 2% - 3% overriding royalty interests. Allocations since 1995 have been 2% - 5% net revenue interests. Payments to participants of the plan are made annually in cash after year end.

Effective April 23, 2004, the Production Participation Plan was amended and restated. Specifically, the plan was amended to (1) provide that, for years 2004 and beyond, employees will vest at a rate of 20% per year with respect to the income allocated to the plan for such year; (2) provide that employees will become fully vested at age 65, regardless of when their interests would otherwise vest; and (3) provide that, for pools for years 2004 and beyond, if there are forfeitures, the interests will not be proportionately divided among the remaining participants in a given pool.

8.	TAX SEPARATION AND INDEMNIFICATION AGREEMENT WITH ALLIANT ENERGY

In connection with Whiting’s initial public offering in November 2003, the Company entered into a tax separation and indemnification agreement with Alliant Energy. Pursuant to this agreement, the Company and Alliant Energy made a tax election with the effect that the tax basis of the assets of Whiting and its subsidiaries were increased to the deemed purchase price of their assets immediately prior to such initial public offering. Whiting has adjusted deferred taxes on its balance sheet to reflect the new tax basis of the Company’s assets. This additional basis is expected to result in increased future income tax deductions and, accordingly, may reduce income taxes otherwise payable by Whiting.

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

In 2014, Whiting will be obligated to pay Alliant Energy 90% of the present value of the remaining tax benefits assuming all such tax benefits will be realized in future years. Future tax benefits in total will approximate $62 million. The Company has estimated total payments to Alliant will approximate $49 million given the discounting affect of the final payment in 2014. The Company has discounted all cash payments to Alliant at the date of the Tax Separation Agreement.

The initial recording of this transaction in November 2003 resulted in a $57.2 million increase in deferred tax assets, a $28.6 million discounted payable to Alliant Energy and a $28.6 million increase to stockholders’ equity. The Company will monitor the estimate of when payments will be made and adjust the accretion of this liability on a prospective basis. During the first quarter of 2004, the Company recognized $600 of accretion expense which is included as a component of interest expense.

There is a provision in the Tax Separation Agreement that if tax rates were to change (increase or decrease), the tax benefit or detriment would result in a corresponding adjustment of the Alliant liability. For purposes of this calculation, management has assumed that no such change will occur during the term of this agreement.

9.	ACQUISITION OF EQUITY OIL COMPANY

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

10.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

The FASB is currently evaluating the application of certain provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” to companies in the extractive industries, including oil and gas. The FASB is considering whether the provisions of SFAS No. 141 and SFAS No. 142 require registrants to classify costs associated with mineral rights, including both proved and unproved lease acquisition costs, as intangible assets in the balance sheet, apart from other oil and gas property costs, and provide specific footnote disclosures. In the event the FASB determines that costs associated with mineral rights are required to be classified as intangible assets, the Company currently believes that its financial condition and results of operations would not be affected.

11.	SUBSEQUENT EVENT

On May 11, 2004, the Company issued, in a private placement, $150,000,000 aggregate principal amount of its 7.25% senior subordinated notes due 2012. The net proceeds of the offering were used to refinance debt outstanding under the Company’s credit agreement. The notes are unsecured obligations of the Company and are subordinated to all of the Company’s senior debt. The indenture governing the notes contains various restrictive covenants that may limit the Company’s and its subsidiaries’ ability to, among other things, (1) pay dividends on, redeem or repurchase the Company’s capital stock or redeem or repurchase the Company’s subordinated debt; (2) make investments; (3) incur additional indebtedness or issue preferred stock; (4) sell assets; (5) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries taken as a whole; and (6) enter into hedging contracts. These covenants may limit the discretion of the Company’s management in operating the Company’s business. In addition, Whiting Oil and Gas Corporation’s credit agreement restricts the ability of the Company’s subsidiaries to make payments to the Company. Two of the Company’s subsidiaries, Whiting Oil and Gas Corporation and Whiting Programs, Inc. (the “Guarantors”), have fully, unconditionally, jointly and severally guaranteed the Company’s obligations under the notes. All of the Company’s subsidiaries other than the Guarantors are minor within the meaning of Rule 3-10(h)(6) of Regulation S-X of the Securities and Exchange Commission, and the Company has no independent assets or operations.

******

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the terms “Whiting,” “we,” “us,” “our” or “ours” when used in this Item refer to Whiting Petroleum Corporation, together with its only operating subsidiary, Whiting Oil and Gas Corporation. When the context requires, we refer to these entities separately.

Forward-Looking Statements

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

Results of Operations

The following table sets forth selected operating data for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Net production:
Natural gas (MMcf)	5,520	5,383
Oil (MBbls)	649	641
MMcfe	9,414	9,229
Oil and gas sales (in thousands):
Natural gas	$27,609	$30,145
Oil	$20,027	$19,338
Average sales prices:
Natural gas (per Mcf)	$5.00	$5.60
Effect of natural gas hedges on average price (per Mcf)	—	$(1.10)

Natural gas net of hedging (per Mcf)	$5.00	$4.50

Oil (per Bbl)	$30.86	$30.17
Effect of oil hedges on average price (per Bbl)	$(1.56)	$(1.16)

Oil net of hedging (per Bbl)	$29.30	$29.01

Additional data (per Mcfe):
Sales price, net of hedging	$4.95	$4.64
Lease operating expenses	$1.12	$1.16
Production taxes	$0.32	$0.33

Operating margin	$3.51	$3.15

Depreciation, depletion and amortization expense	$1.14	$1.15
General and administrative expenses	$0.43	$0.35

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Oil and Natural Gas Sales. Our oil and natural gas sales revenue decreased approximately $1.8 million to $47.6 million for the first quarter of 2004. Sales in any period are a function of sales volumes and average sales prices. As shown above, our sales volumes increased 2% between periods on a Mcfe basis. The volume increase resulted from successful drilling and acquisition activities over the past year which produced new volumes that more than offset natural decline. In terms of pricing, the average natural gas price decrease of 11% created the largest downward variance and was offset to a smaller degree by a 2% increase in average oil price.

Loss on Oil and Natural Gas Hedging Activities. We hedged 46% of our natural gas volumes during the first quarter of 2004 incurring no hedging loss, and 45% of our natural gas volumes during the first quarter of 2003 incurring a hedging loss of $6.0 million. The majority of the hedging loss in 2003 occurred in the month of March when NYMEX natural gas prices reached record highs in excess of $9.00 per MMbtu. We hedged 46% of our oil volumes during the first quarter of 2004 incurring a hedging loss of $1.0 million, and 22% of our oil volumes during the first quarter of 2003 incurring a loss of $0.7 million. See Item 3, “Qualitative and Quantitative Disclosures About Market Risk” for a list of currently outstanding oil and natural gas hedges.

Lease Operating Expenses. Our lease operating expenses per Mcfe decreased from $1.16 during the first quarter of 2003 to $1.12 during the same period in 2004. During 2003 we continued an extensive repair and replacement program on wells acquired during 2002. These procedures ended in late 2003 and lease operating costs have decreased to a level more reflective of ongoing operations.

Production Taxes. The production taxes we pay are generally calculated as a percent of oil and natural gas sales revenue before the effect of hedging. We take full advantage of all credits and exemptions allowed in the various taxing jurisdictions. Due to our broad asset base, we expect our production tax rate to vary within a small window of 6.0% to 6.5% of oil and natural gas sales revenue. Our production taxes for the first quarter of 2004 and 2003 were 6.3% and 6.1%, respectively, of oil and natural gas sales.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense “DD&A” increased $130,000 over the first quarter of 2003 to $10.7 million for the first quarter of 2004. The increase resulted from increased production offset by a small decrease in DD&A rate. On a Mcfe basis, the rate decrease was from $1.15 in the first quarter of 2003 to $1.14 during the same period in 2004. Our DD&A rate was consistent between periods because the pricing environments were similar at each quarter end. Future changes in the pricing environment could significantly impact our DD&A rate. Price increases allow for longer economic production lives and corresponding increased reserve volumes and, as a result, lower depletion rates. Price decreases have the opposite effect. The components of our depreciation, depletion and amortization expense are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Depletion	$10,169	$10,057
Depreciation	180	180
Accretion of abandonment liability	380	362

Total	$10,729	$10,599

Exploration Costs. Our exploration costs increased $255,000 from the first quarter of 2003 to $418,000 during the first quarter of 2004. The higher exploratory costs are related to the increased 2004 drilling budget.

General and Administrative Expenses. We report general and administrative cost net of COPAS and partnership reimbursements. The components of our general and administrative expense are as follows:

	Three Months Ended March 31,
	2004	2003
General and administrative expense	$5,297	$4,624
Reimbursements	(1,296)	(1,435)

General and administrative expense, net	$4,001	$3,189

General and administrative expense increased $0.8 million, to $4.0 million during the first quarter of 2004. The increase between first quarters was from $0.35 to $0.43 on a per Mcfe basis. The increase was primarily caused by the extra costs of functioning as a public company, increases in the employee base due to the continued growth of the company and general cost inflation. The decrease in reimbursements was caused by our purchase of the limited partnership interests in three of the six remaining managed partnerships during the second quarter of 2003.

Interest Expense. The components of our interest expense are as follows:

	Three Months Ended March 31,
	2004	2003
Bank borrowings	$1,399	$1,719
Alliant	38	1,207
Amortization of debt issue costs	282	300
Accretion of tax sharing liability	600	—

Total interest expense	$2,319	$3,226

The decrease in bank interest was primarily due to our $40.0 million pay down of the bank facility on February 17, 2004. The decrease in interest expense related to Alliant was due to the March 31, 2003 conversion of $80.9 million of intercompany debt into our equity. The accretion of our tax sharing liability is related to a step-up in tax basis effected immediately prior to our initial public offering (“IPO”) in November 2003. A further explanation of the step-up transaction is included in the “Liquidity and Capital Resources” section below.

Income Tax Expense. Our effective income tax rate was estimated at 38.6% in the first quarter of 2004, consistent with the yearly estimated effective tax rate for 2003. Prior to our IPO, we were included in the consolidated federal income tax return of Alliant Energy and calculated our income tax expense on a separate return basis at Alliant Energy’s effective income tax rate. Immediately prior to our IPO, Alliant Energy effected a step-up in the tax basis of Whiting Oil and Gas Corporation’s assets, which had the result of increasing our future tax deductions. As a result of this step-up in tax basis and the net operating loss generated during the post-IPO stub period in 2003 we do not expect to pay any federal income taxes related to the 2004 tax year

Cumulative Change in Accounting Principle. Effective January 1, 2003, we adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement generally applies to legal obligations associated with the retirement of long-lived assets and requires us to recognize the fair value of asset retirement obligations in our financial statements by capitalizing that cost as a part of the cost of the related asset. This statement applies directly to plug and abandonment liabilities associated with our net working interest in well bores. The additional carrying amount is depleted over the estimated useful lives of the properties. The discounted liability is based on historical abandonment costs in specific areas and is accreted at the end of each accounting period through charges to accretion expense. Upon adoption of SFAS No. 143, we recorded an increase to our discounted abandonment liability of $16.4 million, increased proved property cost by $10.1 million and recognized a one-time cumulative effect charge of $3.9 million (net of a deferred tax benefit of $2.4 million).

Net Income. Net income increased from $3.9 million during the first quarter of 2003 to $9.6 million during the first quarter of 2004. The primary reasons for this increase included higher crude oil and natural gas prices net of hedging between periods, higher volumes sold, lower lease operating expense and interest charges, the impact of the cumulative effect of adoption of SFAS No. 143 in 2003, offset by higher general and administrative, D,D&A and exploration costs in 2004.

Liquidity and Capital Resources

Cash Flows. We entered 2004 with $53.6 million of cash and cash equivalents. During the first quarter of 2004, we generated an additional $27.3 million from operating activities before consideration of working capital changes. On February 17, 2004, we used $40.0 million of our cash to pay down $40.0 million of the outstanding principal balance under our bank credit facility. The decrease in total assets between December 31, 2003 and March 31, 2004 was primarily the result of the debt repayment. At March 31, 2004, our debt to total capitalization ratio was 35%, we had $16.4 million of cash on hand, $28.4 million of working capital and $271.3 million of stockholders’ equity.

We continually evaluate our capital needs and compare them to our capital resources. Our budgeted capital expenditures for the further development of our property base are $68.0 million during 2004, an increase from the $48.6 million spent on capitalized development during 2003. During the first quarter we spent $11.5 million on development which was an increase from the $5.2 million spent on development during the first quarter of 2003. Although we have no specific budget for property acquisitions, we will continue to seek property acquisition opportunities that complement our existing core property base. We expect to fund the remainder of our 2004 development expenditures from internally generated cash flow and cash on hand. We believe that should attractive acquisition opportunities arise or development expenditures exceed $68.0 million, we could finance the additional capital expenditures with cash on hand, operating cash flow, additional borrowings under our credit facility, issuances of additional equity or development with industry partners. The level of capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among other factors.

Credit Facility. Whiting Oil and Gas Corporation has a $350.0 million credit agreement with a syndicate of banks. At March 31, 2004, our borrowing base was $210.0 million with an outstanding principal balance of $145.0 million. The borrowing base under the credit agreement is based on the collateral value of our proved reserves and is subject to redetermination on May 1 and November 1 of each year. The borrowing base of $210 million was reaffirmed on May 1, 2004; however, the borrowing base was reduced to $195.0 million on May 11, 2004 upon completion of our private placement of our 7.25% senior subordinated notes due 2012. The credit agreement provides for interest only payments until December 20, 2005, when the entire amount borrowed is due. Interest accrues, at our option, at either (1) the base rate plus a margin where the base rate is defined as the higher of the federal funds rate plus 0.5% or the prime rate and the margin varies from 0.25% to 1.0% depending on the utilization percentage of the borrowing base, or (2) at the LIBOR rate plus a margin where the margin varies from 1.5% to 2.25% depending on the utilization percentage of the borrowing base. We have consistently chosen the LIBOR rate option since it delivers the lowest effective interest rate. Based on our borrowing base utilization percentage at March 31, 2004, the LIBOR margin was 1.75%. Commitment fees of 0.375% to 0.5% accrue on the unused portion of the borrowing base, depending on the utilization percentage, and are included as a component of interest expense. At March 31, 2004, all amounts outstanding under the credit agreement accrued interest at an annual rate of 2.95% fixed through August 6, 2004

The credit agreement has covenants that restrict the payment of cash dividends, borrowings, sale of assets, loans to others, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires us to maintain certain debt to EBITDAX (as defined in the credit agreement) ratios and a working capital ratio. We were in compliance with our covenants under the credit agreement as of March 31, 2004. The credit agreement is secured by a first lien on substantially all of Whiting Oil and Gas Corporation’s assets. Whiting Petroleum Corporation has guaranteed the obligations of Whiting Oil and Gas Corporation under the credit agreement.

If our acquisition of Equity Oil Company closes, then Whiting Oil and Gas Corporation expects to incorporate into its credit agreement Equity’s outstanding debt under its credit facility, which was $29.0 million as of December 31, 2003. We will be required to amend Whiting Oil and Gas Corporation’s credit agreement to permit this incorporation of debt.

We are currently in negotiations with the lenders under Whiting Oil and Gas Corporation’s existing credit agreement to amend and restate the credit agreement to (1) permit the incorporation of Equity Oil Company’s debt under its existing credit facility into Whiting Oil and Gas Corporation’s credit agreement, (2) increase the lenders’ total commitment under the credit agreement to $400.0 million and (3) extend the maturity of the credit agreement to four years from the date the amended and restated credit agreement closes. Consummation of this amended and restated credit agreement is subject to the execution of definitive documents and to a number of terms and conditions.

7.25% Senior Subordinated Notes due 2012. On May 11, 2004, we issued, in a private placement, $150,000,000 aggregate principal amount of our 7.25% senior subordinated notes due 2012. The net proceeds of the offering were used to refinance debt outstanding under Whiting Oil and Gas Corporation’s credit agreement. The notes are unsecured obligations of ours and are subordinated to all of our senior debt. The indenture governing the notes contains various restrictive covenants that may limit our and our subsidiaries’ ability to, among other things, (1) pay dividends on, redeem or repurchase our capital stock or redeem or repurchase our subordinated debt; (2) make investments; (3) incur additional indebtedness or issue preferred stock; (4) sell assets; (5) consolidate, merge or transfer all or substantially all of the assets of us and our restricted subsidiaries taken as a whole and (6) enter into hedging contracts. These covenants may limit the discretion of our management in operating our business. Two of our subsidiaries, Whiting Oil and Gas Corporation and Whiting Programs, Inc., have fully, unconditionally, jointly and severally guaranteed our obligations under the notes.

Historical Financing. Prior to our initial public offering in November 2003, we functioned as an indirect wholly-owned subsidiary of Alliant Energy Corporation. As a result, our liquidity was directly related to the financial resources and capital expenditure allocations of Alliant Energy Corporation. In the past, Alliant Energy Corporation provided a capital expenditure budget and funded net cash requirements beyond cash generated from operations. Until our $185.0 million bank borrowing in December 2002, we did not rely on outside sources of borrowing or capital. Instead, we received advances on Alliant Energy Corporation’s intercompany credit facility, which primarily covered the shortfall between our capital expenditures (including acquisitions) and cash generated from operations and property sales. In March 2003, Alliant Energy converted its remaining intercompany loan plus accrued interest of $80.9 million to our equity.

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

Schedule of Contractual Obligations and Off-Balance Sheet Arrangements. Information regarding our contractual obligations and off-balance sheet arrangements is contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. No material changes to such information have occurred during the three months ended March 31, 2004.

New Accounting Policies

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

The FASB is currently evaluating the application of certain provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” to companies in the extractive industries, including oil and gas. The FASB is considering whether the provisions of SFAS No. 141 and SFAS No. 142 require registrants to classify costs associated with mineral rights, including both proved and unproved lease acquisition costs, as intangible assets in the balance sheet, apart from other oil and gas property costs, and provide specific footnote disclosures. In the event the FASB determines that costs associated with mineral rights are required to be classified as intangible assets, the Company currently believes that its financial condition and results of operations would not be affected.

Critical Accounting Policies and Estimates

Information regarding critical accounting policies and estimates is contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. No material changes to such information have occurred during the three months ended March 31, 2004.

Effects of Inflation and Pricing

We experienced increased costs during 2003 and 2004 due to increased demand for oil field products and services. The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. Material changes in prices impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans and value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. While we do not currently expect business costs to materially increase, continued high prices for oil and natural gas could result in increases in the cost of material, services and personnel.

Acquisition of Equity Oil Company

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and have not materially changed since that report was filed.

Our outstanding hedges at May 1, 2004 are summarized below:

Commodity	Period	Monthly Volume (MMbtu)/(Bbl)	NYMEX Floor/Ceiling
Crude Oil	04/2004 to 06/2004	50,000	$28.00/$35.40
Crude Oil	04/2004 to 06/2004	50,000	$28.00/$37.94
Natural Gas	07/2004 to 09/2004	400,000	$4.50/$8.35
Crude Oil	07/2004 to 09/2004	50,000	$28.00/$35.37
Crude Oil	07/2004 to 09/2004	50,000	$30.00/$38.78
Natural Gas	10/2004 to 12/2004	400,000	$4.50/9.40

The collared hedges shown above have the effect of providing a protective floor while allowing us to share in upward pricing movements. Consequently, while these hedges are designed to decrease our exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the natural gas contracts listed above, a hypothetical $0.10 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause a change in the gain (loss) on hedging activities of $240,000 for the remainder of 2004. For the crude oil contracts listed above, a hypothetical $1.00 change in the NYMEX price would cause a change in the gain (loss) on hedging activities of $600,000 for the remainder of 2004.

We have also entered into fixed price marketing contracts directly with end users for a portion of the natural gas we produce in Michigan. All of those contracts have built-in pricing escalators of 4% per year. Our outstanding fixed price marketing contracts at May 1, 2004 are summarized below:

Commodity	Period	Monthly Volume (Mmbtu)	2004 Price Per Mmbtu
Natural Gas	01/2002 to 12/2011	51,000	$4.22
Natural Gas	01/2002 to 12/2012	60,000	3.74

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chairman, President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2004. Based upon their evaluation of these disclosures controls and procedures, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2004 to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

1. Current Report on Form 8-K dated February 2, 2004 (Items 5 and 7), reporting the announcement of the execution of an Agreement and Plan of Merger, dated February 1, 2004, by and among Whiting Petroleum Corporation, WPC Equity Acquisition Corp. and Equity Oil Company.

2. Current Report on Form 8-K dated February 25, 2004 (Items 7 and 12), reporting the announcement of the Registrant’s earnings for the three months and fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 12th day of May, 2004.

WHITING PETROLEUM CORPORATION

By	/s/ James J. Volker

James J. Volker Chairman, President and Chief Executive Officer

By	/s/ James R. Casperson

James R. Casperson Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

(4.1)	Indenture, dated as of May 11, 2004, by and among Whiting Petroleum Corporation, Whiting Oil and Gas Corporation, Whiting Programs, Inc. and JPMorgan Chase Bank.

(4.2)	Registration Rights Agreement, dated May 11, 2004, by and among Whiting Petroleum Corporation, Whiting Oil and Gas Corporation, Whiting Programs, Inc. and the initial purchasers named therein.

(4.3)	Fourth Amendment to Credit Agreement, dated as of April 22, 2004, among Whiting Oil and Gas Corporation, Bank One, NA, as Administrative Agent, and the financial institutions party thereto [incorporated by reference to Exhibit 99.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K dated April 22, 2004 (File No. 001-31899)].

(10.1)	Whiting Oil and Gas Corporation Production Participation Plan, as amended and restated April 23, 2004.

(31.1)	Certification by Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(32.1)	Certification of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350