Form 10-Q
period 2004-06-30
WHITING PETROLEUM CORP
filed 2004-07-30
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-31899

Whiting Petroleum Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-0098515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Broadway, Suite 2300 Denver Colorado	80290-2300
(Address of principal executive offices)	(Zip code)

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

Number of shares of the registrant’s common stock outstanding at July 16, 2004: 18,842,171 shares.

- i -

PART I

Item 1. Financial Statements

WHITING PETROLEUM CORPORATION

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003	2

Unaudited Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2004 and 2003	4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Year Ended December 31, 2003 and the Six Months Ended June 30, 2004 (Unaudited)	5

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	6

Notes to Unaudited Consolidated Financial Statements	7

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2004 (Unaudited) AND DECEMBER 31, 2003

(In thousands)

	June 30, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32,376	$53,585
Accounts receivable trade	30,167	24,020
Prepaid expenses and other	6,157	2,666

Total current assets	68,700	80,271

PROPERTY AND EQUIPMENT:
Oil and gas properties, successful efforts method:
Proved properties	643,008	615,764
Unproved properties	3,090	1,637
Other property and equipment	3,050	2,684

Total property and equipment	649,148	620,085

Less accumulated depreciation, depletion and amortization	(213,525)	(192,794)

Total property and equipment-net	435,623	427,291

OTHER LONG-TERM ASSETS	16,058	9,988

DEFERRED INCOME TAX ASSET	3,388	18,735

TOTAL	$523,769	$536,285

See notes to unaudited consolidated financial statements.

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2004 (Unaudited) AND DECEMBER 31, 2003

(In thousands)

	June 30, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,269	$15,918
Oil and gas sales payable	2,960	2,406
Accrued employee benefits	3,247	5,275
Production taxes payable	3,280	2,574
Derivative liability	550	2,145
Income taxes and other liabilities	—	693

Total current liabilities	26,306	29,011

ASSET RETIREMENT OBLIGATION	23,980	23,021

PRODUCTION PARTICIPATION PLAN LIABILITY	7,268	7,868

TAX SHARING LIABILITY	29,990	28,790

LONG-TERM DEBT	152,006	188,017

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 75,000,000 shares authorized, 18,842,171 and 18,750,000 shares issued and outstanding	19	19
Additional paid-in capital	172,307	170,367
Accumulated other comprehensive income (loss)	1,082	(223)
Deferred compensation	(1,713)	—
Retained earnings	112,524	89,415

Total stockholders’ equity	284,219	259,578

TOTAL	$523,769	$536,285

See notes to unaudited consolidated financial statements.

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES:
Oil and gas sales	$52,874	$41,883	$100,510	$91,366
Loss on oil and gas hedging activities	(560)	(2,143)	(1,575)	(8,802)
Gain on sale of marketable securities	2,382	—	2,382	—
Interest income and other	35	73	134	93

Total	54,731	39,813	101,451	82,657

COSTS AND EXPENSES:
Lease operating	11,144	10,107	21,693	20,820
Production taxes	3,212	2,553	6,218	5,574
Depreciation, depletion and amortization	10,761	9,865	21,490	20,463
Exploration	502	573	920	735
General and administrative	4,073	3,206	8,074	6,396
Interest expense	3,100	2,028	5,419	5,254

Total costs and expenses	32,792	28,332	63,814	59,242

INCOME BEFORE INCOME TAXES AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	21,939	11,481	37,637	23,415

INCOME TAX EXPENSE:
Current	—	—	—	442
Deferred	8,468	4,428	14,528	8,456

Total income tax expense	8,468	4,428	14,528	8,898

INCOME FROM CONTINUING OPERATIONS	13,471	7,053	23,109	14,517

CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE (See Note 4)	—	—	—	3,905

NET INCOME	$13,471	$7,053	$23,109	$10,612

Earnings per share from continuing operations, basic and diluted	$0.72	$0.38	$1.23	$0.78
Cumulative change in accounting principle	—	—	—	(0.21)

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.72	$0.38	$1.23	$0.57

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	18,755	18,750	18,754	18,750

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	18,775	18,750	18,766	18,750

See notes to unaudited consolidated financial statements.

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE

SIX MONTHS ENDED JUNE 30, 2004 (Unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount

BALANCES—January 1, 2003	18,750	$19	$53,219	$71,130	$(1,550)	$—	$122,818
Net income				18,285			18,285	$18,285
Unrealized net gain on marketable securities for sale					664		664	664
Change in derivative instrument fair value					663		663	663
Conversion of Alliant note payable to equity			80,931				80,931
Issuance of note payable			(3,000)				(3,000)
Phantom equity plan contribution			10,666				10,666
Tax basis step-up			28,551				28,551

BALANCES—December 31, 2003	18,750	19	170,367	89,415	(223)	—	259,578	$19,612

Net income (unaudited)				23,109			23,109	$23,109
Unrealized net gain on marketable securities for sale (unaudited)					326		326	326
Change in derivative instrument fair value (unaudited)					979		979	979
Deferred compensation stock issued (unaudited)	92		1,940			(1,940)
Amortization of deferred compensation (unaudited)						227	227

BALANCES—June 30, 2004 (unaudited)	18,842	$19	$172,307	$112,524	$1,082	$(1,713)	$284,219	$24,414

See notes to unaudited consolidated financial statements.

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (in thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,109	$10,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	21,490	20,463
Deferred income taxes	14,528	8,456
Amortization of debt issuance costs and debt discount	659	600
Accretion of tax sharing agreement	1,200	—
Amortization of deferred compensation	227	—
Gain on sale of marketable securities	(2,382)	—
Cumulative change in accounting principle		3,905
Changes in assets and liabilities:
Accounts receivable	(6,147)	(2,947)
Income taxes and other receivable	—	1,923
Other assets	(3,545)	1,456
Abandonment liability	(224)	(76)
Production participation plan liability	(2,436)	1,900
Other current liabilities	802	570

Net cash provided by operating activities	47,281	46,862

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,223)	(18,092)
Proceeds from sale of marketable securities	2,677	—
Acquisition of partnership interests, net of cash received	—	(2,667)

Net cash used by investing activities	(26,546)	(20,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Alliant	—	460
Issuance of long-term debt	148,890	—
Payment on long-term debt	(185,000)	—
Debt issuance costs	(5,834)	(163)

Net cash provided (used) by financing activities	(41,944)	297

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,209)	26,400

CASH AND CASH EQUIVALENTS:
Beginning of period	53,585	4,833

End of period	$32,376	$31,233

SUPPLEMENT CASH FLOW DISCLOSURES:
Cash paid for income taxes	$722	$1,481

Cash paid for interest	$2,976	$2,486

NONCASH FINANCING ACTIVITIES:
Alliant debt converted to equity	$—	$80,931

See notes to unaudited consolidated financial statements.

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2004

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

During the first six months of 2004 and 2003, the Company recognized losses of $1,575 and $8,802, respectively, related to its hedging activities. In addition, at June 30, 2004, Whiting’s remaining cash flow hedge positions resulted in a pre-tax liability of $550, of which $338 was recorded a component of accumulated other comprehensive income and $212 was recorded as an increase to the deferred tax asset.

3.	MARKETABLE SECURITIES

As of June 30, 2004 and December 31, 2003, the Company held an investment in a publicly traded security classified as available-for-sale (included in other long term-assets). The original cost to the Company was $585. During the quarter ended June 30, 2004, the Company sold one half of its holdings for $2,677 realizing a gain on sale of $2,382. As of June 30, 2004, the Company recorded an unrealized holding gain on the remaining unsold shares of $2,311 of which $1,420 was recorded as a component of accumulated other comprehensive income and $891 was recorded as a decrease to the deferred tax asset. As of December 31, 2003, the Company recorded an unrealized holding gain of $1,782 of which $1,094 was recorded as a component of accumulated other comprehensive income and $688 was recorded as a decrease to the deferred tax asset.

4.	ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires the Company to recognize the fair value of asset retirement obligations in the financial statements by capitalizing that cost as a part of the cost of the related asset. In regards to the Company, this Statement applies directly to the plug and abandonment liabilities associated with the Company’s net working interest in well bores. The additional carrying amount is depleted over the estimated lives of the properties. The discounted liability is based on historical abandonment costs in specific areas and the discount is accreted at the end of each accounting period through charges to depreciation, depletion and amortization expense. If the obligation is settled for other than the carrying amount, then a gain or loss is recognized upon settlement.

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

The following table provides a reconciliation of the Company’s liability for the six months ended June 30, 2004 and the year ended December 31, 2003.

	Six Months Ended June 30, 2004	Year Ended December 31, 2003
Beginning asset retirement obligation	$23,021	$4,232
SFAS 143 adoption	—	16,458
Additional liability incurred	423	996
Accretion expense	760	1,482
Liabilities settled	(224)	(147)

Ending asset retirement obligation	$23,980	$23,021

No revisions have been made to the timing or the amount of the original estimate of undiscounted cash flows during 2004 or 2003.

5.	LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
7 1/4% Senior Subordinated Notes due 2012	$148,914	$—
Credit Facility	$—	$185,000
Alliant	$3,092	$3,017

7 1/4% Senior Subordinated Notes due 2012— On May 11, 2004, the Company issued, in a private placement, $150.0 million aggregate principal amount of its 7 1/4% senior subordinated notes due 2012. The net proceeds of the offering were used to refinance debt outstanding under the Company’s credit agreement. The notes were issued at 99.26% of par and the associated discount is being amortized to interest expense over the term of the notes. On July 12, 2004, the Company completed an exchange offer in which it issued $150.0 million aggregate principal amount of new 7 1/4% senior subordinated notes due 2012 registered under the Securities Act of 1933 in exchange for the old notes. The notes are unsecured obligations of the Company and are subordinated to all of the Company’s senior debt. The indenture governing the notes contains various restrictive covenants that may limit the Company’s and its subsidiaries’ ability to, among other things, pay cash dividends, redeem or repurchase the Company’s capital stock or the Company’s subordinated debt, make investments, incur additional indebtedness or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries taken as a whole, and enter into hedging contracts. These covenants may limit the discretion of the Company’s management in operating the Company’s business. In addition, Whiting Oil and Gas Corporation’s credit agreement restricts the ability of the Company’s subsidiaries to make payments to the Company. The Company was in compliance with these covenants as of June 30, 2004. Three of the Company’s subsidiaries, Whiting Oil and Gas Corporation, Whiting Programs, Inc. and Equity Oil Company (the “Guarantors”), have fully, unconditionally, jointly and severally guaranteed the Company’s obligations under the notes. All of the Company’s subsidiaries other than the Guarantors are minor within the meaning of Rule 3-10(h)(6) of Regulation S-X of the Securities and Exchange Commission, and the Company has no independent assets or operations.

Credit Facility— The Company has a $400.0 million credit agreement with a syndicate of banks. At June 30, 2004, the borrowing base was $195.0 million with no outstanding principal balance. The borrowing base under the credit agreement is based on the collateral value of the Company’s proved reserves and is subject to redetermination on May 1 and November 1 of each year. The credit agreement provides for interest only payments until June 3, 2008, when the entire amount borrowed is due. Interest accrues, at the Company’s option, at either (1) the base rate plus a margin where the base rate is defined as the higher of the federal funds rate plus 0.5% or the prime rate and the margin varies from 0% to 0.625% depending on the utilization percentage of the borrowing base, or (2) at the LIBOR rate plus a margin where the margin varies from 1.25% to 1.875% depending on the utilization percentage of the borrowing base. The Company has consistently chosen the LIBOR rate option since it delivers the lowest effective interest rate. Commitment fees of 0.375% to 0.5% accrue on the unused portion of the borrowing base, depending on the utilization percentage, and are included as a component of interest expense.

The credit agreement contains restrictive covenants that may limit the Company’s ability to, among other things, pay cash dividends, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of the lenders and requires the Company to maintain certain debt to EBITDAX (as defined in the credit agreement) ratios and a working capital ratio. In addition, while the credit agreement allows the Company’s subsidiaries to make payments to the Company so that the Company may pay interest on the senior subordinated notes, it does not allow the Company’s subsidiaries to make payments to the Company to pay principal on the senior subordinated notes. The Company was in compliance with the covenants under the credit agreement as of June 30, 2004. The credit agreement is secured by a first lien on substantially all of Whiting’s assets. Whiting Petroleum Corporation has guaranteed the obligations of Whiting Oil and Gas Corporation under the credit agreement.

Long-Term Debt Payable to Alliant Energy-In conjunction with the Company’s initial public offering in November 2003, the Company issued a promissory note payable to Alliant Energy in the aggregate principal amount of $3.0 million. The note bears interest at an annual rate of 5%. All principal and interest on the promissory note are due on November 25, 2005.

Alliant Energy had loaned the Company an aggregate $80.5 million as of December 31, 2002. The note bore interest at a floating rate which ranged from 6.9% to 4.4% during the first quarter of 2003. On March 31, 2003, Alliant Energy converted its outstanding intercompany balance of $80.9 million to equity of the Company.

6.	EQUITY INCENTIVE PLAN

The Company’s Board of Directors adopted the Whiting Petroleum Corporation 2003 Equity Incentive Plan on September 17, 2003. Two million shares of the Company’s common stock have been reserved for issuance under this plan. No participating employee may be granted options for more than 300,000 shares of common stock, stock appreciation rights with respect to more than 300,000 shares of common stock or more than 150,000 shares of restricted stock during any calendar year. This plan prohibits the repricing of outstanding stock options without stockholder approval. During the first quarter of 2004, the Company granted 92,171 shares of restricted stock under this plan. The shares of restricted stock were recorded at fair value of $1.94 million and are being amortized to general and administrative expense over their three year vesting period.

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

Effective April 23, 2004, the Production Participation Plan was amended and restated. Specifically, the plan was amended to (1) provide that, for years 2004 and beyond, employees will vest at a rate of 20% per year with respect to the income allocated to the plan for such year; (2) provide that employees will become fully vested at age 65, regardless of when their interests would otherwise vest; and (3) provide that, for pools for years 2004 and beyond, if there are forfeitures, the interests will not be proportionately divided among the remaining participants in a given pool but rather will inure to the benefit of the Company.

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

The initial recording of this transaction in November 2003 resulted in a $57.2 million increase in deferred tax assets, a $28.6 million discounted payable to Alliant Energy and a $28.6 million increase to stockholders’ equity. The Company will monitor the estimate of when payments will be made and adjust the accretion of this liability on a prospective basis. During the first six months of 2004, the Company recognized $1.2 million of accretion expense which is included as a component of interest expense.

There is a provision in the Tax Separation Agreement that if tax rates were to change (increase or decrease), the tax benefit or detriment would result in a corresponding adjustment of the Alliant liability. For purposes of this calculation, management has assumed that no such change will occur during the term of this agreement.

9.	ACQUISITION OF EQUITY OIL COMPANY

Pursuant to a merger agreement dated February 1, 2004, the Company acquired 100% of the outstanding stock of Equity Oil Company (“Equity”) on July 20, 2004. Equity’s results of operation will be included in the Company’s results beginning July 20, 2004. In accordance with the exchange ratio of 0.185 shares of Whiting common stock for each share of Equity common stock as provided by the merger agreement, the Company exchanged approximately 2.2 million newly issued shares of Whiting common stock for approximately 12.1 million shares of Equity’s common stock. The shares of Whiting common stock issued to Equity shareholders represent approximately 10.6% of the Company’s outstanding common stock after completion of the merger. In connection with the acquisition, the Company repaid all of Equity’s outstanding debt of $29.0 million under its credit facility.

10.	SUBSEQUENT EVENT

In July 2004, we reached agreement to acquire interests in four producing oil and gas fields in Colorado and Wyoming. Two of the fields will be operated by us (84% average working interest) upon closing. We expect to continue developing all four producing fields once the acquisition is closed. Closing is expected on August 13, 2004, subject to standard conditions to closing including our completion of title and environmental due diligence. The purchase price will be $44.2 million, or $1.11 per Mcfe, for estimated proved reserves of 39.8 Bcfe. Net daily production from the four fields in the purchase is currently 8.9 MMcfe per day. This acquisition will be funded from our credit facility, which currently has $195 million of availability.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the terms “Whiting,” “we,” “us,” “our” or “ours” when used in this Item refer to Whiting Petroleum Corporation, together with its only operating subsidiary, Whiting Oil and Gas Corporation. When the context requires, we refer to these entities separately.

Forward-Looking Statements

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than historical facts, including, without limitation, statements regarding our future financial position, business strategy, projected revenues, earnings, costs, capital expenditures and debt levels, and plans and objectives of management for future operations, are forward-looking statements. When used in this report, words such as we “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe” or “should” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: declines in oil or natural gas prices; our level of success in exploitation, exploration, development and production activities; our ability to obtain external capital to finance acquisitions; our ability to identify and complete acquisitions and to successfully integrate acquired businesses, including our ability to realize cost savings from our acquisition of Equity Oil Company; unforeseen underperformance of or liabilities associated with acquired properties; inaccuracies of our reserve estimates or our assumptions underlying them; failure of our properties to yield oil or natural gas in commercially viable quantities; uninsured or underinsured losses resulting from our oil and natural gas operations; our inability to access oil and natural gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing our oil and natural gas operations; risks related to our level of indebtedness and periodic redeterminations of our borrowing base under our credit facility; our ability to replace our oil and natural gas reserves; any loss of our senior management or technical personnel; competition in the oil and natural gas industry; and risks arising out of our hedging transactions. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

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

Results of Operations

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

	Six Months Ended June 30,
	2004	2003
Selected Operating Data:

Net production:
Natural gas (MMcf)	10,970	10,746
Oil (MBbls)	1,301	1,273
MMcfe	18,776	18,384
Oil and gas sales (in thousands)
Natural gas	$58,263	$55,698
Oil	$42,247	$35,668
Average sales prices:
Natural gas (per Mcf)	$5.31	$5.18
Effect of natural gas hedges on average price (per Mcf)	$—	$(0.73)

Natural gas net of hedging (per Mcf)	$5.31	$4.45

Oil (per Bbl)	$32.47	$28.02
Effect of oil hedges on average price (per Bbl)	$(1.21)	$(0.73)

Oil net of hedging (per Bbl)	$31.26	$27.29

Additional data (per Mcfe):
Sales price, net of hedging	$5.27	$4.49
Lease operating expenses	$1.16	$1.13
Production taxes	$0.33	$0.30

Operating margin	$3.78	$3.06

Depreciation, depletion and amortization expense	$1.14	$1.11
General and administrative expenses	$0.43	$0.35

Oil and Natural Gas Sales. Our oil and natural gas sales revenue increased approximately $9.1 million to $100.5 million for the first six months of 2004. Sales are a function of sales volumes and average sales prices. As shown above, our sales volumes increased 2.1% between periods on a Mcfe basis. The volume increase resulted from successful drilling and acquisition activities over the past year which produced new sales volumes that more than offset natural decline. Our average price for natural gas sales increased 2.5% and our average price for crude oil increased 15.9% between periods.

Loss on Oil and Natural Gas Hedging Activities. We hedged 23% of our natural gas volumes during the first six months of 2004 incurring no hedging loss or gain, and 43% of our natural gas volumes during the same period of 2003 incurring a hedging loss of $7.9 million. We hedged 46% of our oil volumes during the first six months of 2004 incurring a hedging loss of $1.6 million, and 15% of our oil volumes during the same period of 2003 incurring a loss of $0.9 million. See Item 3, “Qualitative and Quantitative Disclosures About Market Risk” for a list of currently outstanding oil and natural gas hedges.

Gain on Sale of Marketable Securities. During the initial six months of 2004 we sold 195,000 shares of Delta Petroleum, Inc. which trades publicly under the symbol “DPTR” realizing gross proceeds of $2.7 million and recognizing a gain on sale of $2.4 million. Subsequent to June 30, 2004, we sold an additional 145,000 shares realizing gross proceeds of $2.1 million and a gain on sale of $1.9 million which will be recorded in the third quarter. At July 28, 2004, we continued to own 50,000 shares of Delta Petroleum, Inc. We have no other investments in marketable securities.

Lease Operating Expenses. Our lease operating expenses per Mcfe increased from $1.13 during the first six months of 2003 to $1.16 during the same period in 2004. The increase is less than 3% on a Mcfe basis which represents normal inflation due to the increased demand for services and equipment.

Production Taxes. The production taxes we pay are generally calculated as a percentage of oil and natural gas sales revenue before the effects of hedging. We take full advantage of all credits and exemptions allowed in the various taxing jurisdictions. Due to our broad asset base, we expect our production tax rate to vary within a window of 6.0% to 6.5% of oil and natural gas sales revenue. Our production taxes for the initial six months of 2004 and 2003 were 6.2% and 6.1%, respectively, of oil and natural gas sales.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense (“DD&A”) increased $1.0 million over the first six months of 2003 to $21.5 million for the first six months of 2004. The increase resulted from increased production and a small increase in the DD&A rate. On a Mcfe basis, the rate increase was from $1.11 during the first six months of 2003 to $1.14 during the same period in 2004. Our DD&A rate was consistent between periods because the pricing environments were similar at each quarter end. Future changes in the pricing environment could significantly impact our DD&A rate. Price increases allow for longer economic production lives and corresponding increased reserve volumes and, as a result, lower depletion rates. Price decreases have the opposite effect. The components of our depreciation, depletion and amortization expense are as follows (in thousands):

	Six Months Ended June 30,
	2004	2003
Depletion	$20,370	$19,376
Depreciation	360	360
Accretion of abandonment liability	760	727

Total	$21,490	$20,463

Exploration Costs. Our exploration costs increased $185,000 from the initial six months of 2003 to $920,000 during the first six months of 2004. The higher exploratory costs are related to our increased 2004 drilling budget.

General and Administrative Expenses. We report general and administrative expense net of reimbursements. The components of our general and administrative expense are as follows:

	Six Months Ended June 30,
	2004	2003
General and administrative expenses	$10,630	$9,385
Reimbursements	(2,556)	(2,989)

General and administrative expense, net	$8,074	$6,396

General and administrative expense increased $1.7 million to $8.1 million during the first six months of 2004. The increase between six month periods was from $0.35 to $0.43 on a per Mcfe basis. The increase was primarily caused by the extra costs of functioning as a public company, increases in the employee base due to the continued growth of the company and general cost inflation. The decrease in reimbursements was caused by our purchase of the limited partnership interests in three of the six remaining managed partnerships during the second quarter of 2003.

Interest Expense. The components of our interest expense are as follows:

	Six Months Ended June 30,
	2004	2003
7 ¼% Senior Subordinated Notes due 2012	$1,510	$—
Credit Facility	1,975	3,447
Alliant	75	1,207
Amortization of debt issue costs and debt discount	659	600
Accretion of tax sharing liability	1,200	—

Total interest expense	$5,419	$5,254

The decrease in bank interest was primarily due to our $40.0 million pay down of our credit facility on February 17, 2004 and our repayment of the remaining principal balance outstanding under the credit facility on May 11, 2004 with the proceeds from the issuance of our 7 ¼% Senior Subordinated Notes due 2012. We expect our overall interest expense to increase during the remainder of 2004 since the 7.25% fixed interest rate related to our Senior Subordinated Notes is higher than the floating interest rate incurred during 2003 under the credit facility. The decrease in interest expense related to Alliant was due to the March 31, 2003 conversion of $80.9 million of intercompany debt into our equity. The accretion of our tax sharing liability is related to a step-up in tax basis effected immediately prior to our initial public offering (“IPO”) in November 2003. A further explanation of the step-up transaction is included in the “Liquidity and Capital Resources” section below.

Income Tax Expense. Our effective income tax rate was estimated at 38.6% during the initial six months of 2004, consistent with the yearly estimated effective tax rate for 2003. Prior to our IPO, we were included in the consolidated federal income tax return of Alliant Energy and calculated our income tax expense on a separate return basis at Alliant Energy’s effective income tax rate. Immediately prior to our IPO, Alliant Energy effected a step-up in the tax basis of Whiting Oil and Gas Corporation’s assets, which had the result of increasing our future tax deductions. As a result of this step-up in tax basis and the net operating loss generated during the post-IPO stub period in 2003 we currently do not expect to pay any federal income taxes related to the 2004 tax year.

Cumulative Change in Accounting Principle. Effective January 1, 2003, we adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement generally applies to legal obligations associated with the retirement of long-lived assets and requires us to recognize the fair value of asset retirement obligations in our financial statements by capitalizing that cost as a part of the cost of the related asset. This statement applies directly to plug and abandonment liabilities associated with our net working interest in well bores. The additional carrying amount is depleted over the estimated useful lives of the properties. The discounted liability is based on historical abandonment costs in specific areas and the discount is accreted at the end of each accounting period through charges to D,D&A. Upon adoption of SFAS No. 143, we recorded an increase to our discounted abandonment liability of $16.4 million, increased proved property cost by $10.1 million and recognized a one-time cumulative effect charge of $3.9 million (net of a deferred tax benefit of $2.4 million).

Net Income. Net income increased from $10.6 million during the initial six months of 2003 to $23.1 million during the first half of 2004. The primary reasons for this increase included 17% higher crude oil and natural gas prices net of hedging between periods, 2.1% increase in volumes sold, the impact of the cumulative effect of adoption of SFAS No. 143 in 2003, offset by higher lease operating expense, general and administrative, DD&A, interest and exploration costs in 2004.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

	Three Months Ended June 30,
	2004	2003
Selected Operating Data:

Net production:
Natural gas (MMcf)	5,450	5,363
Oil (MBbls)	652	632
MMcfe	9,362	9,155
Oil and gas sales (in thousands)
Natural gas	$30,653	$25,553
Oil	$22,221	$16,330
Average sales prices:
Natural gas (per Mcf)	$5.63	$4.77
Effect of natural gas hedges on average price (per Mcf)	$—	$(0.37)

Natural gas net of hedging (per Mcf)	$5.63	$4.40

Oil (per Bbl)	$34.08	$25.84
Effect of oil hedges on average price (per Bbl)	$(0.86)	$(0.22)

Oil net of hedging (per Bbl)	$33.22	$25.62

Additional data (per Mcfe):
Sales price, net of hedging	$5.59	$4.34
Lease operating expenses	$1.19	$1.10
Production taxes	$0.34	$0.28

Operating margin	$4.06	$2.96

Depreciation, depletion and amortization expense	$1.15	$1.08
General and administrative expenses	$0.44	$0.35

Oil and Natural Gas Sales. Our oil and natural gas sales revenue increased approximately $11.0 million to $52.9 million for the second quarter of 2004. Sales are a function of sales volumes and average sales prices. As shown above, our sales volumes increased 2.3% between periods on a Mcfe basis. The volume increase resulted from successful drilling and acquisition activities over the past year which produced new sales volumes that more than offset natural decline. Our average price for natural gas sales increased 18% and our average price for crude oil increased 31.9% between periods.

Loss on Oil and Natural Gas Hedging Activities. We did not hedge our natural gas volumes during the second quarter of 2004. During the second quarter of 2003 we hedged 41% of our natural gas volumes incurring a hedging loss of $1.95 million. We hedged 46% of our oil volumes during the second quarter of 2004 incurring a hedging loss of $0.6 million, and 13% of our oil volumes during the same period of 2003 incurring a loss of $0.2 million. See Item 3, “Qualitative and Quantitative Disclosures About Market Risk” for a list of currently outstanding oil and natural gas hedges.

Gain on Sale of Marketable Securities. During the second quarter we sold 195,000 shares of Delta Petroleum, Inc. which trades publicly under the symbol “DPTR” realizing gross proceeds of $2.7 million and recognizing a gain on sale of $2.4 million. Subsequent to June 30, 2004, we sold an additional 145,000 shares realizing gross proceeds of $2.1 million and a gain on sale of $1.9 million which will be recorded in the third quarter. At July 28, 2004, we continued to own 50,000 shares of Delta Petroleum, Inc. We have no other investments in marketable securities.

Lease Operating Expenses. Our lease operating expenses per Mcfe increased from $1.10 during the second quarter of 2003 to $1.19 during the same period in 2004. The increase represents additional workovers on existing wells and normal inflation due to the increased demand for services and equipment.

Production Taxes. The production taxes we pay are generally calculated as a percentage of oil and natural gas sales revenue before the effects of hedging. We take full advantage of all credits and exemptions allowed in the various taxing jurisdictions. Due to our broad asset base, we expect our production tax rate to vary within a window of 6.0% to 6.5% of oil and natural gas sales revenue. Our production taxes for the second quarters of 2004 and 2003 were 6.1% of oil and natural gas sales.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense (“DD&A”) increased $0.9 million during the second quarter of 2004 compared to the second quarter of 2003. The increase resulted from increased production and a small increase in the DD&A rate. On a Mcfe basis, the rate increase was from $1.08 during the second quarter of 2003 to $1.15 during the same period in 2004. Our DD&A rate increased between periods because capital costs incurred were proportionally higher than new reserves added. Future changes in the pricing environment could significantly impact our DD&A rate. Price increases allow for longer economic production lives and corresponding increased reserve volumes and, as a result, lower depletion rates. Price decreases have the opposite effect. The components of our depreciation, depletion and amortization expense are as follows (in thousands):

	Three Months Ended June 30,
	2004	2003
Depletion	$10,201	$9,320
Depreciation	180	180
Accretion of abandonment liability	380	365

Total	$10,761	$9,865

Exploration Costs. Our exploration costs decreased slightly during the second quarter of 2004 to $502,000 although the 2004 six month costs are higher than last year. The decrease in the second quarter of 2004 is attributed to the timing of seismic purchases since we generally have more geological and geophysical activity in 2004 than in 2003 due to the increased drilling budget.

General and Administrative Expenses. We report general and administrative expense net of reimbursements. The components of our general and administrative expense are as follows:

	Three Months Ended June 30,
	2004	2003
General and administrative expenses	$5,333	$4,760
Reimbursements	(1,260)	(1,554)

General and administrative expense, net	$4,073	$3,206

General and administrative expense increased $573,000 to $5.3 million during the second quarter of 2004. The increase between three month periods was from $0.35 to $0.44 on a per Mcfe basis. The increase was primarily caused by the extra costs of functioning as a public company, increases in the employee base due to the continued growth of the company and general cost inflation. The decrease in reimbursements was caused by our purchase of the limited partnership interests in three of the six remaining managed partnerships during the second quarter of 2003.

Interest Expense. The components of our interest expense are as follows:

	Three Months Ended June 30,
	2004	2003
7 1/4% Senior Subordinated Notes due 2012	$1,510	$—
Credit Facility	576	1,728
Alliant	37	—
Amortization of debt issue costs and debt discount	377	300
Accretion of tax sharing liability	600	—

Total interest expense	$3,100	$2,028

The decrease in bank interest was primarily due to our $40.0 million pay down of our credit facility on February 17, 2004 and our repayment of the remaining principal balance outstanding under the credit facility on May 11, 2004 with the proceeds from the issuance of our 7 1/4% Senior Subordinated Notes due 2012. We expect our overall interest expense to increase during the remainder of 2004 since the 7.25% fixed interest rate related to our Senior Subordinated Notes is higher than the floating interest rate incurred during 2003 under the credit facility. The accretion of our tax sharing liability is related to a step-up in tax basis effected immediately prior to our initial public offering (“IPO”) in November 2003. A further explanation of the step-up transaction is included in the “Liquidity and Capital Resources” section below.

Income Tax Expense. Our effective income tax rate was estimated at 38.6% during the second quarters of 2004 and 2003, consistent with the yearly estimated effective tax rate for 2003. Prior to our IPO, we were included in the consolidated federal income tax return of Alliant Energy and calculated our income tax expense on a separate return basis at Alliant Energy’s effective income tax rate. Immediately prior to our IPO, Alliant Energy effected a step-up in the tax basis of Whiting Oil and Gas Corporation’s assets, which had the result of increasing our future tax deductions. As a result of this step-up in tax basis and the net operating loss generated during the post-IPO stub period in 2003 we currently do not expect to pay any federal income taxes related to the 2004 tax year.

Net Income. Net income increased from $6.4 million during the second quarter of 2003 to $13.5 million during the second quarter of 2004. The primary reasons for this increase included 29% higher crude oil and natural gas prices net of hedging between periods, 2.3% increase in volumes sold, offset by higher lease operating expense, general and administrative, DD&A and interest costs in 2004.

Liquidity and Capital Resources

Cash Flows. We entered 2004 with $53.6 million of cash and cash equivalents. During the first half of 2004, we generated an additional $61.2 million from operating activities before consideration of working capital changes. On February 17, 2004, we used $40.0 million of our cash to pay down $40.0 million of the outstanding principal balance under our bank credit facility. On May 11, 2004, we used the proceeds from the issuance of our 7  1/4% Senior Subordinated Notes due 2012 to repay the remaining $145 million of outstanding principal under our credit facility. At June 30, 2004, our debt to total capitalization ratio was 35%, we had $32.4 million of cash on hand, $42.4 million of working capital and $284.2 million of stockholders’ equity.

We continually evaluate our capital needs and compare them to our capital resources. Our budgeted capital expenditures for the further development of our property base are $70.0 million during 2004, an increase from the $48.6 million spent on capitalized development during 2003. During the first half of 2004, we spent $29.2 million on development, which was an increase from the

$18.1 million spent on development during the first half of 2003. Although we have no specific budget for property acquisitions, we will continue to seek property acquisition opportunities that complement our existing core property base. We expect to fund the remainder of our 2004 development expenditures from internally generated cash flow and cash on hand. We believe that should attractive acquisition opportunities arise or development expenditures exceed $70.0 million, we could finance the additional capital expenditures with cash on hand, operating cash flow, borrowings under Whiting Oil and Gas Corporation’s credit agreement, issuances of additional equity or development with industry partners. Our level of capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among other factors.

7 1/4% Senior Subordinated Notes due 2012. On May 11, 2004, we issued, in a private placement, $150.0 million aggregate principal amount of our 7 1/4% senior subordinated notes due 2012. The net proceeds of the offering were used to retire all of our debt outstanding under Whiting Oil and Gas Corporation’s credit agreement. The notes were issued at 99.26% of par and the associated discount is being amortized to interest expense over the term of the notes. On July 12, 2004, we completed an exchange offer in which we issued $150.0 million aggregate principal amount of new 7 1/4% senior subordinated notes due 2012 registered under the Securities Act of 1933 in exchange for the old notes. The notes are unsecured obligations of ours and are subordinated to all of our senior debt. The indenture governing the notes contains restrictive covenants that may limit our and our subsidiaries’ ability to, among other things, pay cash dividends, redeem or repurchase our capital stock or our subordinated debt, make investments, incur additional indebtedness or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of us and our restricted subsidiaries taken as a whole and enter into hedging contracts. These covenants may limit the discretion of our management in operating our business. We were in compliance with these covenants as of June 30, 2004. Three of our subsidiaries, Whiting Oil and Gas Corporation, Whiting Programs, Inc. and Equity Oil Company, have fully, unconditionally, jointly and severally guaranteed our obligations under the notes.

Credit Facility. Whiting Oil and Gas Corporation has a $400.0 million credit agreement with a syndicate of banks. At June 30, 2004, our borrowing base was $195.0 million with no outstanding principal balance. The borrowing base under the credit agreement is based on the collateral value of our proved reserves and is subject to redetermination on May 1 and November 1 of each year. The credit agreement provides for interest only payments until June 3, 2008, when the entire amount borrowed is due. Interest accrues, at our option, at either (1) the base rate plus a margin where the base rate is defined as the higher of the federal funds rate plus 0.5% or the prime rate and the margin varies from 0% to 0.625% depending on the utilization percentage of the borrowing base, or (2) at the LIBOR rate plus a margin where the margin varies from 1.25% to 1.875% depending on the utilization percentage of the borrowing base. We have consistently chosen the LIBOR rate option since it delivers the lowest effective interest rate. Commitment fees of 0.375% to 0.5% accrue on the unused portion of the borrowing base, depending on the utilization percentage, and are included as a component of interest expense.

The credit agreement contains restrictive covenants that may limit our ability to, among other things, pay cash dividends, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of the lenders and requires us to maintain certain debt to EBITDAX (as defined in the credit agreement) ratios and a working capital ratio. In addition, while the credit agreement allows our subsidiaries to make payments to us so that we may pay interest on our senior subordinated notes, it does not allow our subsidiaries to make payments to us to pay principal on the senior subordinated notes. We were in compliance with our covenants under the credit agreement as of June 30, 2004. The credit agreement is secured by a first lien on substantially all of Whiting Oil and Gas Corporation’s assets. Whiting Petroleum Corporation has guaranteed the obligations of Whiting Oil and Gas Corporation under the credit agreement.

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

Schedule of Contractual Obligations. The following table summarizes our obligations and commitments as of June 30, 2004 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods. This table does not include asset retirement obligations or production participation plan liabilities since we cannot determine with accuracy the timing of future payments. This table also does not include interest expense since we cannot determine with accuracy the timing of future loan advances and repayments and the future interest rate to be charged under floating rate instruments. The amount of interest we expect to pay under our fixed rate 7 1/4% senior subordinated notes due 2012 is $5.4 million during the last six months of 2004, then $10.9 million annually through the term of the note.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$152.0	—	$3.1	—	$148.9
Operating Lease	5.9	$0.9	1.8	$1.8	1.4
Tax Separation and Indemnification Agreement with Alliant Energy(1)	29.9	—	4.2	3.1	22.6

Total	$187.8	$0.9	$9.1	$4.9	$172.9

(1)	Amounts shown are estimates based on estimated future income tax benefits from the increase in tax basis described under “Tax Separation and Indemnification Agreement with Alliant Energy” above.

New Accounting Policies

None.

Critical Accounting Policies and Estimates

Information regarding critical accounting policies and estimates is contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. No material changes to such information have occurred during the six months ended June 30, 2004.

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

Acquisition of Equity Oil Company

Pursuant to a merger agreement dated February 1, 2004, we acquired 100% of the outstanding stock of Equity Oil Company on July 20, 2004. Equity’s results of operation will be included in our results beginning July 20, 2004. In accordance with the exchange ratio of 0.185 shares of our common stock for each share of Equity common stock as provided by the merger agreement, we exchanged approximately 2.2 million newly issued shares of our common stock for approximately 12.1 million shares of Equity’s common stock. The shares of our common stock issued to Equity shareholders represent approximately 10.6% of our outstanding common stock after completion of the merger. In connection with the acquisition, we repaid all of Equity’s outstanding debt of $29.0 million under its credit facility.

Equity Oil Company explores for, exploits and produces oil and natural gas with operations focused primarily in California, Colorado, North Dakota and Wyoming. For the year ended December 31, 2003, Equity reported income from continuing operations of $2.4 million, net cash provided by operating activities of $11.5 million and production of 6.6 Bcfe (45% natural gas). As of December 31, 2003, based on the reserve report prepared by Ryder Scott Company, L.P., independent petroleum engineers, Equity had 87.7 Bcfe of proved oil and natural gas reserves and a net present value of proved oil and natural gas reserves (using year end prices and costs held constant and discounted at 10%) of $94.0 million. Equity was recently producing approximately 15 MMcfe per day.

Acquisition of Properties in Colorado and Wyoming

In July 2004, we reached agreement with an undisclosed seller to acquire interests in four producing oil and gas fields in Colorado and Wyoming. Two of the fields will be operated by us (84% average working interest) upon closing. We expect to continue developing all four producing fields once the acquisition is closed. Closing is expected on August 13, 2004, subject to standard conditions to closing including our completion of title and environmental due diligence. The purchase price will be $44.2 million, or $1.11 per Mcfe, for estimated proved reserves of 39.8 Bcfe. Net daily production from the four fields in the purchase is currently 8.9 MMcfe per day. This acquisition will be funded from our $195 million credit facility.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and have not materially changed since that report was filed.

Our outstanding hedges at July 28, 2004 are summarized below:

Commodity	Period	Monthly Volume (MMbtu)/(Bbl)	NYMEX Floor/Ceiling
Natural Gas	07/2004 to 09/2004	400,000	$4.50/$8.35
Natural Gas	10/2004 to 12/2004	400,000	$4.50/9.40
Natural Gas	10/2004 to 12/2004	400,000	$4.50/$12.00
Crude Oil	07/2004 to 09/2004	50,000	$28.00/$35.37
Crude Oil	07/2004 to 09/2004	50,000	$30.00/$38.78
Crude Oil	10/2004 to 12/2004	50,000	$28.00/$46.10
Crude Oil	10/2004 to 12/2004	50,000	$30.00/$48.50

The collared hedges shown above have the effect of providing a protective floor while allowing us to share in upward pricing movements. Consequently, while these hedges are designed to decrease our exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the natural gas contracts listed above, a hypothetical $0.10 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause a change in the gain (loss) on hedging activities of $360,000 for the remainder of 2004. For the crude oil contracts listed above, a hypothetical $1.00 change in the NYMEX price would cause a change in the gain (loss) on hedging activities of $600,000 for the remainder of 2004.

We have also entered into fixed price marketing contracts directly with end users for a portion of the natural gas we produce in Michigan. All of those contracts have built-in pricing escalators of 4% per year. Our outstanding fixed price marketing contracts at July 28, 2004 are summarized below:

Commodity	Period	Monthly Volume (Mmbtu)	2004 Price Per Mmbtu
Natural Gas	01/2002 to 12/2011	51,000	$4.22
Natural Gas	01/2002 to 12/2012	60,000	$3.74

The table below summarizes the hedges and fixed price marketing contracts described above:

Hedges and Contracts Summary	Hedged and Contracted (Mmbtu)/ (Bbl) per Month	As a Percentage of 2004 Avg. Monthly Production (Gas/Oil)
July – September 2004	511,000 / 100,000	28% / 46%
October – December 2004	911,000 / 100,000	49% / 46%
2005 and thereafter	111,000 / –	6% / –

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chairman, President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2004. Based upon their evaluation of these disclosures controls and procedures, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2004 to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

Whiting Petroleum Corporation held its annual meeting of stockholders on May 4, 2004. At such meeting, Thomas L. Aller and J. B. Ladd were reelected as directors for terms to expire at the 2007 annual meeting of stockholders and until their successors are duly elected and qualified pursuant to the following votes:

	Shares Voted
Name of Nominee	For	Withheld
Thomas L. Aller	10,295,969	6,916,288
J. B. Ladd	16,978,762	233,495

The other directors of Whiting Petroleum Corporation whose terms of office continued after the 2004 annual meeting of shareholders are as follows: term expiring at the 2005 meeting: Kenneth R. Whiting; and terms expiring at the 2006 meeting: Graydon D. Hubbard and James J. Volker.

The following other matter brought for vote at the 2004 annual meeting passed by the vote indicated:

	Shares Voted
	For	Against	Abstain	Broker Non-Vote
Ratification of the appointment of Deloitte & Touche LLP as independent auditors	17,057,143	147,171	7,943	—

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

1. Current Report on Form 8-K dated April 23, 2004 (Items 5 and 7), reporting the execution of an amendment to Whiting Oil and Gas Corporation’s credit agreement and announcing Whiting Petroleum Corporation’s intention to sell up to $150.0 million of its 7 1/4% senior subordinated notes due 2012 in a private placement.

2. Current Report on Form 8-K dated April 26, 2004 (Items 7 and 12), reporting the announcement of Whiting Petroleum Corporation’s earnings for the three months ended March 31, 2004.

3. Current Report on Form 8-K dated May 6, 2004 (Items 5 and 7), reporting the pricing of Whiting Petroleum Corporation’s private offering of its 7 1/4% Senior Subordinated Notes due 2012.

4. Current Report on Form 8-K dated June 3, 2004 (Items 5 and 7), reporting the execution of Whiting Oil and Gas Corporation’s amended and restated credit agreement and Whiting Petroleum Corporation’s outstanding hedges and fixed price marketing contracts as of June 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 29th day of July, 2004.

WHITING PETROLEUM CORPORATION

By	/s/ James J. Volker
James J. Volker
Chairman, President and Chief Executive Officer

By	/s/ James R. Casperson
James R. Casperson
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(2.1)	Amendment No. 1 to Agreement and Plan of Merger, dated as of May 18, 2004, among Whiting Petroleum Corporation, WPC Equity Acquisition Corp. and Equity Oil Company [Incorporated by reference to Exhibit 2.2 to Whiting Petroleum Corporation’s Registration Statement on Form S-4 (Reg. No. 333-115957)].

(4.1)	Amended and Restated Credit Agreement, dated as of June 3, 2004, among Whiting Oil and Gas Corporation, Whiting Petroleum Corporation, the financial institutions listed therein, Bank One, NA, as Administrative Agent, and Wachovia Bank, National Association, as Syndication Agent [Incorporated by reference to Exhibit 99.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K dated June 3, 2004 (File No. 001-31899)].

(31.1)	Certification by Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(32.1)	Certification of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.