Form 10-Q
period 2006-03-31
WHITING PETROLEUM CORP
filed 2006-04-28
CIK 1255474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Number of shares of the registrant’s common stock outstanding at April 17, 2006: 36,956,830 shares.

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	1

	Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	4

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Year Ended December 31, 2005 and the Three Months Ended March 31, 2006	5

	Condensed Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1A.	Risk Factors	29

Item 6.	Exhibits	29
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 18 U.S.C. Section 1350
 i

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
WHITING PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	March 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,369	$10,382
Accounts receivable trade, net	92,200	101,066
Deferred income taxes	9,322	15,121
Prepaid expenses and other	10,250	5,595

Total current assets	119,141	132,164

PROPERTY AND EQUIPMENT:
Oil and gas properties, successful efforts method:
Proved properties	2,477,120	2,353,372
Unproved properties	25,439	21,671
Other property and equipment	32,825	26,235

Total property and equipment	2,535,384	2,401,278

Less accumulated depreciation, depletion and amortization	(373,171)	(338,420)

Total property and equipment-net	2,162,213	2,062,858

DEBT ISSUANCE COSTS	22,498	23,660

OTHER LONG-TERM ASSETS	18,088	16,514

TOTAL	$2,321,940	$2,235,196

See condensed notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$88,501	$68,033
Accrued interest	19,666	11,894
Oil and gas sales payable	19,820	21,154
Accrued employee compensation and benefits	6,692	15,351
Production taxes payable	12,698	13,259
Current portion of tax sharing liability	4,254	4,254
Current portion of derivative liability	19,547	34,569

Total current liabilities	171,178	168,514

NON-CURRENT LIABILITIES:
Long-term debt	893,979	875,098
Asset retirement obligations	32,426	32,246
Production Participation Plan liability	21,361	19,287
Tax sharing liability	25,101	24,576
Deferred income taxes	110,468	91,577
Long-term derivative liability	20,313	21,817
Other long-term liabilities	5,535	4,219

Total non-current liabilities	1,109,183	1,068,820

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 75,000,000 shares authorized, 36,956,830 and 36,841,823 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	37	37
Additional paid-in capital	751,643	753,093
Accumulated other comprehensive loss	(24,474)	(34,620)
Deferred compensation	—	(2,031)
Retained earnings	314,373	281,383

Total stockholders’ equity	1,041,579	997,862

TOTAL	$2,321,940	$2,235,196

See condensed notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
REVENUES AND OTHER INCOME:
Oil and gas sales	$189,865	$105,465
Loss on oil and gas hedging activities	(9,524)	(2,055)
Interest income and other	289	131

Total revenues and other income	180,630	103,541

COSTS AND EXPENSES:
Lease operating	44,398	20,830
Production taxes	11,935	6,540
Depreciation, depletion and amortization	35,300	20,347
Exploration and impairment	7,042	1,298
General and administrative	9,611	6,142
Change in Production Participation Plan liability	2,074	686
Interest expense	16,973	5,256

Total costs and expenses	127,333	61,099

INCOME BEFORE INCOME TAXES	53,297	42,442

INCOME TAX EXPENSE:
Current	2,031	1,638
Deferred	18,276	14,749

Total income tax expense	20,307	16,387

NET INCOME	$32,990	$26,055

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.90	$0.88

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	36,726	29,674

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	36,743	29,707

See condensed notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,990	$26,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	35,300	20,347
Deferred income taxes	18,276	14,749
Amortization of debt issuance costs and debt discount	1,323	681
Accretion of tax sharing agreement	525	620
Amortization of deferred compensation	779	288
Impairment of oil and gas properties	140	—
Change in Production Participation Plan liability	2,074	686
Other non-current	(2,053)	(111)
Changes in assets and liabilities:
Accounts receivable trade	8,866	5,109
Prepaid expenses and other	(4,655)	1,360
Accounts payable	20,872	6,416
Accrued interest	7,772	(2,226)
Other liabilities	(10,554)	(3,785)

Net cash provided by operating activities	111,655	70,189

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquisition capital expenditures	(15,773)	(68,600)
Drilling capital expenditures	(118,788)	(26,912)

Net cash used in investing activities	(134,561)	(95,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt under credit agreement	30,000	60,000
Payments on long-term debt under credit agreement	(10,000)	(20,000)
Restricted stock used for tax withholdings	(367)	—
Net tax effect arising from restricted stock activity	260	—

Net cash provided by financing activities	19,893	40,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,013)	14,677
CASH AND CASH EQUIVALENTS:
Beginning of period	10,382	1,660

End of period	$7,369	$16,337

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$185	$634

Cash paid for interest	$7,353	$912

NONCASH INVESTING ACTIVITIES:
Decrease (increase) in accrued capital expenditures	$405	$(67)

See condensed notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (Unaudited)
(In thousands)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-in	Comprehensive	Deferred	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Compensation	Earnings	Equity	Income
BALANCES—January 1, 2005	29,718	$30	$455,635	$(1,025)	$(1,715)	$159,461	$612,386
Net income	—	—	—	—	—	121,922	121,922	$121,922
Change in derivative instrument fair value, net of related taxes	—	—	—	(54,089)	—	—	(54,089)	(54,089)
Realized loss on settled derivative contracts, net of related taxes	—	—	—	20,494	—	—	20,494	20,494
Restricted stock issued	85	—	3,407	—	(3,407)	—	—	—
Restricted stock forfeited	(9)	—	(230)	—	230	—	—	—
Restricted stock used for tax withholdings	(6)	—	(241)	—	—	—	(241)	—
Net tax effect arising from restricted stock activity	—	—	237	—	—	—	237	—
Issuance of stock — secondary offering	6,612	7	277,110	—	—	—	277,117	—
Issuance of stock — North Ward Estes acquisition	442	—	17,175	—	—	—	17,175	—
Amortization of deferred compensation	—	—	—	—	2,861	—	2,861	—

BALANCES—December 31, 2005	36,842	37	753,093	(34,620)	(2,031)	281,383	997,862	88,327

Net income	—	—	—	—	—	32,990	32,990	32,990
Change in derivative instrument fair value, net of related taxes	—	—	—	4,298	—	—	4,298	4,298
Realized loss on settled derivative contracts, net of related taxes	—	—	—	5,848	—	—	5,848	5,848
Restricted stock issued	126	—				—	—	—
Restricted stock forfeited	(3)	—	—	—	—	—	—	—
Restricted stock used for tax withholdings	(8)	—	(367)	—	—	—	(367)	—
Net tax effect arising from restricted stock activity	—	—	260	—	—	—	260	—
Adoption of SFAS 123R	—	—	(2,122)	—	2,031	—	(91)	—
Amortization of deferred compensation	—	—	779	—	—	—	779	—

BALANCES—March 31, 2006	36,957	$37	$751,643	$(24,474)	$—	$314,373	$1,041,579	$43,136

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

Consolidated Financial Statements—The unaudited consolidated financial statements include the accounts of Whiting and its subsidiaries, all of which are wholly owned. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company’s interim results have been reflected. Whiting’s 2005 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Except as disclosed herein, there has been no material change to the information disclosed in the notes to consolidated financial statements included in Whiting’s 2005 Annual Report on Form 10-K.

Earnings Per Share—Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of “basic” and “diluted” earnings per share. Basic net income per common share of stock is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share of stock is calculated by dividing net income by the weighted average number of common shares outstanding and other dilutive securities. The only securities considered dilutive are the Company’s unvested restricted stock awards. The dilutive effect of these securities was immaterial to the calculation.

Reclassifications— Certain prior period balances were reclassified to conform to the current year presentation, and such reclassifications had no impact on net income or stockholders’ equity previously reported. In addition, the Company determined during the third quarter of 2005 that accrued capital expenditures should be reported as supplemental non-cash investing activities and should not be included in the Company’s consolidated statements of cash flows. The Company also concluded that changes in materials and supplies inventories should be reported as an investing activity in the Company’s consolidated statements of cash flows and not as an operating activity. The Company therefore changed the classification of certain amounts in its consolidated statements of cash flows from those amounts previously reported. For the quarter ended March 31, 2005, this change had the effect of increasing drilling capital expenditures by $1.2 million, and increasing net cash provided by operating activities by the same amount with no impact on net income or stockholders’ equity.

Change in Accounting Principle—In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and its related implementation guidance. SFAS 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost, less estimated forfeitures, over the period that such services are performed. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective transition method.

Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under SFAS 123, whereby the Company’s policy was to recognize actual forfeitures of restricted stock only when they occurred rather than estimate them at the grant date and subsequently true-up estimated forfeitures to actuals. SFAS 123R requires companies to include forfeitures as part of the grant date estimate of compensation cost. Under the modified prospective method of adopting SFAS 123R, compensation cost recognized for the three months ended March 31, 2006 includes (a) compensation cost for all restricted stock awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value, less estimated forfeitures, and (b) compensation cost for all share-based payments granted and vested subsequent to January 1, 2006, based on the grant date fair value, less estimated forfeitures. A cumulative effect of change in accounting principle to recognize the impact of including forfeitures, as part of the grant date estimate of compensation cost for all restricted stock awards granted prior to January 1, 2006, resulted in an insignificant credit to income for the three months ended March 31, 2006. In accordance with the modified prospective method, prior period results have not been restated.

For the three months ended March 31, 2006, the Company recognized share-based compensation costs of $0.7 million in general and administrative expenses and $0.1 million in exploration expenses in the Company’s statement of income. The Company also recognized a total income tax benefit for share-based compensation of $0.3 million for the three months ended March 31, 2006. The Company did not capitalize any share-based compensation costs.

As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the three months ended March 31, 2006 were $0.02 million and $0.01 million lower, respectively, than if the Company had continued to account for share-based compensation and related forfeitures under SFAS 123. The adoption of SFAS 123R had no effect on basic or diluted earnings per share amounts for the three months ended March 31, 2006, presented in the Company’s consolidated statements of income.

Under the provisions of SFAS 123R, the recognition of deferred compensation at the date restricted stock is granted is no longer required. Therefore, in the first quarter of 2006, the amount that had been previously recorded as “Deferred compensation” in the Company’s consolidated balance sheets was reversed in its entirety to additional paid-in capital.

In addition, the adoption of SFAS 123R required that the Company classify certain tax benefits, which result from tax deductions in excess of compensation cost recognized for book purposes, as financing cash flows rather than operating cash flows.

2.	DERIVATIVE FINANCIAL INSTRUMENTS

Whiting enters into derivative contracts, primarily costless collars, to hedge future crude oil and natural gas production in order to mitigate the risk of market price fluctuations. Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, supply and demand factors, worldwide political factors and general economic conditions. Costless collars are designed to establish floor and ceiling prices on anticipated future oil and gas production. The Company has designated these contracts as cash flow hedges designed to achieve a more predictable cash flow, as well as to reduce its exposure to price volatility. While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The Company does not enter into derivative instruments for speculative or trading purposes.

All derivatives are recognized on the balance sheet and measured at fair value. Unrealized gains and losses on effective cash flow hedge derivatives are recorded as a component of accumulated other comprehensive income (loss). When the hedged transaction occurs, the realized gain or loss on the hedge derivative is transferred from accumulated other comprehensive income (loss) to earnings. Realized gains and losses on commodity hedge derivatives are recognized as “gain (loss) on oil and gas hedging activities”, and the ineffective portion of hedge derivatives, if any, is recorded as a derivative fair value gain or loss in the consolidated statements of income. Realized gains and losses on interest hedge derivatives are recorded as adjustments to interest expense. Derivative settlements are included in cash flows from operating activities.

At March 31, 2006, accumulated other comprehensive loss consisted of $39.9 million ($24.5 million after tax) of unrealized losses, representing the mark-to-market value of the Company’s open commodity contracts, designated as cash flow hedges, as of the balance sheet date. For the quarters ended March 31, 2006 and 2005, Whiting recognized realized losses of $9.5 million and $2.1 million, respectively, on commodity derivative settlements.

The Company has also entered into an interest rate swap designated as a fair value hedge as further explained in Long-Term Debt.

3.	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations primarily represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing properties (including removal of certain onshore and offshore facilities in California) at the end of their productive lives, in accordance with applicable state and federal laws. The Company determines asset retirement obligations by calculating the present value of estimated cash flows related to plug and abandonment liabilities. The following is a summary of the asset retirement obligation activity for the three months ended March 31, 2006 (in thousands):

Asset retirement obligation, January 1, 2006	$32,246
Additional liability incurred	297
Revisions in estimated cash flows	(207)
Accretion expense	548
Liabilities settled	(458)

Asset retirement obligation, March 31, 2006	$32,426

4.	LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Credit Agreement	$280,000	$260,000
7.25% Senior Subordinated Notes due 2012, net of unamortized debt discount of $807 and $848, respectively	146,769	148,014
7.25% Senior Subordinated Notes due 2013, net of unamortized debt discount of $2,790 and $2,916, respectively	217,210	217,084
7% Senior Subordinated Notes due 2014	250,000	250,000

Total debt	$893,979	$875,098

Credit Agreement—The Company’s wholly-owned subsidiary, Whiting Oil and Gas Corporation has a $1.2 billion credit agreement with a syndicate of banks that, as of March 31, 2006, had a borrowing base of $787.5 million. The borrowing base under the credit agreement is determined at the discretion of the lenders based on the collateral value of the proved reserves that have been mortgaged to the lenders and is subject to regular redetermination on May 1 and November 1 of each year as well as special redeterminations described in the credit agreement. As of March 31, 2006, the outstanding principal balance under the credit agreement was $280.0 million. Effective April 24, 2006, the lenders under the credit agreement redetermined the borrowing base under the credit agreement at $800.0 million.

The credit agreement provides for interest only payments until August 31, 2010, when the entire amount borrowed is due. Whiting Oil and Gas Corporation may, throughout the term of the credit agreement, borrow, repay and reborrow up to the borrowing base in effect from time to time. The lenders under the credit agreement have also committed to issue letters of credit for the account of Whiting Oil and Gas Corporation or other designated subsidiaries of the Company from time to time in an aggregate amount not to exceed $50.0 million. As of March 31, 2006, letters of credit totaling $0.3 million were outstanding under the credit agreement.

Interest accrues, at Whiting Oil and Gas Corporation’s option, at either (1) the base rate plus a margin where the base rate is defined as the higher of the federal funds rate plus 0.5% or the prime rate and the margin varies from 0% to 0.50% depending on the utilization percentage of the borrowing base, or (2) at the LIBOR rate plus a margin where the margin varies from 1.00% to 1.75% depending on the utilization percentage of the borrowing base. Whiting Oil and Gas Corporation has consistently chosen the LIBOR rate option since it delivers the lowest effective interest rate. Commitment fees of 0.25% to 0.375% accrue on the unused portion of the borrowing base, depending on the utilization percentage, and are included as a component of interest expense. At March 31, 2006, the weighted average interest rate on the outstanding principal balance under the credit agreement was 6.1%.

The credit agreement contains restrictive covenants that may limit the Company’s ability to, among other things, pay cash dividends, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, change material agreements, incur liens and engage in certain other transactions without the prior consent of the lenders and requires the Company to maintain a debt to EBITDAX (as defined in the credit agreement) ratio of less than 3.5 to 1 and a working capital ratio (as defined in the credit agreement) of greater than 1 to 1. Except for limited exceptions, including the payment of interest on the senior notes, the credit agreement restricts the ability of Whiting Oil and Gas Corporation and Equity Oil Company to make any dividends, distributions, principal payments on senior notes, or other payments to the Company. The restrictions apply to all of the net assets of these subsidiaries. The Company was in compliance with its covenants under the credit agreement as of March 31, 2006. The credit agreement is secured by a first lien on all of Whiting Oil and Gas Corporation’s properties included in the borrowing base for the credit agreement. Whiting Petroleum Corporation and its wholly-owned subsidiary, Equity Oil Company, have guaranteed the obligations of Whiting Oil and Gas Corporation under the credit agreement. Whiting Petroleum Corporation has pledged the stock of Whiting Oil and Gas Corporation and Equity Oil Company as security for its guarantee and Equity Oil Company has mortgaged all of its properties included in the borrowing base for the credit agreement as security for its guarantee.

Senior Subordinated Notes — In October 2005, the Company issued $250.0 million of 7% Senior Subordinated Notes due 2014 at par. On March 28, 2006, the Company completed an exchange offer in which it issued $250.0 million of new 7 % Senior Subordinated Notes due 2014 registered under the Securities Act of 1933 in exchange for all of the old notes. The estimated fair value of the new notes was $245.0 million as of March 31, 2006.

In April 2005, the Company issued $220.0 million of 7.25% Senior Subordinated Notes due 2013. The notes were issued at 98.507% of par and the associated discount of $3.3 million is being amortized to interest expense over the term of the notes yielding an effective interest rate of 7.5%. The estimated fair value of these notes was $218.6 million as of March 31, 2006.

In May 2004, the Company issued $150.0 million of its 7.25% Senior Subordinated Notes due 2012. The notes were issued at 99.26% of par and the associated discount of $1.1 million is being amortized to interest expense over the term of the notes yielding an effective interest rate of 7.4%. The estimated fair value of these notes was $148.9 million as of March 31, 2006.

The notes are unsecured obligations of the Company and are subordinated to all of the Company’s senior debt. The indentures governing the notes contain various restrictive covenants that are substantially identical and may limit the Company’s and its subsidiaries’ ability to, among other things, pay cash dividends, redeem or repurchase the Company’s capital stock or the Company’s subordinated debt, make investments, incur additional indebtedness or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries taken as a whole, and enter into hedging contracts. These covenants may limit the discretion of the Company’s management in operating the Company’s business. In addition, Whiting Oil and Gas Corporation’s credit agreement restricts the ability of the Company’s subsidiaries to make certain payments, including principal on the notes, to the Company. The Company was in compliance with these covenants as of March 31, 2006. Three of the Company’s subsidiaries, Whiting Oil and Gas Corporation, Whiting Programs, Inc. and Equity Oil Company (the “Guarantors”), have fully, unconditionally, jointly and severally guaranteed the Company’s obligations under the notes. The Company does not have any subsidiaries other than the Guarantors, minor or otherwise, within the meaning of Rule 3-10(h)(6) of Regulation S-X of the Securities and Exchange Commission, and the Company has no independent assets or operations.

Interest Rate Swap—In August 2004, the Company entered into an interest rate swap contract to hedge the fair value of $75 million of our 7.25% Senior Subordinated Notes due 2012, which had the effect of reducing the effective interest rate on those notes to 7.1% at March 31, 2006. Because this swap meets the conditions to qualify for the “short cut” method of assessing effectiveness under the provisions of Statement of Financial Accounting Standards No. 133, the change in fair value of the debt is assumed to equal the change in the fair value of the interest rate swap. As such, there is no ineffectiveness assumed to exist between the interest rate swap and the notes.

The interest rate swap is a fixed for floating swap in that the Company receives the fixed rate of 7.25% and pays the floating rate. The floating rate is redetermined every six months based on the LIBOR rate in effect at the contractual reset date. When LIBOR plus the Company’s margin of 2.345% is less than 7.25%, the Company receives a payment from the counterparty equal to the difference in rate times $75 million for the six month period. When LIBOR plus the Company’s margin of 2.345% is greater than 7.25%, the Company pays the counterparty an amount equal to the difference in rate times $75 million for the six month period. As of March 31, 2006, the Company has recorded a long-term liability of $2.4 million related to the interest rate swap, which has been designated as a fair value hedge, with an offsetting reduction in the fair value of the 7.25% Senior Subordinated Notes due 2012.

5.	STOCKHOLDERS’ EQUITY

Equity Incentive Plan—The Company maintains the Whiting Petroleum Corporation 2003 Equity Incentive Plan, pursuant to which two million shares of the Company’s common stock have been reserved for issuance. In periods prior to January 1, 2006, the Company had granted 197,573 shares of restricted stock under this plan, of which 16,989 shares were forfeited and 6,122 shares were cancelled when used for employee tax withholdings. All restricted stock awards granted to date vest ratably over three years.

The following table shows a summary of the Company’s nonvested restricted stock as of March 31, 2006 as well as activity during the three months then ended:

(share and per share data, not presented in thousands)

		Weighted Average
	Number	Grant date
	of Shares	Fair value

Restricted stock awards nonvested, January 1, 2006	145,763	$32.34
Granted	125,999	$43.38
Vested	(52,155)	$31.15
Forfeited	(2,705)	$33.88

Restricted stock awards nonvested, March 31, 2006	216,902	$39.02

The grant date fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date. The Company uses historical data and projections to estimate expected employee behaviors related to restricted stock forfeitures. SFAS 123R requires that expected forfeitures be included as part of the grant date estimate of compensation cost. Prior to adopting SFAS 123R, the Company reduced share-based compensation expense for forfeitures only when they occurred.

As of March 31, 2006, there was $6.2 million of total unrecognized compensation cost related to unvested restricted stock granted under the 2003 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.5 years.

Rights Agreement — On February 23, 2006, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company. The dividend was paid on March 9, 2006 to the stockholders of record as of March 2, 2006. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 par value (“Preferred Shares”), of the Company, at a price of $180.00 per one one-hundredth of a Preferred Share, subject to adjustment. If any person becomes a 15% or more stockholder of the Company, then each Right (subject to certain limitations) will entitle its holder to purchase, at the Right’s then current exercise price, a number of shares of common stock of the Company or of the acquirer having a market value at the time of twice the Right’s per share exercise price. The Company’s Board of Directors may redeem the Rights for $.001 per Right at any time prior to the time when the Rights become exercisable. Unless the Rights are redeemed, exchanged or terminated earlier, they will expire on February 23, 2016.

6.	EMPLOYEE BENEFIT PLANS

Production Participation Plan — The Company has a Production Participation Plan (the “Plan”) for all employees. On an annual basis, interests in oil and gas properties acquired, developed or sold during the year are allocated to the Plan as determined annually by the Compensation Committee. Once allocated, the interests (not legally conveyed) are fixed. Interest allocations prior to 1995 consisted of 2%-3% overriding royalty interests. Interest allocations since 1995 have been 2%-5% of oil and natural gas sales less lease operating expenses and production taxes.

Payments of 100% of the year’s Plan interests to employees and the vested percentages of former employees in the year’s Plan interests are made annually in cash after year-end. Current distributions under the Plan for the three months ended March 31, 2006 and 2005 amounted to $3.0 million and $1.6 million related to general and administrative expense and $0.6 million and $0.3 million related to exploration expense, respectively.

The Company uses average historical prices to estimate the vested long-term Production Participation Plan liability. At March 31, 2006, the Company used five-year average historical NYMEX prices of $41.00 for crude oil and $5.65 for natural gas to estimate this liability. If the Company were to terminate the Plan or upon a change in control (as defined in the Plan), all employees fully vest and the Company would distribute to each Plan participant the fair market value of their respective interest in a lump sum payment twelve months after the date of termination or within one month after a change in control event. Based on prices at March 31, 2006, if the Company elected to terminate the Plan or if a change of control event occurred, it is estimated that the fully vested lump sum cash payment to employees would approximate $68.0 million. This amount includes $9.7 million attributable to proved undeveloped oil and gas properties. The ultimate sharing contribution for proved undeveloped oil and gas properties will be awarded in the year of Plan termination or change of control. The Company has no intention to terminate the Plan. The following table presents changes in the estimated long-term liability related to the Plan for the three months ended March 31, 2006 (in thousands):

Production Participation Plan liability, January 1, 2006	$19,287
Change in liability for accretion and change in estimate	5,677
Reduction in liability for cash payments accrued and recognized as compensation expense	(3,603)

Production Participation Plan liability, March 31, 2006	$21,361

The Company records the expense associated with changes in the present value of estimated future payments under the Plan as a separate line item in the consolidated statements of income. The amount recorded is not allocated to general and administrative expense or exploration expense because the adjustment of the liability is associated with the future net cash flows from the oil and gas properties rather than current period performance. The table below presents the estimated allocation of the change in the liability if the Company did allocate the adjustment to these specific line items (in thousands):

	Three Months Ended March 31,
	2006	2005
General and administrative expense	$1,742	$586
Exploration expense	332	100

Total	$2,074	$686

7.	COMMITMENTS AND CONTINGENCIES

Non-cancelable Leases—The Company leases 87,000 square feet of administrative office space in Denver, Colorado under an operating lease arrangement through October 31, 2010 and an additional 23,000 square feet of office space in Midland, Texas. Rental expense for the first three months of 2006 and 2005 was $0.5 million and $0.3 million, respectively. A summary of future minimum lease payments under its non-cancelable operating leases as of March 31, 2006 is as follows (in thousands):

2006	$1,277
2007	1,682
2008	1,481
2009	1,469
2010	1,224

Total	$7,133

Purchase Contract—The Company has entered into two take-or-pay purchase agreements, one agreement in July 2005 for 9.5 years and one agreement in March 2006 for eight years, whereby the Company has committed to buy certain volumes of CO2 for a fixed fee, subject to annual escalation, for use in enhanced recovery projects in the Postle field in Texas County, Oklahoma and the North Ward Estes field in Ward County, Texas. The purchase agreements are with different suppliers. Under the terms of the agreements, the Company is obligated to purchase a minimum daily volume of CO2 or else pay for any deficiencies at the price in effect when delivery was to have occurred. The CO2 volumes planned for use on the enhanced recovery projects in the Postle and North Ward Estes fields currently exceed the minimum daily volumes provided in these take-or-pay purchase agreements. Therefore, the Company expects to avoid any payments for deficiencies. As of March 31, 2006, commitments under the purchase agreements amounted to $319.9 million through 2014.

Drilling Contracts—The Company entered into three separate three year agreements for rigs drilling in the U.S. Rocky Mountain region during 2005 and one agreement in February 2006 for a rig drilling in North Dakota. As of March 31, 2006, these agreements had total commitments of $31.8 million and early termination would require maximum penalties of $21.5 million. No other drilling rigs working for the Company are currently under long-term contracts or contracts which cannot be terminated at the end of the well that is currently being drilled.

Price-sharing Agreement — The Company, as part of a 2002 purchase transaction, agreed to share with the seller 50% of the actual price received for certain crude oil production in excess of $19.00 per barrel. The agreement runs through December 31, 2009 and contains a 2% price escalation per year. As a result, the sharing amount at January 1, 2006 increased to 50% of the actual price received in excess of $20.56 per barrel. Approximately 42,400 net barrels of crude oil per month (less than 5% of March 2006 net crude oil production) are currently subject to this sharing agreement. The terms of the agreement do not provide for a maximum amount to be paid. The Company paid $2.2 million and $1.5 million for the three month periods ended March 31, 2006 and 2005, respectively, under this agreement.

Tax Separation and Indemnification Agreement with Alliant Energy — Prior to Whiting’s initial public offering in November 2003, the Company was a wholly owned indirect subsidiary of Alliant Energy Corporation (“Alliant Energy”), a holding company whose primary businesses are utility companies. In connection with Whiting’s initial public offering, the Company entered into a tax separation and indemnification agreement with Alliant Energy. Pursuant to this agreement, the Company and Alliant Energy made a tax election with the effect that the tax bases of the assets of Whiting and its subsidiaries were increased to the deemed purchase price of their assets immediately prior to such initial public offering. Whiting has adjusted deferred taxes on its balance sheet to reflect the new tax bases of the Company’s assets. The additional bases are expected to result in increased future income tax deductions and, accordingly, may reduce income taxes otherwise payable by Whiting.

Under this agreement, the Company has agreed to pay to Alliant Energy 90% of the future tax benefits the Company realizes annually as a result of this step-up in tax basis for the years ending on or prior to December 31, 2013. Such tax benefits will generally be calculated by comparing the Company’s actual taxes to the taxes that would have been owed by the Company had the increase in bases not occurred. In 2014, Whiting will be obligated to pay Alliant Energy 90% of the present value of the remaining tax benefits assuming all such tax benefits will be realized in future years. Future tax benefits in total will approximate $64.6 million. The Company has estimated that total payments to Alliant Energy will approximate $49.2 million on an undiscounted basis. The present value of these estimated payments amounts to $29.4 million, given the discounting effect of the final payment in 2014.

The Company monitors the estimate of when payments will be made and adjusts the accretion of this liability prospectively. During the first three months of 2006, the Company did not make any payments under this agreement but did recognize $0.5 million of accretion expense which is included as a component of interest expense. The Company’s estimated payment of $4.3 million to be made in 2006 under this agreement is reflected as a current liability at March 31, 2006.

The Tax Separation Agreement provides that if tax rates were to change (increase or decrease), the tax benefit or detriment would result in a corresponding adjustment of the Tax Sharing liability. For purposes of this calculation, management has assumed that no such change will occur during the term of this agreement.

Litigation—The Company is subject to litigation claims and governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Company’s management that all claims and litigation involving the Company are not likely to have a material adverse effect on its financial position, cash flows or results of operations.

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
Forward-Looking Statements
          This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than historical facts, including, without limitation, statements regarding our future financial position, business strategy, projected revenues, earnings, costs, capital expenditures and debt levels, and plans and objectives of management for future operations, are forward-looking statements. When used in this report, words such as we “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe” or “should” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: declines in oil or natural gas prices; our level of success in exploitation, exploration, development and production activities; the timing of our exploration and development expenditures, including our ability to obtain drilling rigs; our ability to obtain external capital to finance acquisitions; our ability to identify and complete acquisitions and to successfully integrate acquired businesses, including our ability to realize cost savings from completed acquisitions; unforeseen underperformance of or liabilities associated with acquired properties; inaccuracies of our reserve estimates or our assumptions underlying them; failure of our properties to yield oil or natural gas in commercially viable quantities; uninsured or underinsured losses resulting from our oil and gas operations; our inability to access oil and natural gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing our oil and gas operations; risks related to our level of indebtedness and periodic redeterminations of our borrowing base under our credit facility; our ability to replace our oil and natural gas reserves; any loss of our senior management or technical personnel; competition in the oil and gas industry; risks arising out of our hedging transactions and other risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.
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

Results of Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Selected Operating Data:

	Three Months Ended
	March 31,
	2006	2005
Net production:
Oil (MMbls)	2.4	1.5
Natural gas (Bcf)	7.8	7.5

Total production (MMBOE)	3.7	2.7

Oil and natural gas sales (in millions):
Oil(1)	$130.5	$65.0
Natural gas(1)	59.4	40.5

Total oil and natural gas sales	$189.9	$105.5

Average sales prices:
Oil (per Bbl)	$55.02	$44.37
Effect of oil hedges on average price (per Bbl)	(3.79)	(1.40)

Oil net of hedging (per Bbl)	$51.23	$42.97

Average NYMEX price	$63.53	$49.90

Natural gas (per Mcf)	$7.62	$5.38
Effect of natural gas hedges on average price (per Mcf)	(0.07)	—

Natural gas net of hedging (per Mcf)	$7.55	$5.38

Average NYMEX price	$9.01	$6.27

Cost and expense (per BOE):
Lease operating expenses	$12.09	$7.66
Production taxes	$3.25	$2.41
Depreciation, depletion and amortization expense	$9.62	$7.48
General and administrative expenses	$2.62	$2.26

(1)	Before consideration of hedging transactions.
          Oil and Gas Sales. Our oil and natural gas sales revenue increased $84.4 million to $189.9 million in the first quarter of 2006 compared to the first quarter of 2005. Sales are a function of sales volumes and average sales prices. Our oil sales volumes increased 62% and our natural gas sales volumes increased 4% between periods. The volume increases resulted from acquisitions completed in 2005 and successful drilling activities over the past year that produced new sales volumes that more than offset natural decline. Our average price for crude oil increased 24% and our average price for natural gas sales increased 41% between periods.
          Loss on Oil and Gas Hedging Activities. We hedged 52% of our oil volumes during the first quarter of 2006 incurring a hedging loss of $9.0 million, and 70.0% of our oil volumes during the first quarter of 2005 incurring a loss of $2.1 million. We hedged 58% of our natural gas volumes during the first quarter of 2006 and 60% of our natural gas volumes during the first quarter of 2005 incurring a hedging loss of $0.5 million and $0, respectively. See Item 3, “Qualitative and Quantitative Disclosures About Market Risk” for a list of our outstanding oil and natural gas hedges as of April 17, 2006.

          Lease Operating Expenses. Our lease operating expenses increased approximately $23.6 million to $44.4 million in the first quarter of 2006 compared to the first quarter of 2005. The increase resulted primarily from costs associated with new property acquisitions during 2005. Our lease operating expense as a percentage of oil and natural gas sales increased from 20% during the first quarter of 2005 to 23% during the first quarter of 2006. Our lease operating expenses per BOE increased from $7.66 during the first quarter of 2005 to $12.09 during the first quarter of 2006. The increase of 58% was primarily caused by higher energy costs and increases in the cost of oil field goods and services due to higher demand in the industry. Approximately 40% of our lease operating expenses directly or indirectly relate to energy prices. In addition, our lease operating expenses increased on a BOE basis due to the newly acquired Postle and North Ward Estes properties, which had first quarter 2006 combined operating costs of $13.20 per BOE relating to the secondary and tertiary recovery projects underway on those fields. We also incurred a high level of workover activity during the first quarter of 2006 which amounted to $2.1 million, as compared to $0.6 million of workover activity during the first quarter of 2005.
          Production Taxes. The production taxes we pay are generally calculated as a percentage of oil and natural gas sales revenue before the effects of hedging. We take full advantage of all credits and exemptions allowed in the various taxing jurisdictions. Our production taxes for the first quarters of 2006 and 2005 were consistent at 6.3% and 6.2%, respectively, of oil and natural gas sales.
          Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense (“DD&A”) increased $15.0 million to $35.3 million during the first quarter of 2006 as compared to $20.3 million for the first quarter of 2005. The increase resulted from higher production volumes in 2006 and an increase in our DD&A rate. On a BOE basis, the rate increased from $7.48 during the first quarter of 2005 to $9.62 in the first quarter of 2006. The primary factors causing the DD&A rate increase were higher costs of adding proved developed reserves during the latter half of 2005 and first quarter of 2006, an increase in drilling expenditures including the development of proved undeveloped reserves, and downward net reserve revisions at the end of 2005. The components of our DD&A expense were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Depletion	$34,221	$19,520
Depreciation	531	270
Accretion of asset retirement obligations	548	557

Total	$35,300	$20,347

          Exploration and Impairment Costs. Our exploration and impairment costs increased $5.7 million to $7.0 million in the first quarter of 2006 compared to the first quarter of 2005. The components of exploration and impairment costs are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Exploration	$6,902	$1,298
Impairment	140	—

Total	$7,042	$1,298

          Higher exploratory costs resulted from an exploratory dry hole drilled in San Patricio County, Texas during the first quarter of 2006 totaling $2.8 million, as compared to no exploratory dry holes in the first quarter of 2005. We also hired additional geological and geophysical personnel to support the increased drilling budget from $223.6 million in 2005 to $360.0 million in 2006.
          General and Administrative Expenses. We report general and administrative expenses net of reimbursements. The components of our general and administrative expenses were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
General and administrative expenses	$14,119	$8,669
Reimbursements	(4,508)	(2,527)

General and administrative expense, net	$9,611	$6,142

          General and administrative expense before reimbursements increased $5.5 million to $14.1 million during the first quarter of 2006. The largest components of the increase related to higher costs for personnel salaries, benefits and related taxes of $3.5 million and an increase in the current year accrual for cash payments under our Production Participation Plan of $1.4 million. Personnel salary expenses were higher in 2006 due to an increase in our employee base resulting from our continued growth. The increased cost of the Production Participation Plan was caused primarily by higher 2006 production volumes and higher average sales prices between periods. The increase in reimbursements was caused by a higher number of operated properties due to recent acquisitions and drilling activities during the latter half of 2005 and first quarter of 2006. Our net general and administrative expenses on a BOE basis increased 16% between periods from $2.26 to $2.62. As a percentage of oil and natural gas sales, our general and administrative expenses decreased from 5.8% during the first quarter of 2005 to 5.1% during the first quarter of 2006, as general and administrative costs increased at a slower rate than oil and natural gas sales prices.
          Change in Production Participation Plan Liability. For the quarter ended March 31, 2006, this non-cash expense increased $1.4 million to $2.1 million from $0.7 million during the same period in 2005. This expense represents the change in the vested present value of estimated future payments to be made to participants after 2007 under our Production Participation Plan. Although payments take place over the life of oil and gas properties contributed to the Plan, some properties for over 20 years, we must expense the present value of estimated future payments over the Plan’s five year vesting period. The increase in expense primarily reflects changes to future cash flow estimates due to the effect of a sustained higher price environment and recent acquisitions, as well as employees’ continued vesting in the Plan. Assumptions that are used to calculate this liability are subject to estimation and will vary from period to period based on the current market for oil and natural gas prices, discount rates and overall market conditions.
          Interest Expense. The components of our interest expenses were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Credit Agreement	$4,115	$1,817
7.25% Senior Subordinated Notes due 2012	2,647	2,100
7.25% Senior Subordinated Notes due 2013	3,988	—
7% Senior Subordinated Notes due 2014	4,375	—
Alliant Energy	—	38
Amortization of debt issue costs and debt discount	1,323	681
Accretion of tax sharing liability	525	620

Total interest expense	$16,973	$5,256

          The increase in interest expense was mainly due to the April 2005 issuance of $220.0 million of 7.25% Senior Subordinated Notes due 2013, the October 2005 issuance of $250.0 million of 7% Senior Subordinated Notes due 2014 and additional borrowings outstanding under our credit agreement. The higher amortization of debt issue costs and debt discount between the end of first quarter 2006 and end of first quarter 2005 relates to additional debt issue costs associated with the April 2005 and October 2005 issuances of Senior Subordinated Notes.
          Our weighted average debt outstanding during the first quarter of 2006 was $901.8 million versus $321.6 million in the first quarter of 2005. Our weighted average effective cash interest rate was 6.7% during the first quarter of 2006 versus 4.9% during the first quarter of 2005. After inclusion of non-cash interest costs related to the amortization of debt issue costs and debt discount and the accretion of the tax sharing liability, our weighted average effective all-in interest rate was 7.3% during the first quarter of 2006 versus 6.0% during the first quarter of 2005.
          Income Tax Expense. Income tax expense totaled $20.3 million for the first quarter of 2006 and $16.4 million for the first quarter of 2005. Our effective income tax rate decreased from 38.6% for the first quarter 2005 to 38.1% for the first quarter of 2006 due to the impact permanent differences had on our overall effective rate. The current portion of income tax expense was $2.0 million for the quarter ended March 31, 2006 compared to $1.6 million in the same period in 2005. These amounts are 10% of total income tax expense for both periods due to our level of drilling capital expenditures.
          Net Income. Net income increased from $26.1 million during the first quarter of 2005 to $33.0 million during the first quarter of 2006. The primary reasons for this increase included a 35% increase in equivalent volumes sold and 66% higher crude oil and natural gas prices net of hedging between periods, which were partially offset by higher lease operating expense, production taxes, DD&A, exploration and impairment, general and administrative, Production Participation Plan and interest expenses resulting from our continued growth.

Liquidity and Capital Resources
          Overview. At December 31, 2005, our debt to total capitalization ratio was 46.7%, we had $10.4 million of cash on hand and $997.9 million of stockholders’ equity. At March 31, 2006, our debt to total capitalization ratio was 46.0%, we had $7.4 million of cash on hand and $1,041.6 million of stockholder’s equity. In the first quarter of 2006, we generated an additional $111.7 million from operating activities, an increase of $41.5 million over the same period in 2005. Cash provided by operating activities increased primarily because of higher production from our recent acquisitions, successful drilling activities and higher average sales prices, and was reduced by higher operating costs. We also generated $19.9 million from financing activities primarily consisting of $20.0 million in net borrowings against our credit facility. Cash on hand and cash flows from operating and financing activities were primarily used to finance $118.4 million of drilling capital expenditures incurred in the first quarter, $12.1 million in payments under the Production Participation Plan and $15.8 million of cash acquisition capital expenditures to acquire tubulars and unproved property leaseholds. The chart below details our drilling capital expenditures incurred by region during the first quarter of 2006 (in thousands).

	Drilling Capex	% of Total
Permian	$49,968	42%
Rockies	31,783	27%
Mid-Continent	18,234	15%
Gulf Coast	15,933	14%
Michigan	2,465	2%

Total Drilling Capex	$118,383	100%

          We continually evaluate our capital needs and compare them to our capital resources. Our 2006 budgeted capital expenditures for the further development of our property base are $360.0 million, an increase from the $223.6 million we spent on capitalized development during 2005. Although we have no specific budget for property acquisitions in 2006, we will continue to seek property acquisition opportunities that complement our existing core property base. We expect to fund our 2006 development expenditures from internally generated cash flow and cash on hand. We believe that should attractive acquisition opportunities arise or development expenditures exceed $360.0 million, we will be able to finance additional capital expenditures with cash on hand, cash flows from operating activities, borrowings under our credit agreement, issuances of additional equity or agreements with industry partners. Our level of capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among other factors.
          Credit Agreement. Whiting Oil and Gas Corporation has a $1.2 billion credit agreement with a syndicate of banks that, as of March 31, 2006, had a borrowing base of $787.5 million with $280.0 million outstanding and $507.5 million of available borrowing capacity. Effective April 24, 2006, our lenders redetermined the borrowing base under our credit agreement at $800.0 million.

          The credit agreement provides for interest only payments until August 31, 2010, when the entire amount borrowed is due. Whiting Oil and Gas Corporation may, throughout the term of the credit agreement, borrow, repay and re-borrow up to the borrowing base in effect from time to time. The lenders under the credit agreement have also committed to issue letters of credit for the account of Whiting Oil and Gas Corporation or other designated subsidiaries of ours from time to time in an aggregate amount not to exceed $50.0 million. As of March 31, 2006, letters of credit totaling $0.3 million were outstanding under the credit agreement.
          Interest accrues, at Whiting Oil and Gas Corporation’s option, at either (1) the base rate plus a margin where the base rate is defined as the higher of the prime rate or the federal funds rate plus 0.5% and the margin varies from 0% to 0.5% depending on the utilization percentage of the borrowing base, or (2) at the LIBOR rate plus a margin where the margin varies from 1.00% to 1.75% depending on the utilization percentage of the borrowing base. Whiting Oil and Gas Corporation has consistently chosen the LIBOR rate option since it delivers the lowest effective interest rate. Commitment fees of 0.25% to 0.375% accrue on the unused portion of the borrowing base, depending on the utilization percentage and are included as a component of interest expense. As of March 31, 2006, the effective weighted average interest rate on the entire outstanding principal balance under the credit agreement was 6.1%.
          The credit agreement contains restrictive covenants that may limit our ability to, among other things, pay cash dividends, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, change material agreements, incur liens and engage in certain other transactions without the prior consent of the lenders and requires us to maintain a debt to EBITDAX (as defined in the credit agreement) ratio of less than 3.5 to 1 and a working capital ratio (as defined in the credit agreement) of greater than 1 to 1. Except for limited exceptions, including the payment of interest on the senior notes, the credit agreement restricts the ability of Whiting Oil and Gas Corporation and Equity Oil Company to make any dividends, distributions or other payments to us. The restrictions apply to all of the net assets of these subsidiaries. We were in compliance with our covenants under the credit agreement as of March 31, 2006. The credit agreement is secured by a first lien on all of Whiting Oil and Gas Corporation’s properties included in the borrowing base for the credit agreement. We and our wholly-owned subsidiary, Equity Oil Company, have guaranteed the obligations of Whiting Oil and Gas Corporation under the credit agreement. We have pledged the stock of Whiting Oil and Gas Corporation and Equity Oil Company as security for our guarantee, and Equity Oil Company has mortgaged all of its properties included in the borrowing base for the credit agreement as security for its guarantee.
          Senior Subordinated Notes. In October 2005, we issued $250.0 million of 7% Senior Subordinated Notes due 2014 at par. On March 28, 2006, we completed an exchange offer in which we issued $250.0 million of new 7% Senior Subordinated Notes due 2014 registered under the Securities Act of 1933 in exchange for all of the old notes.
          In April 2005, we issued $220.0 million of 7.25% Senior Subordinated Notes due 2013. The notes were issued at 98.507% of par and the associated discount is being amortized to interest expense over the term of the notes.

          In May 2004, we issued $150.0 million of 7.25% Senior Subordinated Notes due 2012. The notes were issued at 99.26% of par and the associated discount is being amortized to interest expense over the term of the notes.
          The notes are unsecured obligations of ours and are subordinated to all of our senior debt. The indentures governing the notes contain restrictive covenants that may limit our and our subsidiaries’ ability to, among other things, pay cash dividends, redeem or repurchase our capital stock or our subordinated debt, make investments, incur additional indebtedness or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of ours and our restricted subsidiaries taken as a whole and enter into hedging contracts. These covenants may limit the discretion of our management in operating our business. In addition, Whiting Oil and Gas Corporation’s credit agreement restricts the ability of our subsidiaries to make certain payments, including principal on the notes, to us. We were in compliance with these covenants as of March 31, 2006. Three of our subsidiaries, Whiting Oil and Gas Corporation, Whiting Programs, Inc. and Equity Oil Company, have fully, unconditionally, jointly and severally guaranteed our obligations under the notes.
          Tax Separation and Indemnification Agreement with Alliant Energy. In connection with our initial public offering in November 2003, we entered into a tax separation and indemnification agreement with Alliant Energy, our former parent company. Pursuant to this agreement, we and Alliant Energy made a tax election with the effect that the tax bases of the assets of Whiting Oil and Gas Corporation and its subsidiaries were increased to the deemed purchase price of their assets immediately prior to such initial public offering. We have adjusted deferred taxes on our balance sheet to reflect the new tax bases of our assets. The additional bases are expected to result in increased future income tax deductions and, accordingly, may reduce income taxes otherwise payable by us. Under this agreement, we have agreed to pay to Alliant Energy 90% of the future tax benefits we realize annually as a result of this step up in tax basis for the years ending on or prior to December 31, 2013. Such tax benefits will generally be calculated by comparing our actual taxes to the taxes that would have been owed by us had the increase in bases not occurred. In 2014, we will be obligated to pay Alliant Energy 90% of the present value of the remaining tax benefits assuming all such tax benefits will be realized in future years. During 2005, we made a payment of $5.1 million under this agreement. During the first quarter of 2006, we did not make any payments under this agreement but did recognize $0.5 million of accretion expense, which is included as a component of interest expense. Our estimate of payments to be made under this agreement of $4.3 million in 2006 is reflected as a current liability at March 31, 2006.
          Schedule of Contractual Obligations. The following table summarizes our obligations and commitments as of March 31, 2006 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods. This table does not include asset retirement obligations or Production Participation Plan liabilities since we cannot determine with accuracy the timing of future payments. This table also does not include interest expense under Whiting Oil and Gas Corporation’s credit agreement since this is a floating rate instrument and we cannot determine with accuracy the timing of future loan advances and repayments or interest rates.

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	2-3 years	4-5 years	years
Long-term debt (a)	$893,979	$—	$—	$280,000	$613,979
Cash interest expense on notes (b)	315,667	43,982	87,964	87,964	95,757
Purchase obligations (c)	319,865	14,075	75,940	103,950	125,900
Drilling rig contracts (d)	31,835	16,807	15,028	—	—
Derivative contract liability fair value (e)	39,860	19,547	20,313	—	—
Operating leases (f)	7,133	1,704	3,103	2,326	—
Tax separation and indemnification agreement with Alliant Energy (g)	29,355	4,254	7,056	5,734	12,311

Total	$1,637,694	$100,369	$209,404	$479,974	$847,947

(a)	Long-term debt consists of the 7.25% Senior Subordinated Notes due 2012 and 2013, the 7% Senior Subordinated Notes due 2014 and the outstanding debt under our credit agreement, and assumes no principal repayment until the due date of the instruments.

(b)	Cash interest expense on the 7.25% Senior Subordinated Notes due 2012 and 2013 and the 7% Senior Subordinated Notes due 2014 is estimated assuming no principal repayment until the due date of the instruments. The interest rate swap on the $75.0 million of our $150.0 million fixed rate 7.25% Senior Subordinated Notes due 2012 is assumed to equal 6.8% until the due date of the instrument.

(c)	We entered into two take-or-pay purchase agreements, one agreement in July 2005 for 9.5 years and one agreement in March 2006 for 8 years, whereby we have committed to buy certain volumes of CO2 for a fixed fee, subject to annual escalation, for use in enhanced recovery projects in our Postle field in Texas County, Oklahoma and our North Ward Estes field in Ward County, Texas. The purchase agreements are with different suppliers. Under the terms of the agreements, we are obligated to purchase a minimum daily volume of CO2 or else pay for any deficiencies at the price in effect when the minimum delivery was to have occurred. The CO2 volumes planned for use in the enhanced recovery projects in the Postle and North Ward Estes fields currently exceed the minimum daily volumes provided in these take-or-pay purchase agreements. Therefore, we expect to avoid any payments for deficiencies.

(d)	We entered into three separate agreements for three rigs drilling in the U.S. Rocky Mountain region during 2005 and one agreement in February 2006 for a rig drilling in North Dakota. The 2005 contracts each have a term of three years and the 2006 contract has a two year term. As of March 31, 2006, early termination of these contracts would have required maximum penalties of $21.5 million. No other drilling rigs working for us are currently under long-term contracts or contracts which cannot be terminated at the end of the well that is currently being drilled. Due to their short-term nature and the indeterminate nature of the drilling time remaining on rigs drilling on a well-by-well basis, such obligations have not been included in this table.

(e)	We have entered into derivative contracts, primarily costless collars, to hedge our exposure to crude oil and natural gas price fluctuations. As of March 31, 2006, the forward price curves for oil and natural gas generally exceeded the price curves that were in effect when these contracts were entered into, resulting in a derivative fair value current liability of $19.5 million and long-term liability of $20.3 million. If current market prices are higher than a collar’s price ceiling when the cash settlement amount is calculated, we are required to pay the contract counterparties. The ultimate settlement amounts under our derivative contracts are unknown, however, as they are subject to continuing market risk. See “Critical Accounting Policies and Estimates-Hedging” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Item 3, “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q for additional information regarding our derivative obligations.

(f)	We lease 87,000 square feet of administrative office space in Denver, Colorado under an operating lease arrangement through October 31, 2010 and an additional 23,000 square feet of office space in Midland, Texas through February 2008.

(g)	Amounts shown are estimates based on estimated future income tax benefits from the increase in tax bases described under “Tax Separation and Indemnification Agreement with Alliant Energy” above.
          Price-sharing Arrangement. As part of a 2002 purchase transaction, we agreed to share with the seller 50% of the actual price received for certain crude oil production in excess of $19.00 per barrel. The agreement runs through December 31, 2009 and contains a 2% price escalation per year. As a result, the sharing amount at January 1, 2006 increased to 50% of the actual price received in excess of $20.56 per barrel. As of March 31, 2006, approximately 42,400 net barrels of crude oil per month (less than 5% of March 2006 net crude oil production) are subject to this sharing agreement. The terms of the agreement do not provide for a maximum amount to be paid. During the first quarter of 2006, we paid $2.2 million under this agreement. As of March 31, 2006, we have accrued an additional $0.7 million as currently payable.
New Accounting Policies
          In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and its related implementation guidance. SFAS 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost, less estimated forfeitures, over the period that such services are performed. Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under SFAS 123, whereby the Company’s policy was to recognize actual forfeitures of restricted stock only when they occurred rather than estimate them at the grant date and subsequently true-up estimated forfeitures to actuals. SFAS 123R requires companies to include forfeitures as part of the grant date estimate of compensation cost. We adopted SFAS 123R on January 1, 2006 using the modified prospective transition method. In accordance with the modified prospective method, prior period results have not been restated.
          As a result of adopting SFAS 123R, the Company’s income before income taxes and net income for the three months ended March 31, 2006 were $0.02 million and $0.01 million lower, respectively, than if the Company had continued to account for share-based compensation and related forfeitures under SFAS 123. The adoption of SFAS 123R had no effect on basic or diluted earnings per share amounts for the three months ended March 31, 2006, presented in the Company’s consolidated statements of income. Refer to “Basis of Presentation — Change in Accounting Policy”, for a complete discussion of the impact of SFAS 123R adoption on the Company’s consolidated financial statements.
Critical Accounting Policies and Estimates
          Information regarding critical accounting policies and estimates is contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Effects of Inflation and Pricing
          We experienced increased costs during 2005 and the first quarter of 2006 due to increased demand for oil field products and services. The oil and gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. Material changes in prices also impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans and values of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel. While we do not currently expect business costs to materially increase, continued high prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
          Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and have not materially changed since that report was filed.
          Our outstanding hedges as of April 17, 2006 are summarized below:

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
          The collared hedges shown above have the effect of providing a protective floor while allowing us to share in upward pricing movements. Consequently, while these hedges are designed to decrease our exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the 2006 natural gas contracts listed above, a hypothetical $0.10 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause a change in the gain (loss) on hedging activities in 2006 of $1.4 million. For the 2006 crude oil contracts listed above, a hypothetical $1.00 change in the NYMEX price would cause a change in the gain (loss) on hedging activities in 2006 of $4.1 million.

     We have also entered into fixed price marketing contracts directly with end users for a portion of the natural gas we produce in Michigan. All of those contracts have built-in pricing escalators of 4% per year. Our outstanding fixed price marketing contracts at April 17, 2006 are summarized below:

		Monthly Volume	2006 Price
Commodity	Period	(MMBtu)	Per MMBtu
Natural Gas	01/2002 to 12/2011	51,000	$4.57
Natural Gas	01/2002 to 12/2012	60,000	$4.05

Item 4.	Controls and Procedures
          Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chairman, President and Chief Executive Officer and our Vice President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2006. Based upon their evaluation of these disclosures controls and procedures, the Chairman, President and Chief Executive Officer and the Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2006 to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (b) material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
          Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors
          Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. No material change to such risk factors has occurred during the three months ended March 31, 2006.

Item 6.	Exhibits
          The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 28th day of April, 2006.

WHITING PETROLEUM CORPORATION
By	/s/ James J. Volker
James J. Volker
Chairman, President and Chief Executive Officer

By	/s/ Michael J. Stevens
Michael J. Stevens
Vice President and Chief Financial Officer

By	/s/ Brent P. Jensen
Brent P. Jensen
Controller and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
(31.1)	Certification by Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(31.2)	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(32.1)	Written Statement of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Written Statement of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.