Form 10-Q
period 2008-03-31
WHITING PETROLEUM CORP
filed 2008-05-05
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer☒	Accelerated filer ☐	Non-accelerated filer☐
Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐No  ☒

Number of shares of the registrant’s common stock outstanding at April 15, 2008:  42,318,634 shares.

Certain Definitions		1
PART I — FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	2
	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2008 and 2007	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	5
	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Year Ended December 31, 2007 and the Three Months Ended March 31, 2008	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	37
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 6.	Exhibits	38
	Form of Restricted Stock Agreement
	Certification by Chairman, President and Chief Executive Officer
	Certification by the Vice President and Chief Financial Officer
	Written Statement of the Chairman, President and Chief Executive Officer
	Written Statement of the Vice President and Chief Financial Officer

i

CERTAIN DEFINITIONS

Unless the context otherwise requires, the terms “we,” “us,” “our” or “ours” when used in this report refer to Whiting Petroleum Corporation, together with its consolidated operating subsidiaries.  When the context requires, we refer to these entities separately.

We have included below the definitions for certain terms used in this report:

“Bbl” One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to oil and other liquid hydrocarbons.

“Bcf” One billion cubic feet of natural gas.

“Bcfe” One billion cubic feet of natural gas equivalent.

“BOE” One stock tank barrel equivalent of oil, calculated by converting natural gas volumes to equivalent oil barrels at a ratio of six Mcf to one Bbl of oil.

“GAAP” Generally accepted accounting principles in the United States of America.

“Mbbl” One thousand barrels of oil or other liquid hydrocarbons.

“MBOE” One thousand BOE.

“MBOE/d” One thousand BOE per day.

“Mcf” One thousand cubic feet of natural gas.

“Mcfe” One thousand cubic feet of natural gas equivalent.

“MMbbl” One million barrels of oil or other liquid hydrocarbons.

“MMBOE” One million BOE.

“MMbtu” One million British Thermal Units.

“MMcf” One million cubic feet of natural gas.

“MMcfe” One million cubic feet of natural gas equivalent.

“NGLs” Natural gas liquids.

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

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

WHITING PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,730	$14,778
Accounts receivable trade, net	139,124	110,437
Deferred income taxes	27,128	27,720
Prepaid expenses and other	19,599	9,232
Total current assets	192,581	162,167
PROPERTY AND EQUIPMENT:
Oil and gas properties, successful efforts method:
Proved properties	3,373,584	3,313,777
Unproved properties	54,833	55,084
Other property and equipment	43,590	37,778
Total property and equipment	3,472,007	3,406,639
Less accumulated depreciation, depletion and amortization	(663,134)	(646,943)
Oil and gas properties held for sale, net	93,322	-
Total property and equipment, net	2,902,195	2,759,696
DEBT ISSUANCE COSTS	13,944	15,016
OTHER LONG-TERM ASSETS	18,402	15,132
TOTAL	$3,127,122	$2,952,011

See notes to condensed consolidated financial statements.		(Continued)

WHITING PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,951	$19,280
Accrued capital expenditures	77,939	59,441
Accrued liabilities	23,227	29,098
Accrued interest	20,097	11,240
Oil and gas sales payable	30,182	26,205
Accrued employee compensation and benefits	7,622	21,081
Production taxes payable	14,857	12,936
Current portion of tax sharing liability	2,587	2,587
Current portion of derivative liability	71,197	72,796
Total current liabilities	281,659	254,664
NON-CURRENT LIABILITIES:
Long-term debt	909,998	868,248
Asset retirement obligations	36,279	35,883
Production Participation Plan liability	40,199	34,042
Tax sharing liability	23,381	23,070
Deferred income taxes	277,723	242,964
Other long-term liabilities	2,273	2,314
Liabilities associated with oil and gas properties held for sale	1,674	-
Total non-current liabilities	1,291,527	1,206,521
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 75,000,000 shares authorized, 42,581,316 and 42,480,497 shares issued as of March 31, 2008 and December 31, 2007, respectively	43	42
Additional paid-in capital	968,648	968,876
Accumulated other comprehensive loss	(45,093)	(46,116)
Retained earnings	630,338	568,024
Total stockholders’ equity	1,553,936	1,490,826
TOTAL	$3,127,122	$2,952,011

See notes to condensed consolidated financial statements.		(Concluded)

WHITING PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
REVENUES AND OTHER INCOME:
Oil and natural gas sales	$286,731	$159,714
Loss on oil and natural gas hedging activities	(22,912)	-
Interest income and other	231	209
Total revenues and other income	264,050	159,923
COSTS AND EXPENSES:
Lease operating	55,706	49,057
Production taxes	17,686	9,612
Depreciation, depletion and amortization	50,511	44,571
Exploration and impairment	10,984	9,176
General and administrative	11,615	8,285
Change in Production Participation Plan liability	6,157	2,092
Interest expense	15,546	19,497
Unrealized derivative (gain) loss	(2,937)	1,114
Total costs and expenses	165,268	143,404
INCOME BEFORE INCOME TAXES	98,782	16,519
INCOME TAX EXPENSE:
Current	1,709	626
Deferred	34,759	5,227
Total income tax expense	36,468	5,853
NET INCOME	$62,314	$10,666
NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$1.47	$0.29
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	42,272	36,771
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	42,406	36,861

See notes to condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,314	$10,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	50,511	44,571
Deferred income taxes	34,759	5,227
Amortization of debt issuance costs and debt discount	1,217	1,276
Accretion of tax sharing liability	311	380
Stock-based compensation	1,432	1,119
Unproved leasehold and oil and gas property impairments	2,572	2,316
Change in Production Participation Plan liability	6,157	2,092
Unrealized derivative (gain) loss	(2,937)	1,114
Other non-current	(3,316)	(1,558)
Changes in current assets and liabilities:
Accounts receivable trade	(28,687)	7,637
Prepaid expenses and other	(10,287)	(3,060)
Accounts payable and accrued liabilities	8,771	(953)
Accrued interest	8,857	11,563
Other current liabilities	(9,221)	(20,029)
Net cash provided by operating activities	122,453	62,361
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquisition capital expenditures	(9,747)	(16,718)
Drilling and development capital expenditures	(160,988)	(109,402)
Proceeds from sale of oil and gas properties	234	1,281
Net cash used in investing activities	(170,501)	(124,839)
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings under credit agreement	130,000	100,000
Repayments of long-term borrowings under credit agreement	(90,000)	(40,000)
Tax effect from restricted stock vesting	-	294
Net cash provided by financing activities	40,000	60,294
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,048)	(2,184)
CASH AND CASH EQUIVALENTS:
Beginning of period	14,778	10,372
End of period	$6,730	$8,188
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash (refunded) paid for income taxes	$(3)	$(73)
Cash paid for interest	$5,161	$6,279
NONCASH INVESTING ACTIVITIES:
Accrued capital expenditures during the period	$77,939	$34,555

See notes to condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
BALANCES-January 1, 2007	36,948	$37	$754,788	$(5,902)	$437,747	$1,186,670
Adoption of FIN 48	-	-	-	-	(323)	(323)	$-
Net income	-	-	-	-	130,600	130,600	130,600
Change in derivative fair values, net of taxes of $31,012	-	-	-	(53,637)	-	(53,637)	(53,637)
Realized loss on settled derivative contracts, net of taxes of $7,766	-	-	-	13,423	-	13,423	13,423
Issuance of stock, secondary offering	5,425	5	210,389	-	-	210,394	-
Restricted stock issued	150	-	-	-	-	-	-
Restricted stock forfeited	(12)	-	-	-	-	-	-
Restricted stock used for tax withholdings	(31)	-	(1,403)	-	-	(1,403)	-
Tax effect from restricted stock vesting	-	-	45	-	-	45	-
Stock-based compensation	-	-	5,057	-	-	5,057	-
BALANCES-December 31, 2007	42,480	$42	$968,876	$(46,116)	$568,024	$1,490,826	$90,386
Net income	-	-	-	-	62,314	62,314	62,314
Change in derivative fair values, net of taxes of $7,834	-	-	-	(13,543)	-	(13,543)	(13,543)
Realized loss on settled derivative contracts, net of taxes of $8,397	-	-	-	14,515	-	14,515	14,515
Restricted stock issued	132	1	-	-	-	1	-
Restricted stock forfeited	(2)	-	-	-	-	-	-
Restricted stock used for tax withholdings	(29)	-	(1,660)	-	-	(1,660)	-
Stock-based compensation	-	-	1,432	-	-	1,432	-
Unrealized gain on available for sale securities, net of taxes of $29	-	-	-	51	-	51	51
BALANCES-March 31, 2008	42,581	$43	$968,648	$(45,093)	$630,338	$1,553,936	$63,337

See notes to condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

Consolidated Financial Statements—The unaudited condensed consolidated financial statements include the accounts of Whiting Petroleum Corporation and its consolidated subsidiaries, all of which are wholly owned.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s interim results.  Whiting’s 2007 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.  Except as disclosed herein, there has been no material change to the information disclosed in the notes to consolidated financial statements included in Whiting’s 2007 Annual Report on Form 10-K.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

2.	ACQUISITIONS AND DIVESTITURES

2008 Activity

There were no significant acquisitions or divestitures during the first quarter of 2008.

2007 Activity

There were no significant acquisitions during the year ended December 31, 2007.

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

During 2007, the Company sold its interests in several additional non-core oil and gas producing properties for an aggregate amount of $12.5 million in cash for total estimated proved reserves of 0.6 MMBOE as of the divestitures’ effective dates.  The divested properties are located in Colorado, Louisiana, Michigan, Montana, New Mexico, North Dakota, Oklahoma, Texas and Wyoming.  The average daily net production from the divested property interests was 0.3 MBOE/d as of the dates of disposition.

3.	LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Credit Agreement	$290,000	$250,000
7.25% Senior Subordinated Notes due 2012, net of unamortized debt discount of $501 and $537, respectively	151,855	150,214
7.25% Senior Subordinated Notes due 2013, net of unamortized debt discount of $1,857 and $1,966, respectively	218,143	218,034
7% Senior Subordinated Notes due 2014	250,000	250,000
Total debt	$909,998	$868,248

Credit Agreement—The Company’s wholly-owned subsidiary, Whiting Oil and Gas Corporation (“Whiting Oil and Gas”) has a $1.2 billion credit agreement with a syndicate of banks that, as of March 31, 2008, had a borrowing base of $900.0 million.  The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of the proved reserves that have been mortgaged to the lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement.  As of March 31, 2008, the outstanding borrowings under the credit agreement totaled $290.0 million.

The credit agreement provides for interest only payments until August 31, 2010, when the entire amount borrowed is due.  Whiting Oil and Gas may, throughout the five-year term of the credit agreement, borrow, repay and reborrow up to the borrowing base in effect at any given time.  The lenders under the credit agreement have also committed to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company in an aggregate amount not to exceed $50.0 million.  As of March 31, 2008, letters of credit totaling $0.2 million were outstanding under the credit agreement.

Interest accrues, at Whiting Oil and Gas’ option, at either (1) the base rate plus a margin, where the base rate is defined as the higher of the prime rate or the federal funds rate plus 0.5% and the margin varies from 0% to 0.5% depending on the utilization percentage of the borrowing base, or (2) at the LIBOR rate plus a margin, where the margin varies from 1.00% to 1.75% depending on the utilization percentage of the borrowing base.  Whiting Oil and Gas has consistently chosen the LIBOR rate option since it delivers the lowest effective interest rate.  Commitment fees of 0.25% to 0.375% accrue on the unused portion of the borrowing base, depending on the utilization percentage, and are included as a component of interest expense.  At March 31, 2008, the weighted average interest rate on the outstanding principal balance under the credit agreement was 3.7%.

The credit agreement contains restrictive covenants that may limit the Company’s ability to, among other things, pay cash dividends, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, change material agreements, incur liens and engage in certain other transactions without the prior consent of the lenders and requires the Company to maintain a debt to EBITDAX ratio (as defined in the credit agreement) of less than 3.5 to 1 and a working capital ratio (as defined in the credit agreement, which includes an add back of the available borrowing capacity under the credit facility) of greater than 1 to 1.  Except for limited exceptions, including the payment of interest on the senior notes, the credit agreement restricts the ability of Whiting Oil and Gas and Whiting Petroleum Corporation’s wholly-owned subsidiary, Equity Oil Company, to make any dividends, distributions, principal payments on senior notes, or other payments to Whiting Petroleum Corporation.  The restrictions apply to all of the net assets of these subsidiaries.  The Company was in compliance with its covenants under the credit agreement as of March 31, 2008.  The credit agreement is secured by a first lien on all of Whiting Oil and Gas’ properties included in the borrowing base for the credit agreement.  Whiting Petroleum Corporation and Equity Oil Company have guaranteed the obligations of Whiting Oil and Gas under the credit agreement.  Whiting Petroleum Corporation has pledged the stock of Whiting Oil and Gas and Equity Oil Company as security for its guarantee, and Equity Oil Company has mortgaged all of its properties, that are included in the borrowing base for the credit agreement, as security for its guarantee.

Senior Subordinated Notes—In October 2005, the Company issued at par $250.0 million of 7% Senior Subordinated Notes due 2014.  The estimated fair value of these notes was $246.6 million as of March 31, 2008.

In April 2005, the Company issued $220.0 million of 7.25% Senior Subordinated Notes due 2013.  These notes were issued at 98.507% of par, and the associated discount of $3.3 million is being amortized to interest expense over the term of these notes, yielding an effective interest rate of 7.5%.  The estimated fair value of these notes was $215.9 million as of March 31, 2008.

In May 2004, the Company issued $150.0 million of 7.25% Senior Subordinated Notes due 2012.  These notes were issued at 99.26% of par, and the associated discount of $1.1 million is being amortized to interest expense over the term of these notes, yielding an effective interest rate of 7.4%.  The estimated fair value of these notes was $147.6 million as of March 31, 2008.

The notes are unsecured obligations of Whiting Petroleum Corporation and are subordinated to all of the Company’s senior debt, which currently consists of Whiting Oil and Gas’ credit agreement.  The indentures governing the notes contain various restrictive covenants that are substantially identical and may limit the Company’s ability to, among other things, pay cash dividends, redeem or repurchase the Company’s capital stock or the Company’s subordinated debt, make investments, incur additional indebtedness or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries taken as a whole, and enter into hedging contracts.  These covenants may potentially limit the discretion of the Company’s management in certain respects.  The Company was in compliance with these covenants as of March 31, 2008.  The Company’s wholly-owned operating subsidiaries, Whiting Oil and Gas, Whiting Programs, Inc. and Equity Oil Company (the “Guarantors”), have fully, unconditionally, jointly and severally guaranteed the Company’s obligations under the notes.  The Company does not have any subsidiaries other than the Guarantors, minor or otherwise, within the meaning of Rule 3-10(h)(6) of Regulation S-X of the Securities and Exchange Commission, and Whiting Petroleum Corporation has no assets or operations independent of this debt and its investments in guarantor subsidiaries.

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

The interest rate swap is a fixed for floating swap in that the Company receives the fixed rate of 7.25% and pays the floating rate.  The floating rate is redetermined every six months based on the LIBOR rate in effect at the contractual reset date.  When LIBOR plus the Company’s margin of 2.345% is less than 7.25%, the Company receives a payment from the counterparty equal to the difference in rate times $75.0 million for the six month period.  When LIBOR plus the Company’s margin of 2.345% is greater than 7.25%, the Company pays the counterparty an amount equal to the difference in rate times $75.0 million for the six month period.  As of March 31, 2008, we have recorded a long term asset of $2.4 million related to the interest rate swap, which has been designated as a fair value hedge, with an offsetting increase to the fair value of the 7.25% Senior Subordinated Notes due 2012.

4.	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration (including removal of certain onshore and offshore facilities in California), in accordance with applicable local, state and federal laws.  The Company determines asset retirement obligations by calculating the present value of estimated cash flows related to plug and abandonment obligations.  The current portion at March 31, 2008 and December 31, 2007 was $1.3 million and was recorded in accrued liabilities.  The following table provides a reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2008 (in thousands):

Asset retirement obligation, January 1, 2008	$37,192
Additional liability incurred	330
Revisions in estimated cash flows	3,326
Accretion expense	715
Obligations on sold properties	(14)
Liabilities settled	(2,258)
Transferred to liabilities associated with oil and gas properties held for sale	(1,674)
Asset retirement obligation, March 31, 2008	$37,617

5.	DERIVATIVE FINANCIAL INSTRUMENTS

Whiting enters into derivative contracts, primarily costless collars, to hedge future crude oil and natural gas production in order to mitigate the risk of market price fluctuations.  Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, supply and demand factors, worldwide political factors and general economic conditions.  Costless collars are designed to establish floor and ceiling prices on anticipated future oil and gas production.  The Company has designated several of its derivative contracts as cash flow hedges designed to achieve a more predictable cash flow, as well as to reduce its exposure to price volatility.  The remaining portion of its derivative contracts are not designated as hedges, with gains and losses from changes in fair value recognized immediately in earnings.  While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements.  The Company does not enter into derivative instruments for speculative or trading purposes.

At March 31, 2008, accumulated other comprehensive loss consisted of $71.3 million ($45.1 million after tax) of unrealized losses, representing the mark-to-market value of the Company’s open commodity contracts, designated as cash flow hedges, as of the balance sheet date.  In addition, the Company recognized immediately to earnings $2.9 million in unrealized derivative gains and $1.1 million in unrealized derivative losses for the quarters ended March 31, 2008 and 2007, respectively, for derivative contracts not designated as cash flow hedges.  For the quarter ended March 31, 2008, Whiting recognized realized cash settlement losses of $22.9 million on commodity derivative settlements.  For the quarter ended March 31, 2007, Whiting recognized no realized cash settlement gains or losses on commodity derivative settlements.  Based on the estimated fair value of the Company’s derivative contracts designated as hedges at March 31, 2008, the Company expects to reclassify net losses of $71.3 million into earnings from accumulated other comprehensive income during the next twelve months; however, actual cash settlement gains and losses recognized may differ materially.  At April 15, 2008, the Company had hedged its exposure to the variability in future cash flows from forecasted oil and gas production volumes as follows:

	Whiting Petroleum Corp.		Third-party Public Holders of Trust Units
Period	Crude Oil (Bbl)	Natural Gas (Mcf)	Crude Oil (Bbl)	Natural Gas (Mcf)
April 2008 – December 2008	3,085,260	466,718	361,020	1,461,869
January 2009 – December 2009	139,873	577,820	438,113	1,809,868
January 2010 – December 2010	126,289	495,390	395,567	1,551,678
January 2011 – December 2011	115,039	436,510	360,329	1,367,249
January 2012 – December 2012	105,091	384,002	329,171	1,202,785
Total	3,571,552	2,360,440	1,884,200	7,393,449

In connection with the Company’s conveyance on April 30, 2008 of a term net profits interest to Whiting USA Trust I (the “Trust”) and related sale of 11,677,500 Trust units to the public (as further explained in the note on Subsequent Events), all the future economic benefits or detriments of certain of Whiting’s derivative contracts are transferred to the Trust and included in the calculation of net proceeds under the Trust.  Under the Trust, Whiting retains 10% of the net proceeds from the underlying properties.  Whiting’s retention of 10% of these net proceeds combined with its ownership of 2,186,389 Trust units results in third-party public holders of Trust units receiving 75.8%, and Whiting retaining 24.2%, of the future economic results of such hedge contracts.  The relative ownership of the future economic results of such hedge contracts is reflected in the chart above.  No additional hedges are allowed to be placed on Trust assets.

The Company has also entered into an interest rate swap designated as a fair value hedge as further explained in the note on Long-Term Debt.

6.	FAIR VALUE DISCLOSURES

SFAS 157—Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  The implementation of SFAS 157 did not cause a change in the method of calculating fair value of assets or liabilities, with the exception of incorporating a measure of the Company’s own nonperformance risk or that of its counterparties as appropriate, which was not material.  The primary impact from adoption was additional disclosures.

The Company elected to implement SFAS 157 with the one-year deferral permitted by FASB Staff Position No.  FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), issued February 2008, which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As it relates to the Company, the deferral applies to certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; impaired oil and gas property assessments; and the initial recognition of asset retirement obligations for which fair value is used.

Fair Value Hierarchy—SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement.  The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty Netting (5)	Balance as of March 31, 2008
Assets
Oil and gas properties held for sale, net (1)	$-	$2,226	$-	$-	$2,226
Other long-term assets (2)(3)(4)	731	3,003	-	-	3,734

Liabilities
Current portion of derivative liability	$-	$71,261	$-	$(64)	$71,197
Long-term debt (3)	-	2,356	-	-	2,356

(1)	Included in oil and gas properties held for sale, net, are the portion of Whiting’s derivative assets to be included in the Whiting USA Trust I conveyance (see note on Subsequent Events).
(2)	Amount includes securities available-for-sale.
(3)	Amount includes interest rate swap (see note on Long-Term Debt).
(4)	Amount includes non-current derivative assets.
(5)
FASB Interpretation No. 39 (As Amended), Offsetting of Amounts Related to Certain Contracts (“FIN 39”), permits the netting of derivative receivables and derivative payable when a legally enforceable master netting agreement exists between the Company and the derivative counterparty.

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above:

Commodity Derivative Instruments – Commodity derivative instruments consist of costless collars for crude oil and natural gas.  The Company’s costless collars are valued based on the counterparty's marked-to-market statements, which are validated by observable transactions for the same or similar commodity options using the NYMEX futures index, and are designated as Level 2 within the valuation hierarchy.  The discount rate used in the fair values of these instruments includes a measure of nonperformance risk.

Available-for-Sale Securities – Available-for-sale securities consist of publicly traded equity instruments.  The fair values are based on quoted market prices for identical assets in an active market and are designated as Level 1 within the valuation hierarchy.

Interest Rate Swap – The Company’s interest rate swap is valued using the counterparty’s marked-to-market statement, which can be validated using modeling techniques that include market inputs such as publicly available interest rate yield curves, and is designated as Level 2 within the valuation hierarchy.

The Company has no assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 3, which is significant unobservable inputs.

SFAS 159—In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. On January 1, 2008, the Company adopted SFAS 159 and decided not to elect fair value accounting for any of its eligible items.  The adoption of SFAS 159 therefore had no impact on the Company’s consolidated financial position, cash flows or results of operations.  If the use of fair value is elected (the fair value option), however, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs.  The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value.  Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings.

7.	STOCKHOLDERS’ EQUITY

Equity Incentive Plan—The Company maintains the Whiting Petroleum Corporation 2003 Equity Incentive Plan (the “Plan”), pursuant to which two million shares of the Company’s common stock have been reserved for issuance.  No employee or officer participant may be granted options for more than 300,000 shares of common stock, stock appreciation rights with respect to more than 300,000 shares of common stock, or more than 150,000 shares of restricted stock during any calendar year.

Restricted stock awards for executive officers, directors and employees generally vest ratably over three years.  However, restricted stock awards granted to executive officers in February 2007 and 2008 included certain performance conditions, in addition to the standard three-year service condition, that must be met in order for the stock awards to vest.  The Company believes that it is probable that such performance conditions will be achieved and has accrued compensation cost accordingly for its 2007 and 2008 restricted stock grants to executives.

The following table shows a summary of the Company’s nonvested restricted stock as of March 31, 2008 as well as activity during the three months then ended (share and per share data, not presented in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards nonvested, January 1, 2008	239,656	$44.15
Granted	131,511	$56.48
Vested	(106,657)	$43.48
Forfeited	(1,828)	$49.31
Restricted stock awards nonvested, March 31, 2008	262,682	$50.56

The grant date fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.  The Company uses historical data and projections to estimate expected employee behaviors related to restricted stock forfeitures.  The expected forfeitures are then included as part of the grant date estimate of compensation cost.

As of March 31, 2008, there was $9.0 million of total unrecognized compensation cost related to unvested restricted stock granted under the stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.6 years.

Rights Agreement—In 2006, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company payable to the stockholders of record as of March 2, 2006.  Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (“Preferred Shares”), of the Company at a price of $180.00 per one one-hundredth of a Preferred Share, subject to adjustment.  If any person becomes a 15% or more stockholder of the Company, then each Right (subject to certain limitations) will entitle its holder to purchase, at the Right’s then current exercise price, a number of shares of common stock of the Company or of the acquirer having a market value at the time of twice the Right’s per share exercise price.  The Company’s Board of Directors may redeem the Rights for $0.001 per Right at any time prior to the time when the Rights become exercisable.  Unless the Rights are redeemed, exchanged or terminated earlier, they will expire on February 23, 2016.

8.	EMPLOYEE BENEFIT PLANS

Production Participation Plan— The Company has a Production Participation Plan (the “Plan”) in which all employees participate.  On an annual basis, interests in oil and gas properties acquired, developed or sold during the year are allocated to the Plan as determined annually by the Compensation Committee.  Once allocated, the interests (not legally conveyed) are fixed.  Interest allocations prior to 1995 consisted of 2%-3% overriding royalty interests.  Interest allocations since 1995 have been 2%-5% of oil and gas sales less lease operating expenses and production taxes.

Payments of 100% of the year’s Plan interests to employees and the vested percentages of former employees in the year’s Plan interests are made annually in cash after year-end.  Accrued compensation expense under the Plan for the three months ended March 31, 2008 and 2007 amounted to $5.5 million and $2.5 million, respectively, charged to general and administrative expense and $0.9 million and $0.5 million, respectively, charged to exploration expense.

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

The Company uses average historical prices to estimate the vested long-term Production Participation Plan liability.  At March 31, 2008, the Company used five-year average historical NYMEX prices of $58.05 for crude oil and $6.90 for natural gas to estimate this liability.  If the Company were to terminate the Plan or upon a change in control (as defined in the Plan), all employees fully vest, and the Company would distribute to each Plan participant an amount based upon the valuation method set forth in the Plan in a lump sum payment twelve months after the date of termination or within one month after a change in control event.  Based on prices at March 31, 2008, if the Company elected to terminate the Plan or if a change of control event occurred, it is estimated that the fully vested lump sum cash payment to employees would approximate $137.5 million.  This amount includes $24.1 million attributable to proved undeveloped oil and gas properties and $6.4 million relating to the short-term portion of the Plan liability, which has been accrued as a current payable to be paid in February 2009.  The ultimate sharing contribution for proved undeveloped oil and gas properties will be awarded in the year of Plan termination or change of control.  However, the Company has no intention to terminate the Plan.

The following table presents changes in the estimated long-term liability related to the Plan for the three months ended March 31, 2008 (in thousands):

Production Participation Plan liability, January 1, 2008	$34,042
Change in liability for accretion, vesting and change in estimate	12,564
Reduction in liability for cash payments accrued and recognized as compensation expense	(6,407)
Production Participation Plan liability, March 31, 2008	$40,199

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

	Three Months Ended March 31,
	2008	2007
General and administrative expense	$5,277	$1,755
Exploration expense	880	337
Total	$6,157	$2,092

401(k) Plan—The Company has a defined contribution retirement plan for all employees.  The plan is funded by employee contributions and discretionary Company contributions.  Employees vest in employer contributions at 20% per year of completed service.

9.	RELATED PARTY TRANSACTIONS

Prior to Whiting’s initial public offering in November 2003, it was a wholly-owned indirect subsidiary of Alliant Energy Corporation (“Alliant Energy”), a holding company whose primary businesses are utility companies.  When the transactions discussed below were entered into, Alliant Energy was a related party of the Company.  As of December 31, 2004 and thereafter, Alliant Energy was no longer a related party.

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

During the first three months of 2008, the Company did not make any payments under this agreement but did recognize $0.3 million of discount accretion, which is included as a component of interest expense.  The Company’s estimated payment of $2.6 million to be made in 2008 under this agreement is reflected as a current liability at March 31, 2008.

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

Non-cancelable Leases—The Company leases 87,000 square feet of administrative office space in Denver, Colorado under an operating lease arrangement through October 31, 2010 and an additional 30,100 square feet of office space in Midland, Texas through February 15, 2012.  Rental expense for the first three months of 2008 and 2007 was $0.5 million and $0.6 million, respectively.  Minimum lease payments under the terms of non-cancelable operating leases as of March 31, 2008 are as follows (in thousands):

2008	$1,503
2009	2,017
2010	1,753
2011	381
2012	71
Total	$5,725

Purchase Contracts—The Company has entered into two take-or-pay purchase agreements, one agreement expiring in March 2014 and one agreement expiring in December 2014, whereby the Company has committed to buy certain volumes of CO2 for a fixed fee subject to annual escalation.  The purchase agreements are with different suppliers, and the CO2 is for use in enhanced recovery projects in the Postle field in Texas County, Oklahoma and the North Ward Estes field in Ward County, Texas.  Under the terms of the agreements, the Company is obligated to purchase a minimum daily volume of CO2 (as calculated on an annual basis) or else pay for any deficiencies at the price in effect when delivery was to have occurred.  The CO2 volumes planned for use on the enhanced recovery projects in the Postle and North Ward Estes fields currently exceed the minimum daily volumes provided in these take-or-pay purchase agreements.  Therefore, the Company expects to avoid any payments for deficiencies.  As of March 31, 2008, future commitments under the purchase agreements amounted to $221.7 million through 2014.

Drilling Contracts—The Company has one drilling rig under contract through 2008, three drilling rigs through 2009, one drilling rig through 2010, and a workover rig under contract through 2009, all of which are operating in the Rocky Mountains region.  As of March 31, 2008, these agreements had total commitments of $54.8 million and early termination would require maximum penalties of $38.0 million.  Other drilling rigs working for the Company are not under long-term contracts but instead are under contracts that can be terminated at the end of the well that is currently being drilled.

Litigation—The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the ordinary course of business.  It is the opinion of the Company’s management that all claims and litigation involving the Company are not likely to have a material adverse effect on its consolidated financial position, cash flows or results of operations.

11.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement No. 161, Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS 161”).  The adoption of SFAS 161 is not expected to have an impact on the Company’s consolidated financial statements, other than additional disclosures. SFAS 161 expands interim and annual disclosures about derivative and hedging activities that are intended to better convey the purpose of derivative use and the risks managed.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  As Whiting owns 100% of its consolidated subsidiaries and it does not currently have any minority interests, the Company does not expect the adoption of SFAS 160 to have an impact on its consolidated financial statements.  This statement amends ARB No. 51 and intends to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 is effective for fiscal years, and interim periods, beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R may have an impact on the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in business combinations and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.

12.	SUBSEQUENT EVENTS

Acquisition of Flat Rock Natural Gas Field in Utah—On May 4, 2008, Whiting entered into a purchase and sale agreement with Chicago Energy Associates, LLC to purchase interests in producing gas wells and development acreage in the Flat Rock natural gas field in Uintah County, Utah.  The acquisition also includes gas gathering and processing facilities.  The purchase price is $365.0 million, which Whiting plans on financing with borrowings under its existing bank credit facility.  The closing of the purchase is expected to occur on May 30, 2008, subject to standard conditions to closing and approval by Chicago Energy’s members.  Whiting estimates proved reserves to be acquired at 115.2 Bcfe as of the January 1, 2008 acquisition effective date, of which 98% is natural gas.  Of the 115.2 Bcfe to be acquired, 22% is proved developed producing and 78% is proved undeveloped.  The initial allocation of the purchase price to proved oil and gas properties as well as the gas gathering and processing facilities resulted in an acquisition cost for the properties of $2.86/Mcfe.  Whiting estimates that net production from the properties was 19 MMcfe per day in March 2008.

Initial Public Offering of 11,677,500 Trust Units in Whiting USA Trust I—On April 30, 2008, the Company completed an initial public offering of units of beneficial interest in Whiting USA Trust I (the “Trust”), selling 11,677,500 Trust units, which included the sale of 827,500 units pursuant to an exercise of the underwriters’ over-allotment option, at $20.00 per Trust unit, and providing net proceeds of $215.4 million, after underwriters’ discount and commissions and offering related expenses.  The Company used the offering net proceeds to reduce the debt outstanding under its credit agreement to $80.0 million from $290.0 million outstanding at March 31, 2008.  The aggregate proceeds from the sale of Trust units to the public resulted in a deferred gain on sale of $112.4 million.  Immediately prior to the closing of the offering, Whiting conveyed a term net profits interest in certain of its oil and natural gas properties to the Trust in exchange for 13,863,889 Trust units.  The Company has retained 15.8%, or 2,186,389 Trust units, of the total Trust units issued and outstanding.

The net profits interest entitles the Trust to receive 90% of the net proceeds from the sale of oil and natural gas production from the underlying properties.  The net profits interest will terminate at the time when 9.11 MMBOE have been produced and sold from the underlying properties.  This is the equivalent of 8.2 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such production pursuant to the net profits interest, and these reserve quantities are projected to be produced by December 31, 2017, based on the reserve report for the underlying properties as of December 31, 2007.  The conveyance of the net profits interest to the Trust consisted of proved reserves of 8.2 MMBOE, as of the January 1, 2008 effective date, representing 3.3% of Whiting’s proved reserves as of December 31, 2007, and 10.0%, or 4.2 MBOE/d, of its March 2008 average daily net production. After netting the Company’s ownership of 2,186,389 Trust units, third-party public Trust unit holders receive 6.9 MMBOE of proved producing reserves, or 2.75% of the Company’s total year-end 2007 proved reserves, and 7.4%, or 3.1 MBOE/d, of its March 2008 average daily net production.  The oil and gas property net book values and related derivatives to be conveyed are recorded in oil and gas properties held for sale on the balance sheet at March 31, 2008.

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

Overview

We are an independent oil and gas company engaged in oil and gas acquisition, development, exploitation, production and exploration activities primarily in the Permian Basin, Rocky Mountains, Mid-Continent, Gulf Coast and Michigan regions of the United States.  Prior to 2006, we generally emphasized the acquisition of properties that provided additional volumes to our current production levels as well as upside potential through further development.  While from 2006 through 2008, we have focused our drilling activity on the development of these acquired properties, specifically on projects that we believe provide repeatable successes in particular fields.  Our combination of acquisitions and subsequent development allows us to direct our capital resources to what we believe to be the most advantageous investments.

As demonstrated by our recent level of capital expenditures, we are increasingly focused on a balanced exploration and development program while continuing to selectively pursue acquisitions that complement our existing core properties.  We believe that our significant drilling inventory, combined with our operating experience and cost structure, provides us with meaningful organic growth opportunities.  Our growth plan is centered on the following activities:

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

Our revenue, profitability and future growth rate depend on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy.  Oil and gas prices historically have been volatile and may fluctuate widely in the future.  Sustained periods of low prices for crude oil or natural gas could materially and adversely affect our financial position, cash flows, results of operations, access to capital, and the quantities of oil and gas reserves that we can economically produce.

First Quarter 2008 Highlights and Future Considerations

We continue to have significant development and related infrastructure activity on the Postle and North Ward Estes fields acquired in 2005, which have resulted in reserve and production increases.  During the first quarter of 2008, we incurred $71.6 million of exploration and development expenditures on these two projects.

Our expansion of the CO2 flood at the Postle field, located in Texas County, Oklahoma, continues to generate positive results.  Production from the field has increased from a net 4.2 MBOE/d at the time of its acquisition in August 2005 to a net 6.2 MBOE/d in March 2008, an increase of 48%.  By the end of January 2008, we were injecting over 120 MMcf/d of CO2 into the field’s producing reservoir.

In 2007, we initiated our CO2 flood in the North Ward Estes field, located in Ward and Winkler Counties, Texas.  By the end of March 2008, we were injecting approximately 120 MMcf/d of CO2 into the Yates formation, the field’s producing reservoir.  Net production from North Ward Estes in March 2008 averaged 5.2 MBOE/d, up from 3.6 MBOE/d during the first quarter of 2005, which was just prior to our July 2005 agreement to acquire the North Ward Estes field.

Our Robinson Lake prospect in Mountrail County, North Dakota encompasses approximately 118,000 gross acres (approximately 83,000 net acres).  During April 2008, we completed the Maynard Uran Trust 11-24H, which had an initial production rate of 2.1 MBOE/d.  We hold an 84.3% working interest and a 68% net revenue interest in this well and are the operator.  We recently added a fifth rig at Robinson Lake, with plans to have as many as nine drillings rigs working in this prospect by year-end, and during 2008, we plan to drill 30 to 40 operated Middle Bakken wells on our Robinson Lake acreage.

We are completing construction of a natural gas processing plant that will separate the natural gas liquids from the natural gas produced from Robinson Lake and allow the natural gas to be transported by pipeline to market.  We expect gas and natural gas liquids sales from the plant to begin by the end of the second quarter 2008.

Immediately east of the Robinson Lake prospect is the Parshall field, where we own interests in approximately 67,000 gross acres (approximately 13,500 net acres).  We have participated in the drilling and completion of 37 wells that produce from the Bakken formation, 13 of which were drilled in 2008.  We expect to participate in the drilling of approximately 50 to 60 wells in the Parshall field during 2008, with an average working interest of 20%.  Our net production from the Parshall field averaged 3.0 MBOE/d in March 2008.

Another developmental area for us is in the Piceance Basin at the Boies Ranch and Jimmy Gulch properties in Rio Blanco County, Colorado.  In the Piceance, we have completed seven new gas wells to date in 2008 that are currently waiting on pipeline connection.  These new Piceance Basin gas wells are expected to be connected to the pipeline during the second quarter of 2008, and we hold an average working interest of 96% and an average net revenue interest of 82% in these new wells.  In addition, four wells are currently waiting on completion and two wells are being drilled.

On April 30, 2008, we completed an initial public offering of units of beneficial interest in Whiting USA Trust I (the “Trust”), selling 11,677,500 Trust units, which included the sale of 827,500 units pursuant to an exercise of the underwriters’ over-allotment option, at $20.00 per Trust unit, and providing net proceeds of $215.4 million, after underwriters’ discount and commissions and offering related expenses.  We used the offering net proceeds to reduce the debt outstanding under our credit agreement to $80.0 million from $290.0 million outstanding at March 31, 2008.  The aggregate proceeds from the sales of Trust units to the public resulted in a deferred gain on sale of $112.4 million.  Immediately prior to the closing of the offering, we conveyed a term net profits interest in certain of our oil and natural gas properties to the Trust in exchange for 13,863,889 Trust units.  We have retained 15.8%, or 2,186,389 Trust units, of the total Trust units issued and outstanding.

The net profits interest entitles the Trust to receive 90% of the net proceeds from the sale of oil and natural gas production from the underlying properties.  The net profits interest will terminate at the time when 9.11 MMBOE have been produced and sold from the underlying properties.  This is the equivalent of 8.2 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such production pursuant to the net profits interest, and these reserve quantities are projected to be produced by December 31, 2017, based on the reserve report for the underlying properties as of December 31, 2007.  The conveyance of the net profits interest to the Trust consisted of proved reserves of 8.2 MMBOE, as of the January 1, 2008 effective date, representing 3.3% of Whiting’s proved reserves as of December 31, 2007, and 10.0%, or 4.2 MBOE/d, of its March 2008 average daily net production. After netting our ownership of 2,186,389 Trust units, third-party public Trust unit holders receive 6.9 MMBOE of proved producing reserves, or 2.75% of our total year-end 2007 proved reserves, and 7.4%, or 3.1 MBOE/d, of our March 2008 average daily net production.

On May 4, 2008, Whiting entered into a purchase and sale agreement with Chicago Energy Associates, LLC to purchase interests in producing gas wells and development acreage in the Flat Rock natural gas field in Uintah County, Utah.  The acquisition also includes gas gathering and processing facilities.  The purchase price is $365.0 million, which Whiting plans on financing with borrowings under its existing bank credit facility.  The closing of the purchase is expected to occur on May 30, 2008, subject to standard conditions to closing and approval by Chicago Energy’s members.  Whiting estimates proved reserves to be acquired at 115.2 Bcfe as of the January 1, 2008 acquisition effective date, of which 98% is natural gas.  Of the 115.2 Bcfe to be acquired, 22% is proved developed producing and 78% is proved undeveloped.  The initial allocation of the purchase price to proved oil and gas properties as well as the gas gathering and processing facilities resulted in an acquisition cost for the properties of $2.86/Mcfe.  Whiting estimates that net production from the properties was 19 MMcfe per day in March 2008.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Selected Operating Data:	Three Months Ended March 31,
	2008	2007
Net production:
Oil (MMbbls)	2.6	2.2
Natural gas (Bcf)	6.9	7.7
Total production (MMBOE)	3.7	3.5

Net sales (in millions):
Oil(1)	$232.4	$110.8
Natural gas(1)	54.3	48.9
Total oil and natural gas sales	$286.7	$159.7

Average sales prices:
Oil (per Bbl)	$89.58	$49.33
Effect of oil hedges on average price (per Bbl)	(8.83)	-
Oil net of hedging (per Bbl)	$80.75	$49.33
Average NYMEX price	$97.96	$58.12

Natural gas (per Mcf)	$7.89	$6.33
Effect of natural gas hedges on average price (per Mcf)	-	-
Natural gas net of hedging (per Mcf)	$7.89	$6.33
Average NYMEX price	$8.03	$6.77

Cost and expense (per BOE):
Lease operating expenses	$14.89	$13.88
Production taxes	$4.73	$2.72
Depreciation, depletion and amortization expense	$13.50	$12.62
General and administrative expenses	$3.10	$2.34

(1)  Before consideration of hedging transactions.

Oil and Natural Gas Sales.  Our oil and natural gas sales revenue increased $127.0 million to $286.7 million in the first quarter of 2008 compared to the first quarter of 2007.  Sales are a function of volumes sold and average sales prices.  Our oil sales volumes increased 16% between periods, while our gas sales volumes decreased 11%.  The oil volume increase resulted primarily from drilling success in the North Dakota Bakken area, in addition to increased production at our Postle field in response to its CO2 recovery projects underway.  Oil production from the Bakken increased 295 MBOE compared to the first quarter 2007, while Postle oil production increased 170 MBOE over the same period.  The gas volume decline between periods was primarily the result of property dispositions in the second half of 2007, which decreased production by 0.4 MMcf.  This decrease was partially offset by production increases in the Boies Ranch area of 0.1 MMcf.  Our average price for oil before effects of hedging increased 82% between periods, and our average price for natural gas before effects of hedging increased 25%.

Loss on Oil and Natural Gas Hedging Activities.  We hedged 38% of our oil volumes during the first quarter of 2008, incurring derivative settlement losses of $22.9 million, and 60% of our oil volumes during the first quarter of 2007, incurring no realized hedging gains or losses.  We did not hedge any of our gas volumes during the first quarter of 2008, but we hedged 62% of our gas volumes during the first quarter of 2007, incurring no realized hedging gains or losses.  See Item 3, “Qualitative and Quantitative Disclosures About Market Risk” for a list of our outstanding oil and natural gas hedges as of April 15, 2008.

Lease Operating Expenses.  Our lease operating expenses during the first quarter of 2008 were $55.7 million, a $6.6 million increase over the first quarter of 2007.  Our lease operating expense as a percentage of oil and gas sales decreased from 31% during the first quarter of 2007 to 19% during the first quarter of 2008, while our lease operating expenses per BOE increased from $13.88 during the first quarter of 2007 to $14.89 during the first quarter of 2008.  The increase of 7% on a BOE basis was primarily caused by inflation in the cost of oil field goods and services and a high level of workover activity.  The cost of oil field goods and services increased due to higher demand in the industry.  Workovers amounted to $3.9 million in the first quarter of 2008, as compared to $3.0 million of workover activity in the first quarter of 2007.

Production Taxes.  The production taxes we pay are generally calculated as a percentage of oil and gas sales revenue before the effects of hedging.  We take full advantage of all credits and exemptions allowed in our various taxing jurisdictions.  Our production taxes for the first quarters of 2008 and 2007 were 6.2% and 6.0%, respectively, of oil and gas sales.  The first quarter 2008 rate was greater than the rate for same period in 2007 due to the change in property mix associated with recent divestitures in low tax jurisdictions and drilling successes in higher tax jurisdictions.

Depreciation, Depletion and Amortization.  Depreciation, depletion and amortization expense (“DD&A”) increased $5.9 million to $50.5 million during the first quarter of 2008, as compared to $44.6 million for the same period in 2007.  On a BOE basis, our DD&A rate increased from $12.62 in the first quarter of 2007 to $13.50 in the first quarter of 2008.  The primary factors causing this rate increase were higher drilling expenditures and the amount of expenditures necessary to develop proved undeveloped reserves, particularly related to the enhanced oil recovery projects in the Postle and North Ward Estes fields where the development of undeveloped reserves does not increase existing proved reserves.  Under the successful efforts method of accounting, costs to develop proved undeveloped reserves are added into the DD&A rate when incurred.  The components of our DD&A expense were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Depletion	$49,044	$43,224
Depreciation	751	740
Accretion of asset retirement obligations	716	607
Total	$50,511	$44,571

Exploration and Impairment Costs.  Our exploration and impairment costs increased $1.8 million, as compared to the first quarter of 2007.  The components of exploration and impairment costs were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Exploration	$8,412	$6,860
Impairment	2,572	2,316
Total	$10,984	$9,176

During the first quarter of 2008 and 2007, we did not drill any exploratory dry holes.  Geological and geophysical expenses increased $1.1 million in the first quarter of 2008, as compared to the first quarter of 2007.  The impairment charge in the first quarter of 2008 and 2007 is related to the amortization of leasehold costs associated with individually insignificant unproved properties.  As of March 31, 2008, the amount of unproved properties being amortized totaled $55.0 million.

General and Administrative Expenses.  We report general and administrative expenses net of third party reimbursements and internal allocations.  The components of our general and administrative expenses were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
General and administrative expenses	$21,112	$15,843
Reimbursements and allocations	(9,497)	(7,558)
General and administrative expense, net	$11,615	$8,285

General and administrative expense before reimbursements and allocations increased $5.3 million to $21.1 million during the first quarter of 2008.  The largest components of the increase related to $3.4 million in higher accrued distributions under our Production Participation Plan between periods, which resulted from increased oil and gas sales less lease operating expense and production taxes, and $1.8 million of additional salaries and wages for personnel hired during the past twelve months.  The increase in reimbursements and allocations in 2008 was caused by higher salary expenses and a greater number of field workers on operated properties.  Our general and administrative expenses as a percentage of oil and gas sales decreased from 5% for the first quarter of 2007 to 4% for the first quarter of 2008, as general and administrative costs increased at a slower rate than oil and gas sales.

Change in Production Participation Plan Liability.  For the three months ended March 31, 2008, this non-cash expense increased $4.1 million to $6.2 million, as compared to the same period in 2007.  This expense represents the change in the vested present value of estimated future payments to be made to participants after 2009 under our Production Participation Plan (“Plan”).  Although payments take place over the life of the Plan’s oil and gas properties, which for some properties is over 20 years, we must expense the present value of estimated future payments over the Plan’s five year vesting period.  This expense in 2008 and 2007 primarily reflects changes to future cash flow estimates and related Plan liability due to the effect of a sustained higher price environment, recent drilling activity and employees’ continued vesting in the Plan.  During the three months ended March 31, 2008, the five-year average historical NYMEX prices used to estimate this liability increased $3.23 for crude oil and $0.19 for natural gas, as compared to increases of $1.80 for crude oil and $0.21 for natural gas for the three months ended March 31, 2007.  Assumptions that are used to calculate this liability are subject to estimation and will vary from year to year based on the current market for oil and gas, discount rates and overall market conditions.

Interest Expense.  The components of our interest expenses were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Credit Agreement	$3,917	$7,023
Senior Subordinated Notes	11,080	11,180
Amortization of debt issue costs and debt discount	1,217	1,276
Accretion of tax sharing liability	311	380
Other	42	100
Capitalized interest	(1,021)	(462)
Total interest expense	$15,546	$19,497

The decrease in interest expense was mainly due to reduced borrowings outstanding under our credit agreement in 2008 and increased capitalized interest related to construction and expansion of processing facilities.  We also experienced lower weighted average interest rates on our debt during the first quarter of 2008.

Our weighted average debt outstanding during the first quarter of 2008 was $901.8 million versus $1,030.0 million in the first quarter of 2007.  Our weighted average effective cash interest rate was 6.6% during the first quarter of 2008 versus 7.1% during the first quarter of 2007.  After inclusion of non-cash interest costs related to the amortization of debt issue costs and debt discount and the accretion of the tax sharing liability, our weighted average effective all-in interest rate was 7.1% during the first quarter of 2008 versus 7.6% during the first quarter of 2007.

Unrealized Derivative Loss.  During the first quarter of 2008, we entered into derivative contracts that we did not designate as cash flow hedges.  Unrealized gains and losses resulting from changes in the fair value of non-hedge designated derivatives are recognized immediately in earnings in the period of change.  We therefore recognized $2.9 million in unrealized derivative gains for the first quarter of 2008.  During the first quarter of 2007, we determined that the forecasted transactions, to which certain crude oil collars had been designated, were no longer probable of occurring within the specified time periods.  We therefore reclassified the net loss attributable to these hedges out of accumulated other comprehensive loss and recognized $1.1 million in unrealized derivative losses in the condensed consolidated statements of income as of March 31, 2007, and we discontinued hedge accounting prospectively for these collars.

Income Tax Expense.  Income tax expense totaled $36.5 million for the first quarter of 2008 and $5.9 million for the first quarter of 2007.  Our effective income tax rate increased from 35.4% for the first quarter 2007 to 36.9% for the first quarter of 2008.  Our effective income tax rate was higher for 2008 primarily due to a decrease in estimated deductions for statutory depletion.

Net Income.  Net income increased from $10.7 million during the first quarter of 2007 to $62.3 million during the first quarter of 2008.  The primary reasons for this increase include a 6% increase in equivalent volumes sold, a 64% increase in oil prices (net of hedging) and a 25% increase in gas prices between periods, lower interest expense and an unrealized derivative gain.  The increased production and pricing and decreased expenses were partially offset by higher lease operating expenses, production taxes, DD&A, exploration and impairment, general and administrative expenses and production participation plan expense in the first quarter of 2008.

Liquidity and Capital Resources

Overview.  At March 31, 2008, our debt to total capitalization ratio was 36.9%, we had $6.7 million of cash on hand and $1,553.9 million of stockholders’ equity.  At December 31, 2007, our debt to total capitalization ratio was 36.8%, we had $14.8 million of cash on hand and $1,490.8 million of stockholders’ equity.  In the first quarter of 2008, we generated $122.5 million of cash provided by operating activities, an increase of $60.1 million over the same period in 2007.  Cash provided by operating activities increased primarily because of higher oil volumes produced and sold in 2008 and higher average sales prices for both crude oil and natural gas.  We also generated $40.0 million from financing activities consisting entirely of net borrowings against our credit agreement.  Cash flows from operating and financing activities were used to finance $161.0 million of exploration and development expenditures paid in the first quarter of 2008 and $9.7 million of cash acquisition capital expenditures.  The following chart details our exploration and development expenditures incurred by region during the first quarter of 2008 (in thousands):

	Drilling and Development Expenditures	Exploration Expenditures	Total Expenditures	% of Total
Rocky Mountains	$88,749	$1,721	$90,470	48%
Permian Basin	57,268	1,286	58,554	31%
Mid-Continent	23,343	505	23,848	13%
Gulf Coast	6,088	407	6,495	3%
Michigan	4,038	4,493	8,531	5%
Total incurred	179,486	8,412	187,898	100%
Increase in accrued capital expenditures	(18,498)	-	(18,498)
Total paid	$160,988	$8,412	$169,400

We continually evaluate our capital needs and compare them to our capital resources.  Our current 2008 budgeted capital expenditures for the further development of our property base are $740.0 million, an increase from the $556.6 million incurred on exploration and development expenditures during 2007.  We have increased our budget for exploration and development in 2008 from $640.0 million to $740.0 million. The majority of this increase is related to increased expenditures on our multi-year CO2 project at North Ward Estes field, where we have increased expenditures to accelerate construction and the completion of certain projects.  The increased budget is also attributable to increased CO2 costs due to higher CO2 injection rates and higher purchase costs, as the price of CO2 in this field is indexed to oil prices.  Although we have no specific budget for property acquisitions in 2008, we will continue to selectively pursue property acquisitions that complement our existing core property base.  We expect to fund our 2008 exploration and development expenditures from internally generated cash flow, cash on hand, and borrowings under our credit agreement.  We believe that should attractive acquisition opportunities arise or exploration and development expenditures exceed $740.0 million, we will be able to finance additional capital expenditures with cash on hand, cash flows from operating activities, borrowings under our credit agreement, issuances of additional debt or equity securities, or agreements with industry partners.  Our level of exploration and development expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among other factors.

Credit Agreement.  Our wholly-owned subsidiary, Whiting Oil and Gas Corporation (“Whiting Oil and Gas”) has a $1.2 billion credit agreement with a syndicate of banks that, as of March 31, 2008, had a borrowing base of $900.0 million with $290.0 million in borrowings outstanding, leaving $610.0 million of available borrowing capacity.  The borrowing base under the credit agreement is determined at the discretion of our lenders, based on the collateral value of our proved reserves that have been mortgaged to our lenders and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement.  On April 30, 2008, we received $215.4 million in net proceeds from the sale of Trust units, which we used to reduce the debt outstanding under our credit agreement to $80.0 million currently from $290.0 million at March 31, 2008.

The credit agreement provides for interest only payments until August 31, 2010, when the entire amount borrowed is due.  Whiting Oil and Gas may, throughout the term of the credit agreement, borrow, repay and re-borrow up to the borrowing base in effect at any given time.  The lenders under the credit agreement have also committed to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of ours in an aggregate amount not to exceed $50.0 million.  As of March 31, 2008, letters of credit totaling $0.2 million were outstanding under the credit agreement.

Interest accrues at Whiting Oil and Gas’ option at either (1) the base rate plus a margin, where the base rate is defined as the higher of the prime rate or the federal funds rate plus 0.5% and the margin varies from 0% to 0.5% depending on the utilization percentage of the borrowing base, or (2) at the LIBOR rate plus a margin, where the margin varies from 1.00% to 1.75% depending on the utilization percentage of the borrowing base.  We have consistently chosen the LIBOR rate option since it delivers the lowest effective interest rate.  Commitment fees of 0.25% to 0.375% accrue on the unused portion of the borrowing base, depending on the utilization percentage and are included as a component of interest expense.  At March 31, 2008, the effective weighted average interest rate on the outstanding principal balance under the credit agreement was 3.7%.

The credit agreement contains restrictive covenants that may limit our ability to, among other things, pay cash dividends, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, change material agreements, incur liens and engage in certain other transactions without the prior consent of the lenders and requires us to maintain a debt to EBITDAX ratio (as defined in the credit agreement) of less than 3.5 to 1 and a working capital ratio (as defined in the credit agreement, which includes an add back of the available borrowing capacity under the credit facility) of greater than 1 to 1.  Except for limited exceptions, including the payment of interest on the senior notes, the credit agreement restricts the ability of Whiting Oil and Gas and our wholly-owned subsidiary, Equity Oil Company, to make any dividends, distributions or other payments to Whiting Petroleum Corporation.  The restrictions apply to all of the net assets of these subsidiaries.  We were in compliance with our covenants under the credit agreement as of March 31, 2008.  The credit agreement is secured by a first lien on all of Whiting Oil and Gas’ properties included in the borrowing base for the credit agreement.  Whiting Petroleum Corporation and Equity Oil Company have guaranteed the obligations of Whiting Oil and Gas under the credit agreement.  Whiting Petroleum Corporation has pledged the stock of Whiting Oil and Gas and Equity Oil Company as security for the guarantee, and Equity Oil Company has mortgaged all of its properties, which are included in the borrowing base for the credit agreement, as security for its guarantee.

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

The notes are unsecured obligations of ours and are subordinated to all of our senior debt, which currently consists of Whiting Oil and Gas’ credit agreement.  The indentures governing the notes contain restrictive covenants that may limit our ability to, among other things, pay cash dividends, redeem or repurchase our capital stock or our subordinated debt, make investments, incur additional indebtedness or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of ours and our restricted subsidiaries taken as a whole and enter into hedging contracts.  These covenants may potentially limit the discretion of our management in certain respects.  We were in compliance with these covenants as of March 31, 2008.  Our wholly-owned operating subsidiaries, Whiting Oil and Gas Corporation, Whiting Programs, Inc. and Equity Oil Company, have fully, unconditionally, jointly and severally guaranteed our obligations under the notes.

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

Schedule of Contractual Obligations.  The following table summarizes our obligations and commitments as of March 31, 2008 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods.  This table does not include Production Participation Plan liabilities since we cannot determine with accuracy the timing or amounts of future payments (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (a)	$910,000	$-	$290,000	$150,000	$470,000
Cash interest expense on debt (b)	267,330	55,019	103,762	79,511	29,038
Asset retirement obligation (c)	39,291	1,338	511	3,393	34,049
Tax sharing liability (d)	25,968	2,587	4,408	3,699	15,274
Derivative contract liability fair value (e)	71,197	73,871	(1,340)	(1,334)	-
Purchasing obligations (f)	221,682	38,907	80,935	73,236	28,604
Drilling rig contracts (g)	54,774	37,809	16,965	-	-
Operating leases (h)	5,725	2,007	3,360	358	-
Total	$1,595,967	$211,538	$498,601	$308,863	$576,965
________________

(a)
Long-term debt consists of the 7.25% Senior Subordinated Notes due 2012 and 2013, the 7% Senior Subordinated Notes due 2014 and the outstanding borrowings under our credit agreement, and assumes no principal repayment until the due date of the instruments.

(b)
Cash interest expense on the 7.25% Senior Subordinated Notes due 2012 and 2013 and the 7% Senior Subordinated Notes due 2014 is estimated assuming no principal repayment until the due date of the instruments. The interest rate swap on the $75.0 million of our $150.0 million fixed rate 7.25% Senior Subordinated Notes due 2012 is assumed to equal 7.2% until the due date of the instrument.  Cash interest expense on the credit agreement is estimated assuming no principal repayment until the instrument due date, and a fixed interest rate of 3.7%.

(c)
Asset retirement obligations represent the present value of estimated amounts expected to be incurred in the future to plug and abandon oil and gas wells, remediate oil and gas properties and dismantle their related facilities.

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

(e)
We have entered into derivative contracts in the form of costless collars to hedge our exposure to crude oil and natural gas price fluctuations.  As of March 31, 2008, the forward price curves for crude oil generally exceeded the price curves that were in effect when these contracts were entered into, resulting in a derivative fair value liability.  If current market prices are higher than a collar’s price ceiling when the cash settlement amount is calculated, we are required to pay the contract counterparties.  The ultimate settlement amounts under our derivative contracts are unknown, however, as they are subject to continuing market risk.

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

(g)
We currently have one drilling rig under contract through 2008, three drilling rigs through 2009, one drilling rig through 2010, and a workover rig under contract through 2009, all of which are operating in the Rocky Mountains region.  As of March 31, 2008, early termination of these contracts would have required maximum penalties of $38.0 million.  No other drilling rigs working for us are currently under long-term contracts or contracts that cannot be terminated at the end of the well that is currently being drilled.  Due to the short-term and indeterminate nature of the drilling time remaining on rigs drilling on a well-by-well basis, such obligations have not been included in this table.

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

New Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS 161”).  The adoption of SFAS 161 is not expected to have an impact on our consolidated financial statements, other than additional disclosures. SFAS 161 expands interim and annual disclosures about derivative and hedging activities that are intended to better convey the purpose of derivative use and the risks managed.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  As we own 100% of our consolidated subsidiaries and do not currently have any minority interests, we do not expect the adoption of SFAS 160 to have an impact on our consolidated financial statements.  This statement amends ARB No. 51 and intends to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 is effective for fiscal years, and interim periods, beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R may have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in business combinations and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.

Critical Accounting Policies and Estimates

Information regarding critical accounting policies and estimates is contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Effects of Inflation and Pricing

We experienced increased costs during 2007 and the first quarter of 2008 due to increased demand for oil field products and services.  The oil and gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion.  Material changes in prices also impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase, continued high prices for oil and gas could result in increases in the costs of materials, services and personnel.

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

These risks and uncertainties include, but are not limited to:  declines in oil or gas prices; our level of success in exploitation, exploration, development and production activities; adverse weather conditions that may negatively impact development or production activities; the timing of our exploration and development expenditures, including our ability to obtain drilling rigs and CO2; our ability to obtain external capital to finance acquisitions; our ability to identify and complete acquisitions, including the Chicago Energy acquisition, and to successfully integrate acquired businesses, including the properties to be acquired from Chicago Energy; unforeseen underperformance of or liabilities associated with acquired properties, including the properties to be acquired from Chicago Energy; our ability to successfully complete potential asset dispositions; inaccuracies of our reserve estimates or our assumptions underlying them; failure of our properties to yield oil or gas in commercially viable quantities; uninsured or underinsured losses resulting from our oil and gas operations; our inability to access oil and gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing our oil and gas operations; risks related to our level of indebtedness and periodic redeterminations of our borrowing base under our credit agreement; our ability to replace our oil and gas reserves; any loss of our senior management or technical personnel; competition in the oil and gas industry in the regions in which we operate; risks arising out of our hedging transactions; and other risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and have not materially changed since that report was filed.

Our outstanding hedges as of April 15, 2008 are summarized below:

Whiting Petroleum Corporation:

Commodity	Period	Monthly Volume (MMBtu)/(Bbl)	NYMEX Floor/Ceiling
Crude Oil	04/2008 to 06/2008	110,000	$48.00/$71.60
Crude Oil	04/2008 to 06/2008	120,000	$60.00/$74.65
Crude Oil	04/2008 to 06/2008	100,000	$65.00/$80.50
Crude Oil	07/2008 to 09/2008	110,000	$48.00/$70.85
Crude Oil	07/2008 to 09/2008	120,000	$60.00/$75.60
Crude Oil	07/2008 to 09/2008	100,000	$65.00/$81.00
Crude Oil	10/2008 to 12/2008	110,000	$48.00/$70.20
Crude Oil	10/2008 to 12/2008	120,000	$60.00/$75.85
Crude Oil	10/2008 to 12/2008	100,000	$65.00/$81.20

In connection with our conveyance on April 30, 2008 of a term net profits interest to Whiting USA Trust I (as further explained above in First Quarter Highlights and Future Considerations and in the note on Subsequent Events), all the future economic benefits or detriments of our derivative contracts listed below, representing 2,486 Mbbls of crude oil and 9,754 MMcf of natural gas from 2008 through 2012, are transferred to the Trust and included in the calculation of net proceeds under the Trust.  Under the Trust, we retain 10% of the net proceeds from the underlying properties.  Our retention of 10% of these net proceeds combined with our ownership of 2,186,389 Trust units, results in third-party public holders of Trust units receiving 75.8%, while we retain 24.2%, of future economic results of such hedges.  No additional hedges are allowed to be placed on Trust assets.

Whiting USA Trust I:

Commodity	Period	Monthly Volume (MMBtu)/(Bbl)	NYMEX Floor/Ceiling
Crude Oil	04/2008 to 06/2008	27,203	$82.00/$130.50
Crude Oil	04/2008 to 06/2008	27,203	$82.00/$137.40
Crude Oil	07/2008 to 09/2008	26,459	$82.00/$130.45
Crude Oil	07/2008 to 09/2008	26,459	$82.00/$137.57
Crude Oil	10/2008 to 12/2008	25,718	$82.00/$128.30
Crude Oil	10/2008 to 12/2008	25,718	$82.00/$134.85
Crude Oil	01/2009 to 03/2009	25,059	$76.00/$136.70
Crude Oil	01/2009 to 03/2009	25,059	$76.00/$142.99
Crude Oil	04/2009 to 06/2009	24,397	$76.00/$134.70
Crude Oil	04/2009 to 06/2009	24,397	$76.00/$140.39
Crude Oil	07/2009 to 09/2009	23,755	$76.00/$133.70
Crude Oil	07/2009 to 09/2009	23,755	$76.00/$139.12
Crude Oil	10/2009 to 12/2009	23,120	$76.00/$132.90
Crude Oil	10/2009 to 12/2009	23,120	$76.00/$138.54

Commodity	Period	Monthly Volume (MMBtu)/(Bbl)	NYMEX Floor/Ceiling
Crude Oil	01/2010 to 03/2010	22,542	$76.00/$132.35
Crude Oil	01/2010 to 03/2010	22,542	$76.00/$137.82
Crude Oil	04/2010 to 06/2010	21,989	$76.00/$132.10
Crude Oil	04/2010 to 06/2010	21,989	$76.00/$137.60
Crude Oil	07/2010 to 09/2010	21,483	$76.00/$131.90
Crude Oil	07/2010 to 09/2010	21,483	$76.00/$137.88
Crude Oil	10/2010 to 12/2010	20,962	$76.00/$131.90
Crude Oil	10/2010 to 12/2010	20,962	$76.00/$138.32
Crude Oil	01/2011 to 03/2011	20,489	$74.00/$136.00
Crude Oil	01/2011 to 03/2011	20,489	$74.00/$143.35
Crude Oil	04/2011 to 06/2011	20,033	$74.00/$136.20
Crude Oil	04/2011 to 06/2011	20,033	$74.00/$143.95
Crude Oil	07/2011 to 09/2011	19,585	$74.00/$136.10
Crude Oil	07/2011 to 09/2011	19,585	$74.00/$144.19
Crude Oil	10/2011 to 12/2011	19,121	$74.00/$136.55
Crude Oil	10/2011 to 12/2011	19,121	$74.00/$144.94
Crude Oil	01/2012 to 03/2012	18,706	$74.00/$136.95
Crude Oil	01/2012 to 03/2012	18,706	$74.00/$145.59
Crude Oil	04/2012 to 06/2012	18,286	$74.00/$137.30
Crude Oil	04/2012 to 06/2012	18,286	$74.00/$146.15
Crude Oil	07/2012 to 09/2012	17,871	$74.00/$137.30
Crude Oil	07/2012 to 09/2012	17,871	$74.00/$146.09
Crude Oil	10/2012 to 12/2012	17,514	$74.00/$137.80
Crude Oil	10/2012 to 12/2012	17,514	$74.00/$146.62
Natural Gas	05/2008 to 06/2008	258,353	$7.00/$12.45
Natural Gas	07/2008 to 09/2008	241,797	$7.00/$15.85
Natural Gas	10/2008 to 12/2008	228,830	$7.00/$19.00
Natural Gas	01/2009 to 03/2009	216,333	$7.00/$22.50
Natural Gas	04/2009 to 06/2009	201,263	$6.00/$14.85
Natural Gas	07/2009 to 09/2009	192,870	$6.00/$15.60
Natural Gas	10/2009 to 12/2009	185,430	$7.00/$14.85
Natural Gas	01/2010 to 03/2010	178,903	$7.00/$18.65
Natural Gas	04/2010 to 06/2010	172,873	$6.00/$13.20
Natural Gas	07/2010 to 09/2010	167,583	$6.00/$14.00
Natural Gas	10/2010 to 12/2010	162,997	$7.00/$14.20
Natural Gas	01/2011 to 03/2011	157,600	$7.00/$17.40
Natural Gas	04/2011 to 06/2011	152,703	$6.00/$13.05
Natural Gas	07/2011 to 09/2011	148,163	$6.00/$13.65
Natural Gas	10/2011 to 12/2011	142,787	$7.00/$14.25
Natural Gas	01/2012 to 03/2012	137,940	$7.00/$15.55
Natural Gas	04/2012 to 06/2012	134,203	$6.00/$13.60
Natural Gas	07/2012 to 09/2012	130,173	$6.00/$14.45
Natural Gas	10/2012 to 12/2012	126,613	$7.00/$13.40

The collared hedges shown above have the effect of providing a protective floor while allowing us to share in upward pricing movements.  Consequently, while these hedges are designed to decrease our exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling.  For the 2008 crude oil contracts listed above, a hypothetical $1.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause a change in the gain (loss) on hedging activities in 2008 of $3.4 million.  For the 2008 natural gas contracts listed above, a hypothetical $0.10 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause a change in the gain (loss) on hedging activities in 2008 of $0.1 million.

In a 1997 non-operated property acquisition, we became subject to the operator’s fixed price gas sales contract with end users for a portion of the natural gas we produce in Michigan.  This contract has built-in pricing escalators of 4% per year.  Our estimated future production volumes to be sold under the fixed pricing terms of this contract as of April 15, 2008 are summarized below:

Commodity	Period	Monthly Volume (MMBtu)	2008 Price Per MMBtu
Natural Gas	04/2008 to 05/2011	26,000	$4.94
Natural Gas	04/2008 to 09/2012	67,000	$4.38

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chairman, President and Chief Executive Officer and our Vice President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2008.  Based upon their evaluation of these disclosures controls and procedures, the Chairman, President and Chief Executive Officer and the Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  No material change to such risk factors has occurred during the three months ended March 31, 2008.

Item 6.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 5th day of May, 2008.

WHITING PETROLEUM CORPORATION

By	/s/ James J. Volker
James J. Volker
Chairman, President and Chief Executive Officer

By	/s/ Michael J. Stevens
Michael J. Stevens
Vice President and Chief Financial Officer

By	/s/ Brent P. Jensen
Brent P. Jensen
Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(10.1)*	Form of Restricted Stock Agreement pursuant to the Whiting Petroleum Corporation 2003 Equity Incentive Plan for awards to executive officers on and after February 23, 2008.
(31.1)	Certification by Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(31.2)	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(32.1)	Written Statement of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
(32.2)	Written Statement of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

* A management contract or compensatory plan or arrangement.