Form 10-Q
period 2008-06-30
WHITING PETROLEUM CORP
filed 2008-07-31
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐No  ☒

Number of shares of the registrant’s common stock outstanding at July 15, 2008:  42,321,401 shares.

Certain Definitions		1
PART I — FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	2
	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2008 and 2007	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	5
	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Year Ended December 31, 2007 and the Six Months Ended June 30, 2008	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4.	Controls and Procedures	46
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 4.	Submission of Matters to a Vote of Security Holders	47
Item 5.	Other Information	48
Item 6.	Exhibits	48
	Amended and Restated By-laws of Whiting Petroleum Corporation
	Certification by the Chairman, President and Chief Executive Officer
	Certification by the Vice President and Chief Financial Officer
	Written Statement of the Chairman, President and Chief Executive Officer
	Written Statement of the Vice President and Chief Financial Officer

CERTAIN DEFINITIONS

Unless the context otherwise requires, the terms “we,” “us,” “our” or “ours” when used in this report refer to Whiting Petroleum Corporation, together with its consolidated subsidiaries.  When the context requires, we refer to these entities separately.

We have included below the definitions for certain terms used in this report:

“Bbl” One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to oil and other liquid hydrocarbons.

“Bbl/d” One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to oil and other liquid hydrocarbons per day.

“Bcf” One billion cubic feet of natural gas.

“Bcfe” One billion cubic feet of natural gas equivalent.

“BOE” One stock tank barrel equivalent of oil, calculated by converting natural gas volumes to equivalent oil barrels at a ratio of six Mcf to one Bbl of oil.

“flush production” The high rate of flow from a well during initial production immediately after it is brought on-line.

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

“MMcfe/d” One million cubic feet of natural gas equivalent per day.

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

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

WHITING PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,205	$14,778
Accounts receivable trade, net	199,782	110,437
Deferred income taxes	39,890	27,720
Prepaid expenses and other	33,152	9,232
Total current assets	298,029	162,167
PROPERTY AND EQUIPMENT:
Oil and gas properties, successful efforts method:
Proved properties	3,874,820	3,313,777
Unproved properties	131,430	55,084
Other property and equipment	51,456	37,778
Total property and equipment	4,057,706	3,406,639
Less accumulated depreciation, depletion and amortization	(715,426)	(646,943)
Total property and equipment, net	3,342,280	2,759,696
DEBT ISSUANCE COSTS	12,881	15,016
OTHER LONG-TERM ASSETS	52,006	15,132
TOTAL	$3,705,196	$2,952,011

See notes to condensed consolidated financial statements.		(Continued)

WHITING PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per share data)

	June 30, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,366	$19,280
Accrued capital expenditures	79,096	59,441
Accrued liabilities	41,188	29,098
Accrued interest	10,633	11,240
Oil and gas sales payable	39,425	26,205
Accrued employee compensation and benefits	25,756	21,081
Production taxes payable	25,193	12,936
Current portion of deferred gain on sale	16,070	-
Current portion of tax sharing liability	2,587	2,587
Current portion of derivative liability	139,268	72,796
Total current liabilities	429,582	254,664
NON-CURRENT LIABILITIES:
Long-term debt	1,118,411	868,248
Asset retirement obligations	41,067	35,883
Production Participation Plan liability	51,889	34,042
Tax sharing liability	23,693	23,070
Deferred income taxes	317,889	242,964
Long-term derivative liability	37,871	-
Deferred gain on sale	82,418	-
Other long-term liabilities	2,290	2,314
Total non-current liabilities	1,675,528	1,206,521
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 75,000,000 shares authorized, 42,586,046 and 42,480,497 shares issued as of June 30, 2008 and December 31, 2007, respectively	43	42
Additional paid-in capital	970,387	968,876
Accumulated other comprehensive loss	(81,131)	(46,116)
Retained earnings	710,787	568,024
Total stockholders’ equity	1,600,086	1,490,826
TOTAL	$3,705,196	$2,952,011

See notes to condensed consolidated financial statements.		(Concluded)

WHITING PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES AND OTHER INCOME:
Oil and natural gas sales	$390,536	$192,646	$677,267	$352,359
Loss on oil hedging activities	(48,111)	-	(71,023)	-
Amortization of deferred gain on sale	2,957	-	2,957	-
Interest income and other	393	258	624	467
Total revenues and other income	345,775	192,904	609,825	352,826
COSTS AND EXPENSES:
Lease operating	57,470	51,983	113,176	101,037
Production taxes	26,057	12,079	43,743	21,690
Depreciation, depletion and amortization	54,811	49,335	105,322	93,906
Exploration and impairment	8,643	6,643	19,627	15,820
General and administrative	23,007	8,876	34,622	17,161
Change in Production Participation Plan liability	11,690	2,058	17,847	4,150
Interest expense	15,671	20,754	31,217	40,253
Loss (gain) on mark-to-market derivatives	20,562	(423)	17,625	691
Total costs and expenses	217,911	151,305	383,179	294,708
INCOME BEFORE INCOME TAXES	127,864	41,599	226,646	58,118
INCOME TAX EXPENSE:
Current	(837)	1,515	872	2,141
Deferred	48,252	13,613	83,011	18,840
Total income tax expense	47,415	15,128	83,883	20,981
NET INCOME	$80,449	$26,471	$142,763	$37,137
NET INCOME PER COMMON SHARE, BASIC	$1.90	$0.72	$3.38	$1.01
NET INCOME PER COMMON SHARE, DILUTED	$1.90	$0.72	$3.37	$1.01
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	42,320	36,808	42,296	36,789
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	42,446	36,905	42,416	36,936

See notes to condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$142,763	$37,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	105,322	93,906
Deferred income taxes	83,011	18,840
Amortization of debt issuance costs and debt discount	2,423	2,542
Accretion of tax sharing liability	623	761
Stock-based compensation	3,245	2,378
Amortization of deferred gain on sale	(2,957)	-
Unproved leasehold and oil and gas property impairments	5,400	4,642
Change in Production Participation Plan liability	17,847	4,150
Loss on mark-to-market derivatives	17,625	691
Other non-current	(11,757)	(1,984)
Changes in current assets and liabilities:
Accounts receivable trade	(80,853)	551
Prepaid expenses and other	(24,472)	(1,783)
Accounts payable and accrued liabilities	43,060	(3,027)
Accrued interest	(607)	204
Other current liabilities	28,418	(9,055)
Net cash provided by operating activities	329,091	149,953
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquisition capital expenditures	(388,457)	(13,624)
Drilling and development capital expenditures	(376,410)	(230,396)
Proceeds from sale of oil and gas properties	311	1,291
Proceeds from sale of marketable securities	764	-
Net proceeds from sale of 11,677,500 units in Whiting USA Trust I	195,128	-
Net cash used in investing activities	(568,664)	(242,729)
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings under credit agreement	735,000	190,000
Repayments of long-term borrowings under credit agreement	(485,000)	(100,000)
Tax effect from restricted stock vesting	-	294
Net cash provided by financing activities	250,000	90,294
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,427	(2,482)
CASH AND CASH EQUIVALENTS:
Beginning of period	14,778	10,372
End of period	$25,205	$7,890
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$832	$1,743
Cash paid for interest	$28,778	$36,746
NONCASH INVESTING ACTIVITIES:
Accrued capital expenditures during the period	$79,096	$39,672

See notes to condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Income
BALANCES-January 1, 2007	36,948	$37	$754,788	$(5,902)	$437,747	$1,186,670
Adoption of FIN 48	-	-	-	-	(323)	(323)	$-
Net income	-	-	-	-	130,600	130,600	130,600
Change in derivative fair values, net of taxes of $31,012	-	-	-	(53,637)	-	(53,637)	(53,637)
Realized loss on settled derivative contracts, net of taxes of $7,766	-	-	-	13,423	-	13,423	13,423
Issuance of stock, secondary offering	5,425	5	210,389	-	-	210,394	-
Restricted stock issued	150	-	-	-	-	-	-
Restricted stock forfeited	(12)	-	-	-	-	-	-
Restricted stock used for tax withholdings	(31)	-	(1,403)	-	-	(1,403)	-
Tax effect from restricted stock vesting	-	-	45	-	-	45	-
Stock-based compensation	-	-	5,057	-	-	5,057	-
BALANCES-December 31, 2007	42,480	$42	$968,876	$(46,116)	$568,024	$1,490,826	$90,386
Net income	-	-	-	-	142,763	142,763	142,763
Change in derivative fair values, net of taxes of $46,279	-	-	-	(79,993)	-	(79,993)	(79,993)
Realized loss on settled derivative contracts, net of taxes of $26,021	-	-	-	44,978	-	44,978	44,978
Restricted stock issued	139	1	-	-	-	1	-
Restricted stock forfeited	(3)	-	-	-	-	-	-
Restricted stock used for tax withholdings	(30)	-	(1,734)	-	-	(1,734)	-
Stock-based compensation	-	-	3,245	-	-	3,245	-
BALANCES-June 30, 2008	42,586	$43	$970,387	$(81,131)	$710,787	$1,600,086	$107,748

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

Consolidated Financial Statements—The unaudited condensed consolidated financial statements include the accounts of Whiting Petroleum Corporation and its consolidated subsidiaries, all of which are wholly owned.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s interim results.  Whiting’s 2007 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.  Except as disclosed herein, there has been no material change to the information disclosed in the notes to the consolidated financial statements included in Whiting’s 2007 Annual Report on Form 10-K.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

2008 Acquisition

Flat Rock Natural Gas Field—On May 30, 2008, Whiting acquired interests in 31 producing gas wells, development acreage and gas gathering and processing facilities on 22,029 gross acres (11,533 net acres) in the Flat Rock field in Uintah County, Utah for an aggregate acquisition price of $364.4 million.  After allocating the purchase price of $79.1 million to unproved property and $35.7 million to the gas gathering and processing facilities, the remaining $256.8 million results in an acquisition cost for proved reserves of $2.23 per Mcfe.  Of the estimated 115.2 Bcfe of proved reserves acquired as of the January 1, 2008 acquisition effective date, 98% are natural gas and 22% are proved developed producing.  The average daily net production from the properties was 18.1 MMcfe/d in June 2008. Whiting funded the acquisition with borrowings under its credit agreement.

This acquisition was recorded using the purchase method of accounting.  The table below summarizes the preliminary allocation of purchase price based on the acquisition date fair value of the assets acquired and the liabilities assumed (in thousands).

Flat Rock

Cash paid	$364,414

Allocation of Purchase Price:
Proved properties	$256,760
Unproved properties	79,115
Gas gathering and processing facilities	35,735
Liabilities assumed	(7,196)
Total	$364,414

Acquisition Pro Forma

In the Company’s condensed consolidated statements of income, Flat Rock’s results of operations are included with the Company’s results beginning May 31, 2008, the closing date of the acquisition.  The following table, however, reflects the unaudited pro forma results of operations for the three and six months ended June 30, 2008 and 2007 as though the Flat Rock acquisition had occurred on the first day of each period presented.  The pro forma information below includes numerous assumptions and is not necessarily indicative of future results of operations.

		Pro Forma
	Whiting (As reported)	Flat Rock	Consolidated
Three months ended June 30, 2008:
Total revenues	$345,775	$7,879	$353,654
Net income	80,449	850	81,299
Net income per common share – basic and diluted	1.90	0.02	1.92

Three months ended June 30, 2007:
Total revenues	$192,904	$4,905	$197,809
Net income	26,471	(1,615)	24,856
Net income per common share – basic	0.72	(0.04)	0.68
Net income per common share – diluted	0.72	(0.05)	0.67

Six months ended June 30, 2008:
Total revenues	$609,825	$17,761	$627,586
Net income	142,763	1,144	143,907
Net income per common share – basic	3.38	0.02	3.40
Net income per common share – diluted	3.37	0.02	3.39

Six months ended June 30, 2007:
Total revenues	$352,826	$14,735	$367,561
Net income	37,137	(1,091)	36,046
Net income per common share – basic and diluted	1.01	(0.03)	0.98

2008 Divestiture

Whiting USA Trust I—On April 30, 2008, the Company completed an initial public offering of units of beneficial interest in Whiting USA Trust I (the “Trust”), selling 11,677,500 Trust units, at $20.00 per Trust unit, providing net proceeds of $215.1 million after underwriters’ discount and commissions and offering related expenses.  Whiting’s net profits from the Trust’s underlying oil and gas properties received between the effective date and the closing date of the Trust unit sale were due to the Trust and thereby further reduced net proceeds to $195.1 million.  The Company used the offering net proceeds to reduce the debt outstanding under its credit agreement.  The aggregate proceeds from the sale of Trust units to the public resulted in a deferred gain on sale of $101.4 million.  Immediately prior to the closing of the offering, Whiting conveyed a term net profits interest in certain of its oil and natural gas properties to the Trust in exchange for 13,863,889 Trust units.  The Company has retained 15.8%, or 2,186,389 Trust units, of the total Trust units issued and outstanding.

The net profits interest entitles the Trust to receive 90% of the net proceeds from the sale of oil and natural gas production from the underlying properties.  The net profits interest will terminate at the time when 9.11 MMBOE have been produced and sold from the underlying properties.  This is the equivalent of 8.2 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such production pursuant to the net profits interest, and these reserve quantities are projected to be produced by December 31, 2017, based on the reserve report for the underlying properties as of December 31, 2007.  The conveyance of the net profits interest to the Trust consisted entirely of proved developed producing reserves of 8.2 MMBOE, as of the January 1, 2008 effective date, representing 3.3% of Whiting’s proved reserves as of December 31, 2007, and 10.0%, or 4.2 MBOE/d, of its March 2008 average daily net production.  After netting the Company’s ownership of 2,186,389 Trust units, third-party public Trust unit holders receive 6.9 MMBOE of proved producing reserves, or 2.75% of the Company’s total year-end 2007 proved reserves, and 7.4%, or 3.1 MBOE/d, of its March 2008 average daily net production.

2007 Acquisitions

There were no significant acquisitions during the year ended December 31, 2007.

2007 Divestitures

On July 17, 2007, the Company sold its approximate 50% non-operated working interest in several gas fields located in the LaSalle and Webb Counties of Texas for total cash proceeds of $40.1 million, resulting in a pre-tax gain on sale of $29.7 million.  The divested properties had estimated proved reserves of 2.3 MMBOE as of December 31, 2006, and when adjusted to the July 1, 2007 divestiture effective date, the divested property reserves yielded a sale price of $17.77 per BOE.  The June 2007 average daily net production from these fields was 0.8 MBOE/d.

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

3.	LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Credit Agreement	$500,000	$250,000
7% Senior Subordinated Notes due 2014	250,000	250,000
7.25% Senior Subordinated Notes due 2013, net of unamortized debt discount of $1,750 and $1,966, respectively	218,250	218,034
7.25% Senior Subordinated Notes due 2012, net of unamortized debt discount of $465 and $537, respectively	150,161	150,214
Total debt	$1,118,411	$868,248

Credit Agreement—The Company’s wholly-owned subsidiary, Whiting Oil and Gas Corporation (“Whiting Oil and Gas”) has a $1.2 billion credit agreement with a syndicate of banks that, as of June 30, 2008, had a borrowing base of $900.0 million.  The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of the proved reserves that have been mortgaged to the lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement.  As of June 30, 2008, the outstanding borrowings under the credit agreement totaled $500.0 million.

The credit agreement provides for interest only payments until August 31, 2010, when the entire amount borrowed is due.  Whiting Oil and Gas may, throughout the five-year term of the credit agreement, borrow, repay and reborrow up to the borrowing base in effect at any given time.  The lenders under the credit agreement have also committed to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company in an aggregate amount not to exceed $50.0 million.  As of June 30, 2008, letters of credit totaling $0.2 million were outstanding under the credit agreement.

Interest accrues, at Whiting Oil and Gas’ option, at either (1) the base rate plus a margin, where the base rate is defined as the higher of the prime rate or the federal funds rate plus 0.5% and the margin varies from 0% to 0.5% depending on the utilization percentage of the borrowing base, or (2) at the LIBOR rate plus a margin, where the margin varies from 1.00% to 1.75% depending on the utilization percentage of the borrowing base.  Whiting Oil and Gas has consistently chosen the LIBOR rate option since it delivers the lowest effective interest rate.  Commitment fees of 0.25% to 0.375% accrue on the unused portion of the borrowing base, depending on the utilization percentage, and are included as a component of interest expense.  At June 30, 2008, the weighted average interest rate on the outstanding principal balance under the credit agreement was 3.8%.

The credit agreement contains restrictive covenants that may limit the Company’s ability to, among other things, pay cash dividends, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, change material agreements, incur liens and engage in certain other transactions without the prior consent of the lenders and requires the Company to maintain a debt to EBITDAX ratio (as defined in the credit agreement) of less than 3.5 to 1 and a working capital ratio (as defined in the credit agreement, which includes an add back of the available borrowing capacity under the credit facility) of greater than 1 to 1.  Except for limited exceptions, including the payment of interest on the senior notes, the credit agreement restricts the ability of Whiting Oil and Gas and Whiting Petroleum Corporation’s wholly-owned subsidiary, Equity Oil Company, to make any dividends, distributions, principal payments on senior notes, or other payments to Whiting Petroleum Corporation.  The restrictions apply to all of the net assets of these subsidiaries.  The Company was in compliance with its covenants under the credit agreement as of June 30, 2008.  The credit agreement is secured by a first lien on all of Whiting Oil and Gas’ properties included in the borrowing base for the credit agreement.  Whiting Petroleum Corporation and Equity Oil Company have guaranteed the obligations of Whiting Oil and Gas under the credit agreement.  Whiting Petroleum Corporation has pledged the stock of Whiting Oil and Gas and Equity Oil Company as security for its guarantee, and Equity Oil Company has mortgaged all of its properties, that are included in the borrowing base for the credit agreement, as security for its guarantee.

Senior Subordinated Notes—In October 2005, the Company issued at par $250.0 million of 7% Senior Subordinated Notes due 2014.  The estimated fair value of these notes was $244.7 million as of June 30, 2008.

In April 2005, the Company issued $220.0 million of 7.25% Senior Subordinated Notes due 2013.  These notes were issued at 98.507% of par, and the associated discount of $3.3 million is being amortized to interest expense over the term of these notes, yielding an effective interest rate of 7.4%.  The estimated fair value of these notes was $217.8 million as of June 30, 2008.

In May 2004, the Company issued $150.0 million of 7.25% Senior Subordinated Notes due 2012.  These notes were issued at 99.26% of par, and the associated discount of $1.1 million is being amortized to interest expense over the term of these notes, yielding an effective interest rate of 7.3%.  The estimated fair value of these notes was $148.7 million as of June 30, 2008.

The notes are unsecured obligations of Whiting Petroleum Corporation and are subordinated to all of the Company’s senior debt, which currently consists of Whiting Oil and Gas’ credit agreement.  The indentures governing the notes contain various restrictive covenants that are substantially identical and may limit the Company’s ability to, among other things, pay cash dividends, redeem or repurchase the Company’s capital stock or the Company’s subordinated debt, make investments, incur additional indebtedness or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries taken as a whole, and enter into hedging contracts.  These covenants may potentially limit the discretion of the Company’s management in certain respects.  The Company was in compliance with these covenants as of June 30, 2008.  The Company’s wholly-owned operating subsidiaries, Whiting Oil and Gas, Whiting Programs, Inc. and Equity Oil Company (the “Guarantors”), have fully, unconditionally, jointly and severally guaranteed the Company’s obligations under the notes.  The Company does not have any subsidiaries other than the Guarantors, minor or otherwise, within the meaning of Rule 3-10(h)(6) of Regulation S-X of the Securities and Exchange Commission, and Whiting Petroleum Corporation has no assets or operations independent of this debt and its investments in guarantor subsidiaries.

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

The interest rate swap is a fixed for floating swap in that the Company receives the fixed rate of 7.25% and pays the floating rate.  The floating rate is redetermined every six months based on the LIBOR rate in effect at the contractual reset date.  When LIBOR plus the Company’s margin of 2.345% is less than 7.25%, the Company receives a payment from the counterparty equal to the difference in rate times $75.0 million for the six month period.  When LIBOR plus the Company’s margin of 2.345% is greater than 7.25%, the Company pays the counterparty an amount equal to the difference in rate times $75.0 million for the six month period.  As of June 30, 2008, the Company has recorded a long term asset of $0.6 million related to the interest rate swap, which has been designated as a fair value hedge, with an offsetting increase to the fair value of the 7.25% Senior Subordinated Notes due 2012.

4.	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration (including removal of certain onshore and offshore facilities in California), in accordance with applicable local, state and federal laws.  The Company determines asset retirement obligations by calculating the present value of estimated cash flows related to plug and abandonment obligations.  The current portions at June 30, 2008 and December 31, 2007 were $1.4 million and $1.3 million, respectively, and were recorded in accrued liabilities.  The following table provides a reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2008 (in thousands):

Asset retirement obligation, January 1, 2008	$37,192
Additional liability incurred	2,235
Revisions in estimated cash flows	5,359
Accretion expense	1,477
Obligations on sold or conveyed properties	(486)
Liabilities settled	(3,313)
Asset retirement obligation, June 30, 2008	$42,464

5.	DERIVATIVE FINANCIAL INSTRUMENTS

Whiting has entered into derivative contracts, primarily costless collars, to achieve a more predictable cash flow by reducing its exposure to price volatility.  Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, supply and demand factors, worldwide political factors and general economic conditions.  Costless collars are designed to establish floor and ceiling prices on anticipated future oil and gas production.  While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements.  The Company has designated several of its derivative contracts as cash flow hedges, while the remaining portion of its derivative contracts are not designated as hedges, with gains and losses from changes in fair value recognized immediately in earnings.  The Company does not enter into derivative instruments for speculative or trading purposes.

At June 30, 2008, accumulated other comprehensive loss consisted of $128.1 million ($81.1 million after tax) of unrealized losses, representing the mark-to-market value of the Company’s open commodity contracts designated as cash flow hedges as of the balance sheet date.  For the three and six months ended June 30, 2008, Whiting recognized realized cash settlement losses of $48.1 million and $71.0 million, respectively, on commodity derivative settlements.  For the three and six months ended June 30, 2007, Whiting recognized no realized cash settlement gains or losses on commodity derivative settlements.  Based on the estimated fair value of the Company’s derivative contracts designated as hedges at June 30, 2008, the Company expects to reclassify into earnings from accumulated other comprehensive income net after-tax losses of $81.1 million during the next six months and no derivative gains or losses in the subsequent six months.  However, actual cash settlement gains and losses recognized may differ materially.

At July 1, 2008, the Company had hedged its exposure to the variability in future cash flows from forecasted oil and gas production volumes, including Whiting’s proportionate share of the Trust, as follows:

	Whiting Petroleum Corporation
	Contracted Volumes		NYMEX Price Collar Ranges
Period	Crude Oil (Bbl)	Natural Gas (Mcf)	Crude Oil (per Bbl)	Natural Gas (per Mcf)
July 2008 – December 2008	2,055,761	341,675	$58.42 - $ 77.73	$7.00 - $17.38
January 2009 – December 2009	139,873	577,820	$76.00 - $137.43	$6.50 - $17.11
January 2010 – December 2010	126,289	495,390	$76.00 - $134.98	$6.50 - $15.06
January 2011 – December 2011	115,039	436,510	$74.00 - $140.15	$6.50 - $14.62
January 2012 – December 2012	105,091	384,002	$74.00 - $141.72	$6.50 - $14.27
Total	2,542,053	2,235,397

	Third-party Public Holders of Trust Units
	Contracted Volumes		NYMEX Price Collar Ranges
Period	Crude Oil (Bbl)	Natural Gas (Mcf)	Crude Oil (per Bbl)	Natural Gas (per Mcf)
July 2008 – December 2008	237,301	1,070,206	$82.00 - $132.81	$7.00 - $17.38
January 2009 – December 2009	438,113	1,809,868	$76.00 - $137.43	$6.50 - $17.11
January 2010 – December 2010	395,567	1,551,678	$76.00 - $134.98	$6.50 - $15.06
January 2011 – December 2011	360,329	1,367,249	$74.00 - $140.15	$6.50 - $14.62
January 2012 – December 2012	329,171	1,202,785	$74.00 - $141.72	$6.50 - $14.27
Total	1,760,481	7,001,786

In connection with the Company’s conveyance on April 30, 2008 of a term net profits interest to the Trust and related sale of 11,677,500 Trust units to the public (as further explained in the note on Acquisitions and Divestitures), the right to any future hedge payments made or received by Whiting on certain of its derivative contracts have been conveyed to the Trust, and therefore such payments will be included in the Trust’s calculation of net proceeds.  Under the Trust, Whiting retains 10% of the net proceeds from the underlying properties.  Whiting’s retention of 10% of these net proceeds combined with its ownership of 2,186,389 Trust units results in third-party public holders of Trust units receiving 75.8%, and Whiting retaining 24.2%, of the future economic results of hedge contracts conveyed to the Trust.  The relative ownership of the future economic results of such hedge contracts is reflected in the table above.  No additional hedges are allowed to be placed on Trust assets.

With respect to derivatives entered into by Whiting for which the economic benefits and detriments were conveyed to the Trust, the Company has recorded a current derivative liability of $11.2 million and a non-current liability of $37.9 million, with a corresponding current derivative asset of $8.5 million and non-current asset of $28.7 million.  The current portion of the derivative asset is recorded in prepaid expense and other, while the non-current portion is recorded in other long-term assets.

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

Fair Value Hierarchy—SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement.  The three levels are defined as follows:

•	Level 1: Quoted Prices in Active Markets for Identical Assets – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Significant Other Observable Inputs – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3: Significant Unobservable Inputs – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	June 30, 2008
Assets
Prepaid expenses and other (1)	$-	$8,491	$-	$8,491
Other long-term assets (2)(3)	-	29,335	-	29,335
Total	$-	$37,826	$-	$37,826

Liabilities
Current portion of derivative liability	$-	$139,268	$-	$139,268
Long-term derivative liability	-	37,871	-	37,871
Long-term debt (2)	-	626	-	626
Total	$-	$177,765	$-	$177,765
_______________
(1)	Amount represents current portion of derivative assets.
(2)	Amount includes $626 related to interest rate swap (see note on Long-Term Debt).
(3)	Amount includes $28,709 related to non-current derivative assets.

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above:

Commodity Derivative Instruments—Commodity derivative instruments consist of costless collars for crude oil and natural gas.  The Company’s costless collars are valued based on the counterparty’s marked-to-market statements, which are validated by observable transactions for the same or similar commodity options using the NYMEX futures index, and are designated as Level 2 within the valuation hierarchy.  The discount rate used in the fair values of these instruments includes a measure of nonperformance risk.

Interest Rate Swap—The Company’s interest rate swap is valued using the counterparty’s marked-to-market statement, which can be validated using modeling techniques that include market inputs such as publicly available interest rate yield curves, and is designated as Level 2 within the valuation hierarchy.

SFAS 159—In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value.  On January 1, 2008, the Company adopted SFAS 159 and did not elect fair value accounting for any of its eligible items.  The adoption of SFAS 159 therefore had no impact on the Company’s consolidated financial position, cash flows or results of operations.  If the use of fair value is elected (the fair value option), however, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs.  The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value.  Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings.

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

The following table shows a summary of the Company’s nonvested restricted stock as of June 30, 2008 as well as activity during the six months then ended (share and per share data, not presented in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards nonvested, January 1, 2008	239,656	$44.15
Granted	138,518	$58.35
Vested	(110,347)	$43.47
Forfeited	(3,182)	$51.27
Restricted stock awards nonvested, June 30, 2008	264,645	$51.78

The grant date fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.  The Company uses historical data and projections to estimate expected employee behaviors related to restricted stock forfeitures.  The expected forfeitures are then included as part of the grant date estimate of compensation cost.

As of June 30, 2008, there was $8.0 million of total unrecognized compensation cost related to unvested restricted stock granted under the stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.4 years.

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

Payments of 100% of the year’s Plan interests to employees and the vested percentages of former employees in the year’s Plan interests are made annually in cash after year-end.  Accrued compensation expense under the Plan for the six months ended June 30, 2008 and 2007 amounted to $20.5 million and $5.9 million, respectively, charged to general and administrative expense and $3.3 million and $1.0 million, respectively, charged to exploration expense.

Employees vest in the Plan ratably at 20% per year over a five year period.  Pursuant to the terms of the Plan, (1) employees who terminate their employment with the Company are entitled to receive their vested allocation of future Plan year payments on an annual basis; (2) employees will become fully vested at age 62, regardless of when their interests would otherwise vest; and (3) any forfeitures inure to the benefit of the Company.

The Company uses average historical prices to estimate the vested long-term Production Participation Plan liability.  At June 30, 2008, the Company used three-year average historical NYMEX prices of $70.33 for crude oil and $7.47 for natural gas to estimate this liability.  If the Company were to terminate the Plan or upon a change in control (as defined in the Plan), all employees fully vest, and the Company would distribute to each Plan participant an amount based upon the valuation method set forth in the Plan in a lump sum payment twelve months after the date of termination or within one month after a change in control event.  Based on prices at June 30, 2008, if the Company elected to terminate the Plan or if a change of control event occurred, it is estimated that the fully vested lump sum cash payment to employees would approximate $245.1 million.  This amount includes $58.6 million attributable to proved undeveloped oil and gas properties and $23.8 million relating to the short-term portion of the Plan liability, which has been accrued as a current payable to be paid in February 2009.  The ultimate sharing contribution for proved undeveloped oil and gas properties will be awarded in the year of Plan termination or change of control.  However, the Company has no intention to terminate the Plan.

The following table presents changes in the estimated long-term liability related to the Plan for the six months ended June 30, 2008 (in thousands):

Production Participation Plan liability, January 1, 2008	$34,042
Change in liability for accretion, vesting and changes in estimates	41,670
Reduction in liability for cash payments accrued and recognized as compensation expense	(23,823)
Production Participation Plan liability, June 30, 2008	$51,889

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

	Six Months Ended June 30,
	2008	2007
General and administrative expense	$15,349	$3,528
Exploration expense	2,498	622
Total	$17,847	$4,150

401(k) Plan—The Company has a defined contribution retirement plan for all employees.  The plan is funded by employee contributions and discretionary Company contributions.  Employees vest in employer contributions at 20% per year of completed service.

9.	RELATED PARTY TRANSACTIONS

Whiting USA Trust I—As a result of Whiting’s retained ownership of 15.8%, or 2,186,389 units in Whiting USA Trust I during the second quarter of 2008, the Trust is a related party of the Company as of June 30, 2008.  The following table summarizes the related party receivable and payable balances between the Company and the Trust as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Assets
Current portion of derivative asset	$8,491	$-
Unit distributions due from Trust	1,830	-
Non-current derivative asset	28,709	-
Total	$39,030	$-

Liabilities
Unit distributions payable to Trust (1)	$11,895	$-
Total	$11,895	$-
_______________
(1)
This amount primarily represents net proceeds from the Trust’s underlying properties, that the Company has received between the last Trust distribution date and June 30, 2008, but which the Company has not yet distributed to the Trust as of June 30, 2008.  Due to ongoing processing of Trust revenues and expenses after June 30, 2008, the amount of Whiting’s next scheduled distribution to the Trust, and the related distribution by the Trust to its unit holders, will differ from this amount.

For the three and six months ended June 30, 2008, Whiting paid $14.7 million, net of state tax withholdings, in unit distributions to the Trust and received $2.3 million in distributions back from the Trust pursuant to its retained ownership in 2,186,389 Trust units.

Tax Sharing Liability— Prior to Whiting’s initial public offering in November 2003, it was a wholly-owned indirect subsidiary of Alliant Energy Corporation (“Alliant Energy”), a holding company whose primary businesses are utility companies.  When the transactions discussed below were entered into, Alliant Energy was a related party of the Company.  As of December 31, 2004 and thereafter, Alliant Energy was no longer a related party.

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

During the first six months of 2008, the Company did not make any payments under this agreement but did recognize $0.6 million of discount accretion, which is included as a component of interest expense.  The Company’s estimated payment of $2.6 million to be made in 2008 under this agreement is reflected as a current liability at June 30, 2008.

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

Non-cancelable Leases—The Company leases 107,400 square feet of administrative office space in Denver, Colorado under an operating lease arrangement through October 31, 2013 and an additional 46,700 square feet of office space in Midland, Texas through March 7, 2012.  Rental expense for the first six months of 2008 and 2007 was $1.0 million and $1.1 million, respectively.  Minimum lease payments under the terms of non-cancelable operating leases as of June 30, 2008 are as follows (in thousands):

2008	$1,125
2009	2,520
2010	2,677
2011	3,383
2012	2,931
Thereafter	2,383
Total	$15,019

Purchase Contracts—The Company has entered into two take-or-pay purchase agreements, one agreement expiring in March 2014 and one agreement expiring in December 2014, whereby the Company has committed to buy certain volumes of CO2 for a fixed fee subject to annual escalation.  The purchase agreements are with different suppliers, and the CO2 is for use in enhanced recovery projects in the Postle field in Texas County, Oklahoma and the North Ward Estes field in Ward County, Texas.  Under the terms of the agreements, the Company is obligated to purchase a minimum daily volume of CO2 (as calculated on an annual basis) or else pay for any deficiencies at the price in effect when delivery was to have occurred.  The CO2 volumes planned for use on the enhanced recovery projects in the Postle and North Ward Estes fields currently exceed the minimum daily volumes provided in these take-or-pay purchase agreements.  Therefore, the Company expects to avoid any payments for deficiencies.  As of June 30, 2008, future commitments under the purchase agreements amounted to $324.8 million through 2014.

Drilling Contracts—The Company has one drilling rig under contract through 2008, five drilling rigs through 2009, four drilling rigs through 2010, and a workover rig under contract through 2009, all of which are operating in the Rocky Mountains region.  As of June 30, 2008, these agreements had total commitments of $114.0 million and early termination would require maximum penalties of $54.7 million.  Other drilling rigs working for the Company are not under long-term contracts but instead are under contracts that can be terminated at the end of the well that is currently being drilled.

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

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  As Whiting currently does not have any minority interests, the Company does not expect the adoption of SFAS 160 to have an impact on its consolidated financial statements.  This statement amends ARB No. 51 and intends to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 is effective for fiscal years, and interim periods, beginning on or after December 15, 2008.

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

Unless the context otherwise requires, the terms “Whiting,” “we,” “us,” “our” or “ours” when used in this Item refer to Whiting Petroleum Corporation, together with its consolidated subsidiaries, Whiting Oil and Gas Corporation, Equity Oil Company and Whiting Programs, Inc.  When the context requires, we refer to these entities separately.  This document contains forward-looking statements, which give our current expectations or forecasts of future events.  Please refer to “Forward-Looking Statements” at the end of this item for an explanation of these types of statements.

Overview

We are an independent oil and gas company engaged in oil and gas acquisition, development, exploitation, production and exploration activities primarily in the Permian Basin, Rocky Mountains, Mid-Continent, Gulf Coast and Michigan regions of the United States.  Prior to 2006, we generally emphasized the acquisition of properties that increased our current production levels and provided upside potential through further development.  Since 2006, we have focused our drilling activity on the development of these acquired properties, specifically on projects that we believe provide repeatable successes in particular fields.  Our combination of acquisitions and subsequent development allows us to direct our capital resources to what we believe to be the most advantageous investments.

As demonstrated by our recent capital expenditures, we are increasingly focused on a balanced exploration and development program while continuing to selectively pursue acquisitions that complement our existing core properties.  We believe that our significant drilling inventory, combined with our operating experience and cost structure, provides us with meaningful organic growth opportunities.  Our growth plan is centered on the following activities:

•	pursuing the development of projects that we believe will generate attractive rates of return;
•	maintaining a balanced portfolio of lower risk, long-lived oil and gas properties that provide stable cash flows;
•	seeking property acquisitions that complement our core areas; and
•	allocating an increasing percentage of our capital budget to leasing and testing new areas.

We have historically acquired operated and non-operated properties that exceed our rate of return criteria.  For acquisitions of properties with additional development, exploitation and exploration potential, our focus has been on acquiring operated properties so that we can better control the timing and implementation of capital spending.  In some instances, we have been able to acquire non-operated property interests at attractive rates of return that established a presence in a new area of interest or that have complemented our existing operations.  We intend to continue to acquire both operated and non-operated interests to the extent we believe they meet our return criteria.  In addition, our willingness to acquire non-operated properties in new geographic regions provides us with geophysical and geologic data in some cases that leads to further acquisitions in the same region, whether on an operated or non-operated basis.  We sell properties when we believe that the sales price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.

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

Second Quarter 2008 Highlights and Future Considerations

On April 30, 2008, we completed an initial public offering of units of beneficial interest in Whiting USA Trust I (the “Trust”), selling 11,677,500 Trust units at $20.00 per Trust unit, and providing net proceeds of $215.1 million after underwriters’ discount and commissions and offering related expenses.  Our net profits from the Trust’s underlying oil and gas properties received between the effective date and the closing date of the Trust unit sale were due to the Trust and thereby further reduced net proceeds to $195.1 million.  We used the offering net proceeds to reduce the debt outstanding under our credit agreement.  The aggregate proceeds from the sale of Trust units to the public resulted in a deferred gain on sale of $101.4 million.  Immediately prior to the closing of the offering, we conveyed a term net profits interest in certain of our oil and natural gas properties to the Trust in exchange for 13,863,889 Trust units.  We have retained 15.8%, or 2,186,389 Trust units, of the total Trust units issued and outstanding.

The net profits interest entitles the Trust to receive 90% of the net proceeds from the sale of oil and natural gas production from the underlying properties.  The net profits interest will terminate at the time when 9.11 MMBOE have been produced and sold from the underlying properties.  This is the equivalent of 8.2 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such production pursuant to the net profits interest, and these reserve quantities are projected to be produced by December 31, 2017, based on the reserve report for the underlying properties as of December 31, 2007.  The conveyance of the net profits interest to the Trust consisted entirely of proved developed producing reserves of 8.2 MMBOE, as of the January 1, 2008 effective date, representing 3.3% of our proved reserves as of December 31, 2007, and 10.0%, or 4.2 MBOE/d, of our March 2008 average daily net production.  After netting our ownership of 2,186,389 Trust units, third-party public Trust unit holders receive 6.9 MMBOE of proved producing reserves, or 2.75% of our total year-end 2007 proved reserves, and 7.4%, or 3.1 MBOE/d, of our March 2008 average daily net production.

On May 30, 2008, we acquired interests in 31 producing gas wells, development acreage and gas gathering and processing facilities on 22,029 gross acres (11,533 net acres) in the Flat Rock field in Uintah County, Utah for an aggregate acquisition price of $364.4 million. After allocating the purchase price of $79.1 million to unproved property and $35.7 million to the gas gathering and processing facilities, the remaining $256.8 million results in an acquisition cost for the proved reserves of $2.23 per Mcfe. Of the estimated 115.2 Bcfe of proved reserves acquired as of the January 1, 2008 acquisition effective date, 98% are natural gas, and 22% are proved developed producing.  The average daily net production from the properties was 18.1 MMcfe/d in June 2008.  We funded the acquisition with borrowings under our credit agreement.

 Our Sanish field in Mountrail County, North Dakota encompasses 118,571 gross acres (83,310 net acres).  June 2008 production averaged 3.4 MBOE/d, an increase from 1.2 MBOE/d produced in March 2008.  We are currently drilling or completing seven operated wells in the Sanish field with an average working interest of 82%.  There are currently five rigs working in the field and we expect to have nine rigs drilling in the area by year-end 2008.  We have completed nine operated wells in the Sanish field in 2008 and expect to complete an additional 20 to 25 wells during the balance of the year.

We completed construction of the first phase of a natural gas processing plant that will separate the natural gas liquids from the natural gas produced from Sanish field and allow the natural gas to be transported by pipeline to market.  At the end of July 2008, we were selling approximately 170 Bbl/d of natural gas liquids.  Upon installation of a gas pipeline in August 2008, we expect gas sales from the Sanish field to be approximately 1.0 MMcf/d

Immediately east of the Sanish field is the Parshall field, where we own interests in 72,790 gross acres (14,982 net acres).  We have participated in the drilling and completion of 48 wells that produce from the Bakken formation, 24 of which were drilled in 2008.  We expect to participate in the drilling of approximately 60 to 70 wells in the Parshall field during 2008, with an average working interest of 25%.  At the end of July 2008, there were eight rigs working in the Parshall field.  Our net production from the Parshall field averaged 5.0 MBOE/d in June 2008, up from 3.0 MBOE/d in March 2008.

Our Boies Ranch and Jimmy Gulch properties in the Piceance Basin of Rio Blanco County, Colorado, hold 16,893 gross acres (4,071 net acres).  In the Piceance, we have 13 wells that were producing at a combined average net daily rate of 6.1 MMcf of gas during June 2008.  Whiting holds an average working interest of 71%, and an average net revenue interest of 62% in the 13 gas wells.  In addition, two wells are being drilled and eight wells are being completed or waiting on completion.  Of these eight wells, we expect five to be completed and producing into a sales line by the end of August 2008.  We plan to drill a total of 110 wells in the Piceance, 24 of which are planned for 2008.

We recently completed a pipeline at our Boies Ranch prospect, and the newly completed line connects to a supply trunk line, which in turn feeds a treating and processing facility that is ultimately connected to the Rockies Express pipeline (REX).  REX gives us access to multiple intrastate and interstate markets, and our new pipeline connection will allow us to market all of our gas at Boies Ranch without restriction.

We continue to have significant development and related infrastructure activity on the Postle and North Ward Estes fields acquired in 2005, which have resulted in reserve and production increases.  During the first six months of 2008, we incurred $90.6 million of development expenditures on these two projects.

Our expansion of the CO2 flood at the Postle field, located in Texas County, Oklahoma, continues to generate positive results.  Production from the field has increased from a net 4.2 MBOE/d at the time of its acquisition in August 2005 to a net 6.3 MBOE/d in June 2008, an increase of 50%.  This project is part of the Company’s plan to expand the existing water and CO2 flood from the eastern half of the Postle field to the western half of the field.

In 2007, we initiated our CO2 flood in the North Ward Estes field, located in Ward and Winkler Counties, Texas.  Net production from North Ward Estes in June 2008 averaged 5.4 MBOE/d, up from 3.6 MBOE/d during the first quarter of 2005, which was just prior to our July 2005 agreement to acquire the North Ward Estes field.

Results of Operations

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Selected Operating Data:	Six Months Ended June 30,
	2008	2007
Net production:
Oil (MMbbls)	5.4	4.6
Natural gas (Bcf)	14.2	15.8
Total production (MMBOE)	7.8	7.3

Net sales (in millions):
Oil(1)	$549.4	$247.4
Natural gas(1)	127.9	105.0
Total oil and natural gas sales	$677.3	$352.4

Average sales prices:
Oil (per Bbl)	$101.88	$53.48
Effect of oil hedges on average price (per Bbl)	(13.17)	-
Oil net of hedging (per Bbl)	$88.71	$53.48
Average NYMEX price	$110.98	$61.59

Natural gas (per Mcf)	$8.99	$6.65
Effect of natural gas hedges on average price (per Mcf)	-	-
Natural gas net of hedging (per Mcf)	$8.99	$6.65
Average NYMEX price	$9.49	$7.16

Cost and expense (per BOE):
Lease operating expenses	$14.58	$13.92
Production taxes	$5.63	$2.99
Depreciation, depletion and amortization expense	$13.56	$12.94
General and administrative expenses	$4.46	$2.36

(1)  Before consideration of hedging transactions.

Oil and Natural Gas Sales.  Our oil and natural gas sales revenue increased $324.9 million to $677.3 million in the first six months of 2008 compared to the same period in 2007.  Sales are a function of volumes sold and average sales prices.  Our oil sales volumes increased 17% between periods, while our gas sales volumes decreased 10%.  The oil volume increase resulted primarily from drilling success in the North Dakota Bakken area, in addition to increased production at our two large CO2 projects, Postle and North Ward Estes.  Oil production from the Bakken increased 825 MBOE compared to the first six months of 2007, while Postle oil production increased 270 MBOE and North Ward Estes oil production increased 165 MBOE over the same period in 2007.  These production increases were partially offset by the Whiting USA Trust I (the “Trust”) divestiture, which decreased oil production by 375 MBOE.  The gas volume decline between periods was primarily the result of the Trust divestiture, which decreased gas production by 1,710 MMcf, and property dispositions in the second half of 2007, which decreased gas production by 700 MMcf.  These decreases were partially offset by gas production increases from the Flat Rock acquisition of 560 MMcf and in the Boies Ranch area of 320 MMcf.  Our average price for oil before effects of hedging increased 91% between periods, and our average price for natural gas before effects of hedging increased 35%.

Loss on Oil Hedging Activities.  We hedged 37% of our oil volumes during the first six months of 2008, incurring cash settlement losses of $71.0 million, and 56% of our oil volumes during the first six months of 2007, incurring no realized hedging gains or losses.  We hedged 1% of our gas volumes during the first six months of 2008, incurring no cash settlement gains or losses, and 30% of our gas volumes during the first six months of 2007, incurring no realized hedging gains or losses.  See Item 3, “Qualitative and Quantitative Disclosures About Market Risk” for a list of our outstanding oil and natural gas hedges as of July 1, 2008.

Amortization of Deferred Gain on Sale.  On April 30, 2008, in connection with the sale of 11,677,500 Trust units to the public and related oil and gas property conveyance, we recognized a deferred gain on sale of $101.4 million.  This deferred gain is amortized over the life of the Trust on a unit-of-production basis.  For the six months ended June 30, 2008, we recognized $3.0 million in income as amortization of deferred gain on sale.

Lease Operating Expenses.  Our lease operating expenses during the first six months of 2008 were $113.2 million, a $12.1 million (12%) increase over the same period in 2007.  Our lease operating expenses per BOE increased from $13.92 during the first six months of 2007 to $14.58 during the first six months of 2008.  The increase of 5% on a BOE basis was primarily caused by inflation in the cost of oil field goods and services and a high level of workover activity, partially offset by flush production from Bakken drilling.  The cost of oil field goods and services increased due to higher demand in the industry.  Workovers amounted to $8.4 million in the first six months of 2008, as compared to $6.5 million in the first six months of 2007.

Production Taxes.  The production taxes we pay are generally calculated as a percentage of oil and gas sales revenue before the effects of hedging.  We take full advantage of all credits and exemptions allowed in our various taxing jurisdictions.  Our production taxes for the first six months of 2008 and 2007 were 6.5% and 6.2%, respectively, of oil and gas sales.  Our production tax rate for the first six months of 2008 was greater than the rate for same period in 2007 due to the change in property mix associated with recent divestitures in low tax rate jurisdictions and drilling successes in higher tax rate jurisdictions.

Depreciation, Depletion and Amortization.  Depreciation, depletion and amortization expense (“DD&A”) increased $11.4 million to $105.3 million during the first six months of 2008, as compared to $93.9 million for the same period in 2007.  On a BOE basis, our DD&A rate increased from $12.94 for the first six months of 2007 to $13.56 for the first six months of 2008.  The primary factors causing this rate increase were higher drilling expenditures and the amount of expenditures necessary to develop proved undeveloped reserves, particularly related to the enhanced oil recovery projects in the Postle and North Ward Estes fields where the development of undeveloped reserves does not increase existing proved reserves.  Under the successful efforts method of accounting, costs to develop proved undeveloped reserves are added into the DD&A rate when incurred.  The components of our DD&A expense were as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
Depletion	$102,251	$91,049
Depreciation	1,594	1,503
Accretion of asset retirement obligations	1,477	1,354
Total	$105,322	$93,906

Exploration and Impairment Costs.  Our exploration and impairment costs increased $3.8 million, as compared to the first six months of 2007.  The components of exploration and impairment costs were as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
Exploration	$14,227	$11,178
Impairment	5,400	4,642
Total	$19,627	$15,820

During the first six months of 2008 and 2007, we did not drill any exploratory dry holes.  Exploration costs increased $3.0 million during the first six months of 2008 as compared to the same period in 2007 primarily due to higher accrued Production Participation Plan payments of $2.3 million for exploration personnel and additional geological and geophysical personnel hired during the past twelve months.  The impairment charge in the first six months of 2008 and 2007 is related to the amortization of leasehold costs associated with individually insignificant unproved properties.  As of June 30, 2008, the amount of unproved properties being amortized totaled $72.8 million, as compared to $49.3 million as of June 30, 2007.

General and Administrative Expenses.  We report general and administrative expenses net of third party reimbursements and internal allocations.  The components of our general and administrative expenses were as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
General and administrative expenses	$54,314	$32,998
Reimbursements and allocations	(19,692)	(15,837)
General and administrative expense, net	$34,622	$17,161

General and administrative expense before reimbursements and allocations increased $21.3 million to $54.3 million during the first six months of 2008.  The largest components of the increase related to $16.9 million in higher accrued distributions under our Production Participation Plan between periods, resulting from increased oil and gas sales less lease operating expense and production taxes, and $4.5 million of additional employee compensation for personnel hired during the past twelve months and general pay increases.  The increase in reimbursements and allocations in 2008 was caused by higher salary expenses and a greater number of field workers on operated properties.  Our general and administrative expenses as a percentage of oil and gas sales remained constant at 5% for the first six months of 2008 and 2007.

Change in Production Participation Plan Liability.  For the six months ended June 30, 2008, this non-cash expense increased $13.7 million as compared to the same period in 2007.  This expense represents the change in the vested present value of estimated future payments to be made to participants after 2009 under our Production Participation Plan (“Plan”).  Although payments take place over the life of the Plan’s oil and gas properties, which for some properties is over 20 years, we must expense the present value of estimated future payments over the Plan’s five year vesting period.  This expense in 2008 and 2007 primarily reflects i) changes to future cash flow estimates stemming from a sustained higher commodity price environment, ii) recent drilling activity, and iii) employees’ continued vesting in the Plan.  Due to the recent higher commodity price environment, during the six months ended June 30, 2008 we moved from using a five-year average of historical NYMEX prices to a three-year average when estimating the future payments to be made pursuant to this liability.  This change to a three-year historical NYMEX average increased the prices used to estimate this liability by $15.51 for crude oil and $0.74 for natural gas for the six months ended June 30, 2008, as compared to increases of $3.77 for crude oil and $0.38 for natural gas over the same period in 2007.  Assumptions that are used to calculate this liability are subject to estimation and will vary from year to year based on the current market for oil and gas, discount rates and overall market conditions.

Interest Expense.  The components of our interest expenses were as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
Credit Agreement	$7,652	$15,440
Senior Subordinated Notes	21,943	22,373
Amortization of debt issue costs and debt discount	2,423	2,542
Accretion of tax sharing liability	623	761
Other	110	200
Capitalized interest	(1,534)	(1,063)
Total interest expense	$31,217	$40,253

The decrease in interest expense was mainly due to reduced borrowings outstanding under our credit agreement in 2008 and increased capitalized interest related to construction and expansion of processing facilities.  We also experienced lower effective interest rates on our debt during the first six months of 2008.

Our weighted average debt outstanding during the first six months of 2008 was $929.2 million versus $1,060.8 million for the first six months of 2007.  Our weighted average effective cash interest rate was 6.4% during the first six months of 2008 versus 7.2% during the first six months of 2007.  After inclusion of non-cash interest costs related to the amortization of debt issue costs and debt discount and the accretion of the tax sharing liability, our weighted average effective all-in interest rate was 6.9% during the first six months of 2008 versus 7.6% during the first six months of 2007.

Loss (Gain) on Mark-to-Market Derivatives.  During the first half of 2008, we entered into derivative contracts that we did not designate as cash flow hedges.  Accordingly, these derivative contracts are marked-to-market each quarter with fair value gains and losses, both realized and unrealized, recognized immediately in earnings.  Cash flow is only impacted to the extent the actual cash settlements under the contracts result in making or receiving a payment from the counterparty.  As a result of significant increases in oil prices, we recognized $17.6 million in unrealized mark-to-market derivative losses for the first six months of 2008.  During the first quarter of 2007, we determined that the forecasted transactions, to which certain crude oil collars had been designated, were no longer probable of occurring within the specified time periods.  We therefore reclassified the net loss attributable to these hedges out of accumulated other comprehensive loss and recognized $0.7 million in unrealized mark-to-market derivative losses during the first six months of 2007.

Income Tax Expense.  Income tax expense totaled $83.9 million for the first six months of 2008 and $21.0 million for the first six months of 2007.  Our effective income tax rate increased from 36.1% for the first six months 2007 to 37.0% for the first six months of 2008.  Our effective income tax rate was higher for 2008 primarily due to a decrease in estimated deductions for statutory depletion.

Net Income.  Net income increased from $37.1 million during the first six months of 2007 to $142.8 million during the first six months of 2008.  The primary reasons for this increase include a 7% increase in equivalent volumes sold, a 66% increase in oil prices (net of hedging) and a 35% increase in gas prices between periods, amortization of deferred gain on sale, and lower interest expense.  The increased production and pricing, deferred gain income, and decreased interest expense were partially offset by higher lease operating expenses, production taxes, DD&A, exploration and impairment, general and administrative expenses, production participation plan expense and unrealized derivative losses during the first six months of 2008.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Selected Operating Data:	Three Months Ended June 30,
	2008	2007
Net production:
Oil (MMbbls)	2.8	2.4
Natural gas (Bcf)	7.3	8.1
Total production (MMBOE)	4.0	3.7

Net sales (in millions):
Oil(1)	$316.9	$136.6
Natural gas(1)	73.6	56.0
Total oil and natural gas sales	$390.5	$192.6

Average sales prices:
Oil (per Bbl)	$113.28	$57.38
Effect of oil hedges on average price (per Bbl)	(17.19)	-
Oil net of hedging (per Bbl)	$96.09	$57.38
Average NYMEX price	$124.00	$65.02

Natural gas (per Mcf)	$10.02	$6.95
Effect of natural gas hedges on average price (per Mcf)	-	-
Natural gas net of hedging (per Mcf)	$10.02	$6.95
Average NYMEX price	$10.94	$7.55

Cost and expense (per BOE):
Lease operating expenses	$14.29	$13.96
Production taxes	$6.48	$3.24
Depreciation, depletion and amortization expense	$13.63	$13.25
General and administrative expenses	$5.72	$2.38

(1)  Before consideration of hedging transactions.

Oil and Natural Gas Sales.  Our oil and natural gas sales revenue increased $197.9 million to $390.5 million in the second quarter of 2008 compared to the second quarter of 2007.  Sales are a function of volumes sold and average sales prices.  Our oil sales volumes increased 18% between periods, while our gas sales volumes decreased 9%.  The oil volume increase resulted primarily from drilling success in the North Dakota Bakken area, in addition to increased production at our two large CO2 projects, Postle and North Ward Estes.  Oil production from the Bakken increased 525 MBOE compared to the second quarter of 2007, while Postle oil production increased 95 MBOE and North Ward Estes oil production increased 115 MBOE over the same period in 2007.  These production increases were partially offset by the Trust divestiture, which decreased oil production by 190 MBOE.  The gas volume decline between periods was primarily the result of the Trust divestiture, which decreased gas production by 855 MMcf, and property dispositions in the second half of 2007, which decreased gas production by 345 MMcf.  These decreases were partially offset by gas production increases from the Flat Rock acquisition of 560 MMcf and in the Boies Ranch area of 235 MMcf.  Our average price for oil before effects of hedging increased 97% between periods, and our average price for natural gas before effects of hedging increased 44%.

Loss on Oil Hedging Activities.  We hedged 37% of our oil volumes during the second quarter of 2008, incurring cash settlement losses of $48.1 million, and 52% of our oil volumes during the second quarter of 2007, incurring no realized hedging gains or losses.  We hedged 2% of our gas volumes during the second quarter of 2008, incurring no cash settlement gains or losses, and we did not hedge any of our gas volumes during the second quarter of 2007.  See Item 3, “Qualitative and Quantitative Disclosures About Market Risk” for a list of our outstanding oil and natural gas hedges as of July 1, 2008.

Amortization of Deferred Gain on Sale.  On April 30, 2008, in connection with the sale of 11,677,500 Trust units to the public and related oil and gas property conveyance, we recognized a deferred gain on sale of $101.4 million.  This deferred gain is amortized over the life of the Trust on a unit-of-production basis.  For the three months ended June 30, 2008, we recognized $3.0 million in income as amortization of deferred gain on sale.

Lease Operating Expenses.  Our lease operating expenses during the second quarter of 2008 were $57.5 million, a $5.5 million (11%) increase over the second quarter of 2007.  Our lease operating expenses per BOE increased from $13.96 during the second quarter of 2007 to $14.29 during the second quarter of 2008.  The increase of 2% on a BOE basis was primarily caused by inflation in the cost of oil field goods and services and a high level of workover activity, partially offset by flush production from Bakken drilling.  The cost of oil field goods and services increased due to higher demand in the industry.  Workovers amounted to $4.5 million in the second quarter of 2008, as compared to $3.6 million in the second quarter of 2007.

Production Taxes.  The production taxes we pay are generally calculated as a percentage of oil and gas sales revenue before the effects of hedging.  We take full advantage of all credits and exemptions allowed in our various taxing jurisdictions.  Our production taxes for the second quarter of 2008 and 2007 were 6.7% and 6.3%, respectively, of oil and gas sales.  Our production tax rate for the second quarter of 2008 was greater than the rate for same period in 2007 due to the change in property mix associated with recent divestitures in low tax rate jurisdictions and drilling successes in higher tax rate jurisdictions.

Depreciation, Depletion and Amortization.  Depreciation, depletion and amortization expense (“DD&A”) increased $5.5 million to $54.8 million during the second quarter of 2008, as compared to $49.3 million for the same period in 2007.  On a BOE basis, our DD&A rate increased from $13.25 for the second quarter of 2007 to $13.63 for the second quarter of 2008.  The primary factors causing this rate increase were higher drilling expenditures and the amount of expenditures necessary to develop proved undeveloped reserves, particularly related to the enhanced oil recovery projects in the Postle and North Ward Estes fields where the development of undeveloped reserves does not increase existing proved reserves.  Under the successful efforts method of accounting, costs to develop proved undeveloped reserves are added into the DD&A rate when incurred.  The components of our DD&A expense were as follows (in thousands):

	Three Months Ended June 30,
	2008	2007
Depletion	$53,207	$47,825
Depreciation	843	763
Accretion of asset retirement obligations	761	747
Total	$54,811	$49,335

Exploration and Impairment Costs.  Our exploration and impairment costs increased $2.0 million, as compared to the second quarter of 2007.  The components of exploration and impairment costs were as follows (in thousands):

	Three Months Ended June 30,
	2008	2007
Exploration	$5,815	$4,318
Impairment	2,828	2,325
Total	$8,643	$6,643

During the second quarter of 2008 and 2007, we did not drill any exploratory dry holes.  Exploration costs increased $1.5 million for the second quarter of 2008 as compared to the same period in 2007 primarily due to higher accrued Production Participation Plan payments of $1.8 million for exploration personnel and additional geological and geophysical personnel hired during the past twelve months, partially offset by a $0.9 million decrease in geological and geophysical expense.  The impairment charge in the second quarter of 2008 and 2007 is related to the amortization of leasehold costs associated with individually insignificant unproved properties.  As of June 30, 2008, the amount of unproved properties being amortized totaled $72.8 million, as compared to $49.3 million as of June 30, 2007.

General and Administrative Expenses.  We report general and administrative expenses net of third party reimbursements and internal allocations.  The components of our general and administrative expenses were as follows (in thousands):

	Three Months Ended June 30,
	2008	2007
General and administrative expenses	$33,203	$17,155
Reimbursements and allocations	(10,196)	(8,279)
General and administrative expense, net	$23,007	$8,876

General and administrative expense before reimbursements and allocations increased $16.0 million to $33.2 million during the second quarter of 2008.  The largest components of the increase related to $13.6 million in higher accrued distributions under our Production Participation Plan between periods, resulting from increased oil and gas sales less lease operating expense and production taxes, and $2.6 million of additional employee compensation for personnel hired during the past twelve months and general pay increases.  The increase in reimbursements and allocations in 2008 was caused by higher salary expenses and a greater number of field workers on operated properties.  Our general and administrative expenses as a percentage of oil and gas sales increased from 5% for the second quarter of 2007 to 6% for the second quarter of 2008.

Change in Production Participation Plan Liability.  For the three months ended June 30, 2008, this non-cash expense increased $9.6 million to $11.7 million, as compared to the same period in 2007.  This expense represents the change in the vested present value of estimated future payments to be made to participants after 2009 under our Production Participation Plan (“Plan”).  Although payments take place over the life of the Plan’s oil and gas properties, which for some properties is over 20 years, we must expense the present value of estimated future payments over the Plan’s five year vesting period.  This expense in 2008 and 2007 primarily reflects i) changes to future cash flow estimates stemming from a sustained higher commodity price environment, ii) recent drilling activity, and iii) employees’ continued vesting in the Plan.  Due to the recent higher commodity price environment, during the three months ended June 30, 2008 we moved from using a five-year average of historical NYMEX prices to a three-year average when estimating the future payments to be made pursuant to this liability.  This change to a three-year historical NYMEX average increased the prices used to estimate this liability by $12.28 for crude oil and $0.55 for natural gas for the three months ended June 30, 2007, as compared to increases of $1.72 for crude oil and $0.08 for natural gas over the same period in 2007.  Assumptions that are used to calculate this liability are subject to estimation and will vary from year to year based on the current market for oil and gas, discount rates and overall market conditions

Interest Expense.  The components of our interest expenses were as follows (in thousands):

	Three Months Ended June 30,
	2008	2007
Credit Agreement	$3,735	$8,417
Senior Subordinated Notes	10,863	11,192
Amortization of debt issue costs and debt discount	1,206	1,265
Accretion of tax sharing liability	311	381
Other	68	100
Capitalized interest	(512)	(601)
Total interest expense	$15,671	$20,754

The decrease in interest expense was mainly due to reduced borrowings outstanding under our credit agreement in 2008.  We also experienced lower effective interest rates on our debt during the second quarter of 2008.

Our weighted average debt outstanding during the second quarter of 2008 was $956.7 million versus $1,091.3 million for the second quarter of 2007.  Our weighted average effective cash interest rate was 6.1% during the second quarter of 2008 versus 7.2% during the second quarter of 2007.  After inclusion of non-cash interest costs related to the amortization of debt issue costs and debt discount and the accretion of the tax sharing liability, our weighted average effective all-in interest rate was 6.6% during the second quarter of 2008 versus 7.6% during the second quarter of 2007.

Loss (Gain) on Mark-to-Market Derivatives.  During the first half of 2008, we entered into derivative contracts that we did not designate as cash flow hedges.  Accordingly, these derivative contracts are marked-to-market each quarter with fair value gains and losses, both realized and unrealized, recognized immediately in earnings.  Cash flow is only impacted to the extent the actual cash settlements under the contracts result in making or receiving a payment from the counterparty.  As a result of significant increases in oil prices, we recognized $20.6 million in unrealized mark-to-market derivative losses in the second quarter of 2008.  During the first quarter of 2007, we determined that the forecasted transactions, to which certain crude oil collars had been designated, were no longer probable of occurring within the specified time periods.  Therefore, we discontinued hedge accounting prospectively for these collars and recognized $0.4 million in unrealized mark-to-market derivative gains during the second quarter of 2007.

Income Tax Expense.  Income tax expense totaled $47.4 million for the second quarter of 2008 and $15.1 million for the second quarter of 2007.  Our effective income tax rate increased from 36.4% for the second quarter 2007 to 37.1% for the second quarter of 2008.  Our effective income tax rate was higher for 2008 primarily due to a decrease in estimated deductions for statutory depletion.

Net Income.  Net income increased from $26.5 million during the second quarter of 2007 to $80.4 million during the second quarter of 2008.  The primary reasons for this increase include an 8% increase in equivalent volumes sold, a 67% increase in oil prices (net of hedging) and a 44% increase in gas prices between periods, amortization of deferred gain on sale, and lower interest expense.  The increased production and pricing, deferred gain income, and decreased interest expense were partially offset by higher lease operating expenses, production taxes, DD&A, exploration and impairment, general and administrative expenses, production participation plan expense and unrealized derivative losses during the second quarter of 2008.

Liquidity and Capital Resources

Overview.  At June 30, 2008, our debt to total capitalization ratio was 41.1%, we had $25.2 million of cash on hand and $1,600.1 million of stockholders’ equity.  At December 31, 2007, our debt to total capitalization ratio was 36.8%, we had $14.8 million of cash on hand and $1,490.8 million of stockholders’ equity.  In the first half of 2008, we generated $329.1 million of cash provided by operating activities, an increase of $179.1 million over the same period in 2007.  Cash provided by operating activities increased primarily because of higher oil volumes produced in 2008 and higher average sales prices for both crude oil and natural gas.  We also generated $250.0 million from financing activities consisting entirely of net borrowings against our credit agreement.  Cash flows from operating and financing activities, as well as $195.1 million in net proceeds from the sale of Trust units, were used to finance $390.6 million of exploration and development expenditures paid in the first half of 2008 and $388.5 million of cash acquisition capital expenditures.  The following chart details our exploration and development expenditures incurred by region during the first half of 2008 (in thousands):

	Drilling and Development Expenditures	Exploration Expenditures	Total Expenditures	% of Total
Rocky Mountains	$185,957	$3,173	$189,130	46%
Permian Basin	129,564	3,781	133,345	33%
Mid-Continent	52,659	1,257	53,916	13%
Gulf Coast	19,363	267	19,630	5%
Michigan	8,522	5,749	14,271	3%
Total incurred	396,065	14,227	410,292	100%
Increase in accrued capital expenditures	(19,655)	-	(19,655)
Total paid	$376,410	$14,227	$390,637

We continually evaluate our capital needs and compare them to our capital resources.  Our current 2008 budgeted capital expenditures for the further development of our property base are $850.0 million, an increase from the $556.6 million incurred on exploration and development expenditures during 2007.  We have increased our budget for exploration and development in 2008 from $765.0 million to $850.0 million, due primarily to additional exploration and development activities across our regions. In the first half of 2008, we spent $13.7 million on tubulars and $374.8 million on oil and gas property acquisitions, including the Flat Rock acquisition of $364.4 million which was primarily funded by borrowings under Whiting Oil and Gas Corporation’s (“Whiting Oil and Gas”) credit agreement.  Although we have no specific budget for property acquisitions in 2008, we will continue to selectively pursue property acquisitions that complement our existing core property base.  We expect to fund our 2008 exploration and development expenditures from internally generated cash flow, cash on hand, and borrowings under our credit agreement.  We believe that should attractive acquisition opportunities arise or exploration and development expenditures exceed $850.0 million, we will be able to finance additional capital expenditures with cash on hand, cash flows from operating activities, borrowings under our credit agreement, issuances of additional debt or equity securities, or agreements with industry partners.  Our level of exploration and development expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among other factors.

Credit Agreement.  Our wholly-owned subsidiary, Whiting Oil and Gas Corporation (“Whiting Oil and Gas”) has a $1.2 billion credit agreement with a syndicate of banks that, as of June 30, 2008, had a borrowing base of $900.0 million with $500.0 million in borrowings outstanding, leaving $400.0 million of available borrowing capacity.  The borrowing base under the credit agreement is determined at the discretion of our lenders, based on the collateral value of our proved reserves that have been mortgaged to our lenders and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement.

The credit agreement provides for interest only payments until August 31, 2010, when the entire amount borrowed is due.  Whiting Oil and Gas may, throughout the term of the credit agreement, borrow, repay and re-borrow up to the borrowing base in effect at any given time.  The lenders under the credit agreement have also committed to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of ours in an aggregate amount not to exceed $50.0 million.  As of June 30, 2008, letters of credit totaling $0.2 million were outstanding under the credit agreement.

Interest accrues at Whiting Oil and Gas’ option at either (1) the base rate plus a margin, where the base rate is defined as the higher of the prime rate or the federal funds rate plus 0.5% and the margin varies from 0% to 0.5% depending on the utilization percentage of the borrowing base, or (2) at the LIBOR rate plus a margin, where the margin varies from 1.00% to 1.75% depending on the utilization percentage of the borrowing base.  We have consistently chosen the LIBOR rate option since it delivers the lowest effective interest rate.  Commitment fees of 0.25% to 0.375% accrue on the unused portion of the borrowing base, depending on the utilization percentage and are included as a component of interest expense.  At June 30, 2008, the effective weighted average interest rate on the outstanding principal balance under the credit agreement was 3.8%.

The credit agreement contains restrictive covenants that may limit our ability to, among other things, pay cash dividends, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, change material agreements, incur liens and engage in certain other transactions without the prior consent of the lenders and requires us to maintain a debt to EBITDAX ratio (as defined in the credit agreement) of less than 3.5 to 1 and a working capital ratio (as defined in the credit agreement, which includes an add back of the available borrowing capacity under the credit facility) of greater than 1 to 1.  Except for limited exceptions, including the payment of interest on the senior notes, the credit agreement restricts the ability of Whiting Oil and Gas and our wholly-owned subsidiary, Equity Oil Company, to make any dividends, distributions or other payments to Whiting Petroleum Corporation.  The restrictions apply to all of the net assets of these subsidiaries.  We were in compliance with our covenants under the credit agreement as of June 30, 2008.  The credit agreement is secured by a first lien on all of Whiting Oil and Gas’ properties included in the borrowing base for the credit agreement.  Whiting Petroleum Corporation and Equity Oil Company have guaranteed the obligations of Whiting Oil and Gas under the credit agreement.  Whiting Petroleum Corporation has pledged the stock of Whiting Oil and Gas and Equity Oil Company as security for the guarantee, and Equity Oil Company has mortgaged all of its properties, which are included in the borrowing base for the credit agreement, as security for its guarantee.

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

The notes are unsecured obligations of ours and are subordinated to all of our senior debt, which currently consists of Whiting Oil and Gas’ credit agreement.  The indentures governing the notes contain restrictive covenants that may limit our ability to, among other things, pay cash dividends, redeem or repurchase our capital stock or our subordinated debt, make investments, incur additional indebtedness or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of ours and our restricted subsidiaries taken as a whole and enter into hedging contracts.  These covenants may potentially limit the discretion of our management in certain respects.  We were in compliance with these covenants as of June 30, 2008.  Our wholly-owned operating subsidiaries, Whiting Oil and Gas Corporation, Whiting Programs, Inc. and Equity Oil Company, have fully, unconditionally, jointly and severally guaranteed our obligations under the notes.

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

Schedule of Contractual Obligations.  The table below does not include our Production Participation Plan liabilities since we cannot determine with accuracy the timing or amounts of future payments.  The following table summarizes our obligations and commitments as of June 30, 2008 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (a)	$1,120,000	$-	$500,000	$370,000	$250,000
Cash interest expense on debt (b)	266,014	61,870	107,920	72,891	23,333
Asset retirement obligation (c)	42,464	1,398	623	3,499	36,944
Tax sharing liability (d)	26,280	2,587	4,408	3,699	15,586
Derivative contract liability fair value (e)	177,139	139,268	24,262	13,609	-
Purchasing obligations (f)	324,819	57,380	125,239	108,304	33,896
Drilling rig contracts (g)	114,041	63,229	50,812	-	-
Operating leases (h)	15,019	2,383	5,624	6,059	953
Total	$2,085,776	$328,115	$818,888	$578,061	$360,712
________________

(a)
Long-term debt consists of the 7.25% Senior Subordinated Notes due 2012 and 2013, the 7% Senior Subordinated Notes due 2014 and the outstanding borrowings under our credit agreement, and assumes no principal repayment until the due date of the instruments.

(b)
Cash interest expense on the 7.25% Senior Subordinated Notes due 2012 and 2013 and the 7% Senior Subordinated Notes due 2014 is estimated assuming no principal repayment until the due date of the instruments. The interest rate swap on the $75.0 million of our $150.0 million fixed rate 7.25% Senior Subordinated Notes due 2012 is assumed to equal 5.3% until the due date of the instrument.  Cash interest expense on the credit agreement is estimated assuming no principal repayment until the instrument due date and is estimated at a fixed interest rate of 3.8%.

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

(e)
We have entered into derivative contracts in the form of costless collars to hedge our exposure to crude oil and natural gas price fluctuations.  As of June 30, 2008, the forward price curves for crude oil generally exceeded the price curves that were in effect when these contracts were entered into, resulting in a derivative fair value liability.  If current market prices are higher than a collar’s price ceiling when the cash settlement amount is calculated, we are required to pay the contract counterparties.  The ultimate settlement amounts under our derivative contracts are unknown, however, as they are subject to continuing market risk.

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

(g)
We currently have one drilling rig under contract through 2008, five drilling rigs through 2009, four drilling rigs through 2010, and a workover rig under contract through 2009, all of which are operating in the Rocky Mountains region.  As of June 30, 2008, early termination of these contracts would have required maximum penalties of $54.7 million.  No other drilling rigs working for us are currently under long-term contracts or contracts that cannot be terminated at the end of the well that is currently being drilled.  Due to the short-term and indeterminate nature of the drilling time remaining on rigs drilling on a well-by-well basis, such obligations have not been included in this table.

(h)
We lease 107,400 square feet of administrative office space in Denver, Colorado under an operating lease arrangement through October 31, 2013, and an additional 46,700 square feet of office space in Midland, Texas through March 7, 2012.

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

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  As we currently do not have any minority interests, we do not expect the adoption of SFAS 160 to have an impact on our consolidated financial statements.  This statement amends ARB No. 51 and intends to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 is effective for fiscal years, and interim periods, beginning on or after December 15, 2008.

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

Effects of Inflation and Pricing

We experienced increased costs during 2007 and the first half of 2008 due to increased demand for oil field products and services.  The oil and gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion.  Material changes in prices also impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase, continued high prices for oil and gas could result in increases in the costs of materials, services and personnel.

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

These risks and uncertainties include, but are not limited to:  declines in oil or gas prices; our level of success in exploitation, exploration, development and production activities; adverse weather conditions that may negatively impact development or production activities; the timing of our exploration and development expenditures, including our ability to obtain drilling rigs and CO2; our ability to obtain external capital to finance acquisitions; our ability to identify and complete acquisitions, and to successfully integrate acquired businesses, including the properties acquired from Chicago Energy; unforeseen underperformance of or liabilities associated with acquired properties, including the properties acquired from Chicago Energy; our ability to successfully complete potential asset dispositions; inaccuracies of our reserve estimates or our assumptions underlying them; failure of our properties to yield oil or gas in commercially viable quantities; uninsured or underinsured losses resulting from our oil and gas operations; our inability to access oil and gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing our oil and gas operations; risks related to our level of indebtedness and periodic redeterminations of our borrowing base under our credit agreement; our ability to replace our oil and gas reserves; any loss of our senior management or technical personnel; competition in the oil and gas industry in the regions in which we operate; risks arising out of our hedging transactions; and other risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and have not materially changed since that report was filed.

Our outstanding hedges as of July 1, 2008 are summarized below:

Whiting Petroleum Corporation:

Commodity	Period	Monthly Volume (Bbl)/(MMBtu)	NYMEX Floor/Ceiling
Crude Oil	07/2008 to 09/2008	110,000	$48.00/$70.85
Crude Oil	07/2008 to 09/2008	120,000	$60.00/$75.60
Crude Oil	07/2008 to 09/2008	100,000	$65.00/$81.00
Crude Oil	10/2008 to 12/2008	110,000	$48.00/$70.20
Crude Oil	10/2008 to 12/2008	120,000	$60.00/$75.85
Crude Oil	10/2008 to 12/2008	100,000	$65.00/$81.20

In connection with our conveyance on April 30, 2008 of a term net profits interest to Whiting USA Trust I (as further explained above in Second Quarter 2008 Highlights and Future Considerations and in the note on Acquisitions and Divestitures), the rights to any future hedge payments we make or receive on certain of our derivative contracts, representing 2,323 Mbbls of crude oil and 9,237 MMcf of natural gas from 2008 through 2012, have been conveyed to the Trust, and therefore such payments will be included in the Trust’s calculation of net proceeds. Under the Trust, we retain 10% of the net proceeds from the underlying properties.  Our retention of 10% of these net proceeds combined with our ownership of 2,186,389 Trust units, results in third-party public holders of Trust units receiving 75.8%, while we retain 24.2%, of future economic results of such hedges.  No additional hedges are allowed to be placed on Trust assets.

Whiting USA Trust I:

Commodity	Period	Monthly Volume (Bbl)/(MMBtu)	NYMEX Floor/Ceiling
Crude Oil	07/2008 to 09/2008	26,459	$82.00/$130.45
Crude Oil	07/2008 to 09/2008	26,459	$82.00/$137.57
Crude Oil	10/2008 to 12/2008	25,718	$82.00/$128.30
Crude Oil	10/2008 to 12/2008	25,718	$82.00/$134.85
Crude Oil	01/2009 to 03/2009	25,059	$76.00/$136.70
Crude Oil	01/2009 to 03/2009	25,059	$76.00/$142.99
Crude Oil	04/2009 to 06/2009	24,397	$76.00/$134.70
Crude Oil	04/2009 to 06/2009	24,397	$76.00/$140.39
Crude Oil	07/2009 to 09/2009	23,755	$76.00/$133.70
Crude Oil	07/2009 to 09/2009	23,755	$76.00/$139.12
Crude Oil	10/2009 to 12/2009	23,120	$76.00/$132.90
Crude Oil	10/2009 to 12/2009	23,120	$76.00/$138.54
Crude Oil	01/2010 to 03/2010	22,542	$76.00/$132.35
Crude Oil	01/2010 to 03/2010	22,542	$76.00/$137.82

Commodity	Period	Monthly Volume (Bbl)/(MMBtu)	NYMEX Floor/Ceiling
Crude Oil	04/2010 to 06/2010	21,989	$76.00/$132.10
Crude Oil	04/2010 to 06/2010	21,989	$76.00/$137.60
Crude Oil	07/2010 to 09/2010	21,483	$76.00/$131.90
Crude Oil	07/2010 to 09/2010	21,483	$76.00/$137.88
Crude Oil	10/2010 to 12/2010	20,962	$76.00/$131.90
Crude Oil	10/2010 to 12/2010	20,962	$76.00/$138.32
Crude Oil	01/2011 to 03/2011	20,489	$74.00/$136.00
Crude Oil	01/2011 to 03/2011	20,489	$74.00/$143.35
Crude Oil	04/2011 to 06/2011	20,033	$74.00/$136.20
Crude Oil	04/2011 to 06/2011	20,033	$74.00/$143.95
Crude Oil	07/2011 to 09/2011	19,585	$74.00/$136.10
Crude Oil	07/2011 to 09/2011	19,585	$74.00/$144.19
Crude Oil	10/2011 to 12/2011	19,121	$74.00/$136.55
Crude Oil	10/2011 to 12/2011	19,121	$74.00/$144.94
Crude Oil	01/2012 to 03/2012	18,706	$74.00/$136.95
Crude Oil	01/2012 to 03/2012	18,706	$74.00/$145.59
Crude Oil	04/2012 to 06/2012	18,286	$74.00/$137.30
Crude Oil	04/2012 to 06/2012	18,286	$74.00/$146.15
Crude Oil	07/2012 to 09/2012	17,871	$74.00/$137.30
Crude Oil	07/2012 to 09/2012	17,871	$74.00/$146.09
Crude Oil	10/2012 to 12/2012	17,514	$74.00/$137.80
Crude Oil	10/2012 to 12/2012	17,514	$74.00/$146.62
Natural Gas	07/2008 to 09/2008	241,797	$7.00/$15.85
Natural Gas	10/2008 to 12/2008	228,830	$7.00/$19.00
Natural Gas	01/2009 to 03/2009	216,333	$7.00/$22.50
Natural Gas	04/2009 to 06/2009	201,263	$6.00/$14.85
Natural Gas	07/2009 to 09/2009	192,870	$6.00/$15.60
Natural Gas	10/2009 to 12/2009	185,430	$7.00/$14.85
Natural Gas	01/2010 to 03/2010	178,903	$7.00/$18.65
Natural Gas	04/2010 to 06/2010	172,873	$6.00/$13.20
Natural Gas	07/2010 to 09/2010	167,583	$6.00/$14.00
Natural Gas	10/2010 to 12/2010	162,997	$7.00/$14.20
Natural Gas	01/2011 to 03/2011	157,600	$7.00/$17.40
Natural Gas	04/2011 to 06/2011	152,703	$6.00/$13.05
Natural Gas	07/2011 to 09/2011	148,163	$6.00/$13.65
Natural Gas	10/2011 to 12/2011	142,787	$7.00/$14.25
Natural Gas	01/2012 to 03/2012	137,940	$7.00/$15.55
Natural Gas	04/2012 to 06/2012	134,203	$6.00/$13.60
Natural Gas	07/2012 to 09/2012	130,173	$6.00/$14.45
Natural Gas	10/2012 to 12/2012	126,613	$7.00/$13.40

The collared hedges shown above have the effect of providing a protective floor while allowing us to share in upward pricing movements.  Consequently, while these hedges are designed to decrease our exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling.  For the 2008 crude oil contracts listed in both tables above, a hypothetical $1.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause a change in our gain (loss) on hedging activities in 2008 of $2.1 million.  For the 2008 natural gas contracts listed above, a hypothetical $0.10 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause a change in our gain (loss) on hedging activities in 2008 of $0.03 million.

In a 1997 non-operated property acquisition, we became subject to the operator’s fixed price gas sales contract with end users for a portion of the natural gas we produce in Michigan.  This contract has built-in pricing escalators of 4% per year.  Our estimated future production volumes to be sold under the fixed pricing terms of this contract as of July 1, 2008 are summarized below:

Commodity	Period	Monthly Volume (MMBtu)	2008 Price Per MMBtu
Natural Gas	07/2008 to 05/2011	25,000	$4.94
Natural Gas	07/2008 to 09/2012	67,000	$4.38

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chairman, President and Chief Executive Officer and our Vice President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2008.  Based upon their evaluation of these disclosures controls and procedures, the Chairman, President and Chief Executive Officer and the Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  No material change to such risk factors has occurred during the six months ended June 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

Whiting Petroleum Corporation held its annual meeting of stockholders on May 6, 2008.  At such meeting, Palmer L. Moe and D. Sherwin Artus were reelected as directors for terms to expire at the 2011 annual meeting of stockholders and until their successors are duly elected and qualified pursuant to the following votes:

	Shares Voted
Name of Nominee	For	Withheld

Palmer L. Moe	37,935,918	980,302
D. Sherwin Artus	33,119,410	5,796,810

The other directors of Whiting Petroleum Corporation whose terms of office continued after the 2008 annual meeting of stockholders are as follows:  terms expiring at the 2009 annual meeting:  William N. Hahne, Graydon D. Hubbard and James J. Volker; and terms expiring at the 2010 annual meeting:  Thomas L. Aller and Thomas P. Briggs.

The following other matter brought for vote at the 2008 annual meeting of stockholders passed by the vote indicated:

	Shares Voted
	For	Against	Abstain	Broker Non-Vote
Approval of performance goals and related matters under the 2003 Equity Incentive Plan	37,468,278	1,388,367	59,575	-
Ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm	38,806,172	80,589	29,459	-

Item 5.	Other Information

On July 29, 2008, the Board of Directors of Whiting Petroleum Corporation amended the Amended and Restated By-laws of Whiting Petroleum Corporation to extend the mandatory retirement age for Graydon D. Hubbard, a director of Whiting Petroleum Corporation, from 75 to 78.  A copy of the Amended and Restated By-laws of Whiting Petroleum Corporation including such amendment is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 31st day of July, 2008.

WHITING PETROLEUM CORPORATION

By	/s/ James J. Volker
James J. Volker
Chairman, President and Chief Executive Officer

By	/s/ Michael J. Stevens
Michael J. Stevens
Vice President and Chief Financial Officer

By	/s/ Brent P. Jensen
Brent P. Jensen
Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(2.1)
Purchase and Sale Agreement, between Chicago Energy Associates, LLC and Whiting Oil and Gas Corporation [Incorporated by reference to Exhibit 2.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K dated May 4, 2008 (File No. 001-31899)].*

(2.2)
Purchase and Sale Agreement, between Comet Resources LLC and Whiting Oil and Gas Corporation [Incorporated by reference to Exhibit 2.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K dated May 4, 2008 (File No.  001-31899)].*

(3.1)	Amended and Restated By-laws of Whiting Petroleum Corporation, effective July 29, 2008.
(31.1)	Certification by the Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(31.2)	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(32.1)	Written Statement of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
(32.2)	Written Statement of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*           All schedules and exhibits to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2).  The Company agrees to furnish supplementally a copy of all omitted schedules and exhibits to the Securities and Exchange Commission upon its request.