Form 10-K
period 2009-12-31
WHITING PETROLEUM CORP
filed 2010-03-01
CIK 1255474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  001-31899
Whiting Petroleum Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0098515 (I.R.S. Employer Identification No.)
1700 Broadway, Suite 2300 Denver, Colorado (Address of principal executive offices)	80290-2300 (Zip code)

Registrant’s telephone number, including area code:  (303) 837-1661

Securities registered pursuant to Section 12(b) of the Act:

6.25% Convertible Perpetual Preferred Stock, $0.001 par value Common Stock, $0.001 par value Preferred Share Purchase Rights (Title of Class)	New York Stock Exchange New York Stock Exchange New York Stock Exchange (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.Yes☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer☒	Accelerated filer ☐	Non-accelerated filer☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes☐    No  ☒

Aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2009:  $1,794,225,805.

Number of shares of the registrant’s common stock outstanding at February 15, 2010:  50,843,843 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

“deterministic method” The method of estimating reserves or resources using a single value for each parameter (from the geoscience, engineering or economic data) in the reserves calculation.

“farmout” An assignment of an interest in a drilling location and related acreage conditioned upon the drilling of a well on that location.

“FASB” Financial Accounting Standards Board.

“FASB ASC” The Financial Accounting Standards Board Accounting Standards Codification.

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

“MMcfe/d” One MMcfe per day.

“PDNP” Proved developed nonproducing reserves.

“PDP” Proved developed producing reserves.

“plugging and abandonment” Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface.  Regulations of many states require plugging of abandoned wells.

“possible reserves” Those reserves that are less certain to be recovered than probable reserves.

“pre-tax PV10%” The present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with the guidelines of the Securities and Exchange Commission (“SEC”), net of estimated lease operating expense, production taxes and future development costs, using price and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, or Federal income taxes and discounted using an annual discount rate of 10%.  Pre-tax PV10% may be considered a non-GAAP financial measure as defined by the SEC.  See footnote (1) to the Proved Reserves table in Item 1. “Business” of this Annual Report on Form 10-K for more information.

“probable reserves” Those reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.

“proved developed reserves” Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

“proved reserves” Those reserves which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project, within a reasonable time.

The area of the reservoir considered as proved includes all of the following:

a.	The area identified by drilling and limited by fluid contacts, if any, and

b.
Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

Reserves that can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when both of the following occur:

a.
Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based, and

b.	The project has been approved for development by all necessary parties and entities, including governmental entities.

Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined.  The price shall be the average price during the 12-month period before the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

“proved undeveloped reserves” Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.  Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.  Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are schedule to be drilled within five years, unless specific circumstances justify a longer time.  Under no circumstances shall estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

“PUD” Proved undeveloped reserves.

“reasonable certainty” If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered.  If probabilistic methods are used, there should be at least a 90 percent probability that the quantities actually recovered will equal or exceed the estimate.  A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical and geochemical) engineering, and economic data are made to estimated ultimate recovery with time, reasonably certain estimated ultimate recovery is much more likely to increase or remain constant than to decrease.

“reserves” Estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations.  In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

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

Since our inception in 1980, we have built a strong asset base and achieved steady growth through property acquisitions, development and exploration activities.  As of December 31, 2009, our estimated proved reserves totaled 275.0 MMBOE, representing a 15% increase in our proved reserves since December 31, 2008.  Our 2009 average daily production was 55.5 MBOE/d and implies an average reserve life of approximately 13.6 years.

The following table summarizes our estimated proved reserves by core area, the corresponding pre-tax PV10% value and our standardized measure of discounted future net cash flows as of December 31, 2009, and our December 2009 average daily production:

	Proved Reserves(1)
Core Area	Oil(2) (MMBbl)	Natural Gas (Bcf)	Total (MMBOE)	% Oil(2)	Pre-Tax PV10% Value(3) (In millions)	December 2009 Average Daily Production (MBOE/d)
Permian Basin	112.3	66.2	123.3	91%	$901.3	11.7
Rocky Mountains	70.2	159.4	96.8	73%	1,266.3	30.3
Mid-Continent	36.6	15.2	39.1	94%	581.3	9.3
Gulf Coast	2.3	36.6	8.4	27%	69.6	3.0
Michigan	2.4	30.0	7.4	32%	57.2	2.3
Total	223.8	307.4	275.0	81%	$2,875.7	56.6
Discounted Future Income Taxes	-	-	-	-	(532.2)	-
Standardized Measure of Discounted Future Net Cash Flows	-	-	-	-	$2,343.5	-
_____________________
(1)
Oil and gas reserve quantities and related discounted future net cash flows have been derived from oil and gas prices calculated using an average of the first-day-of-the month price for each month within the most recent 12 months, pursuant to current SEC and FASB guidelines.

(2)	Oil includes natural gas liquids.
(3)
Pre-tax PV10% may be considered a non-GAAP financial measure as defined by the SEC and is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure.  Pre-tax PV10% is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting future income taxes.  We believe pre-tax PV10% is a useful measure for investors for evaluating the relative monetary significance of our oil and natural gas properties.  We further believe investors may utilize our pre-tax PV10% as a basis for comparison of the relative size and value of our proved reserves to other companies because many factors that are unique to each individual company impact the amount of future income taxes to be paid.  Our management uses this measure when assessing the potential return on investment related to our oil and gas properties and acquisitions.  However, pre-tax PV10% is not a substitute for the standardized measure of discounted future net cash flows.  Our pre-tax PV10% and the standardized measure of discounted future net cash flows do not purport to present the fair value of our proved oil and natural gas reserves.

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

During 2009, we incurred $577.9 million in acquisition, development and exploration activities, including $479.8 million for the drilling of 145 gross (56.2 net) wells.  Of these new wells, 51.1 (net) resulted in productive completions and 5.1 (net) were unsuccessful, yielding a 91% success rate.  Our current 2010 capital budget for exploration and development expenditures is $830.0 million, which we expect to fund with net cash provided by our operating activities.  Our 2010 capital budget of $830.0 million represents a substantial increase from the $479.8 million incurred on exploration and development expenditures during 2009.  This increased capital budget is in response to the higher oil and natural gas prices experienced during the second half of 2009 and continuing into the first part of 2010.

Acquisitions and Divestitures

The following is a summary of our acquisitions and divestitures during the last two years.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on these acquisitions and divestitures.

2009 Acquisitions. During 2009, we acquired additional royalty and overriding royalty interests in the North Ward Estes field and various other fields in the Permian Basin in two separate transactions with private owners.  Also included in these transactions were contractual rights, including an option to participate for an aggregate 10% working interest and right to back in after payout for an additional aggregate 15% working interest in the development of deeper pay zones on acreage under and adjoining the North Ward Estes field.

We completed the first additional royalty and overriding interests acquisition in November 2009, with a purchase price of $38.7 million and an effective date of October 1, 2009.  The average daily net production attributable to this transaction was approximately 0.3 MBOE/d in September 2009.  Estimated proved reserves attributable to the acquired interests are 2.2 MMBOE, resulting in an acquisition price of $17.59 per BOE.  Reserves attributable to royalty and overriding royalty interests are not burdened by operating expenses or any additional capital costs, including CO2 costs, which are paid by the working interest owners.

We completed the second additional royalty and overriding interests acquisition in December 2009, with a purchase price of $27.4 million and an effective date of November 1, 2009.  The average daily net production attributable to this transaction was approximately 0.2 MBOE/d in September 2009.  Estimated proved reserves attributable to the acquired interests are 1.6 MMBOE, resulting in an acquisition price of $17.13 per BOE.

In aggregate, the two acquisitions in the North Ward Estes field represent 3.8 MMBOE of proved reserves at an acquisition price of $66.1 million, or $17.39 per BOE.  We funded these acquisitions primarily with net cash provided by our operating activities.

2009 Participation Agreement.  In June 2009, we entered into a participation agreement with a privately held independent oil company covering twenty-five 1,280-acre units and one 640-acre unit located primarily in the western portion of the Sanish field in Mountrail County, North Dakota.  Under the terms of the agreement, the private company agreed to pay 65% of our net drilling and well completion costs to receive 50% of our working interest and net revenue interest in the first and second wells planned for each of the units.  Pursuant to the agreement, we will remain the operator for each unit.

At the closing of the agreement, the private company paid us $107.3 million, representing $6.4 million for acreage costs, $65.8 million for 65% of our cost in 18 wells drilled or drilling and $35.1 million for a 50% interest in our Robinson Lake gas plant and oil and gas gathering system.  We used these proceeds to repay a portion of the debt outstanding under our credit agreement.

2008 Acquisitions.  In May 2008, we acquired interests in 31 producing gas wells, development acreage and gas gathering and processing facilities on approximately 22,000 gross (11,500 net) acres in the Flat Rock field in Uintah County, Utah for an aggregate acquisition price of $365.0 million.  After allocating $79.5 million of the purchase price to unproved properties, the resulting acquisition cost is $2.48 per Mcfe.  Of the estimated 115.2 Bcfe of proved reserves acquired as of the January 1, 2008 acquisition effective date, 98% are natural gas and 22% are proved developed producing.  The average daily net production from the properties was 17.8 MMcfe/d as of the acquisition effective date.  We funded the acquisition with borrowings under our credit agreement.

2008 Divestitures.  On April 30, 2008, we completed an initial public offering of units of beneficial interest in Whiting USA Trust I (the “Trust”), selling 11,677,500 Trust units at $20.00 per Trust unit, providing net proceeds of $193.8 million after underwriters’ fees, offering expenses and post-close adjustments.  We used the net offering proceeds to repay a portion of the debt outstanding under our credit agreement.  The net proceeds from the sale of Trust units to the public resulted in a deferred gain on sale of $100.2 million.  Immediately prior to the closing of the offering, we conveyed a term net profits interest in certain of our oil and gas properties to the Trust in exchange for 13,863,889 Trust units.  We retained 15.8%, or 2,186,389 Trust units, of the total Trust units issued and outstanding.

The net profits interest entitles the Trust to receive 90% of the net proceeds from the sale of oil and natural gas production from the underlying properties.  The net profits interest will terminate at the time when 9.11 MMBOE have been produced and sold from the underlying properties.  This is the equivalent of 8.2 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such production pursuant to the net profits interest, and these reserve quantities are projected to be produced by August 31, 2018, based on the reserve report for the underlying properties as of December 31, 2009.  The conveyance of the net profits interest to the Trust consisted entirely of proved developed producing reserves of 8.2 MMBOE, as of the January 1, 2008 effective date, representing 3.3% of our proved reserves as of December 31, 2007, and 10.0%, or 4.2 MBOE/d, of our March 2008 average daily net production.  After netting our ownership of 2,186,389 Trust units, third-party public Trust unit holders receive 6.9 MMBOE of proved producing reserves, or 2.75% of our total year-end 2007 proved reserves, and 7.4%, or 3.1 MBOE/d, of our March 2008 average daily net production.

Business Strategy

Our goal is to generate meaningful growth in our net asset value per share for proved reserves by acquisition, exploitation and exploration of oil and gas projects with attractive rates of return on capital employed.  To date, we have pursued this goal through both the acquisition of reserves and continued field development in our core areas.  Because of our extensive property base, we are pursuing several economically attractive oil and gas opportunities to exploit and develop properties as well as explore our acreage positions for additional production growth and proved reserves.  Specifically, we have focused, and plan to continue to focus, on the following:

Pursuing High-Return Organic Reserve Additions.  The development of large resource plays such as our Williston Basin and Piceance Basin projects has become one of our central objectives.  We have assembled approximately 118,000 gross (69,600 net) acres on the eastern side of the Williston Basin in North Dakota in an active oil development play at our Sanish field area, where the Middle Bakken reservoir is oil productive.  As of February 15, 2010, we have participated in the drilling of 123 successful wells (88 operated) in our Sanish field acreage that had a combined net production rate of 12.6 MBOE/d during December 2009.

As of December 31, 2009, we have assembled 213,500 gross (127,800 net) acres in the Lewis & Clark Prospect in Golden Valley and Billings Counties, North Dakota.  Subsequent to year-end we assembled additional acreage, primarily in Stark County, North Dakota, which brings our total acreage position in the Lewis & Clark area to 320,000 gross (202,400 net) acres.  Through the end of 2009 we have drilled three horizontal wells into the Three Forks reservoir at Lewis & Clark and are very encouraged with the results.  We intend to further delineate this area with additional drilling in 2010.

With the acquisition of Equity Oil Company in 2004, we acquired mineral interests and federal oil and gas leases in the Piceance Basin of Colorado, where we have found the Iles and Williams Fork reservoirs (Mesaverde formation) to be gas productive at our Sulphur Creek field area and the Mesaverde formation to be gas productive at our Jimmy Gulch prospect area.

In May 2008 we acquired interests in the Flat Rock Gas field in Uintah County, Utah.  The main production in the Flat Rock field is from the Entrada formation.  In our Piceance projects and at the Flat Rock Gas field we have entered into 5-year fixed-price gas contracts at over $5.00 per Mcf to enhance the economics of further drilling and development in this area and thereby maintain the economic viability of this production.

Developing and Exploiting Existing Properties.  Our existing property base and our acquisitions over the past five years have provided us with numerous low-risk opportunities for exploitation and development drilling.  As of December 31, 2009, we have identified a drilling inventory of over 1,400 gross wells that we believe will add substantial production over the next five years.  Our drilling inventory consists of the development of our proved and non-proved reserves on which we have spent significant time evaluating the costs and expected results.  Additionally, we have several opportunities to apply and expand enhanced recovery techniques that we expect will increase proved reserves and extend the productive lives of our mature fields.  In 2005, we acquired two large oil fields, the Postle field, located in the Oklahoma Panhandle, and the North Ward Estes field, located in the Permian Basin of West Texas.  We have experienced and anticipate further significant production increases in these fields over the next four to seven years through the use of secondary and tertiary recovery techniques.  In these fields, we are actively injecting water and CO2 and executing extensive re-development, drilling and completion operations, as well as enhanced gas handling and treating capability.

Growing Through Accretive Acquisitions.  From 2004 to 2009, we completed 15 separate acquisitions of producing properties for estimated proved reserves of 230.7 MMBOE, as of the effective dates of the acquisitions.  Our experienced team of management, land, engineering and geoscience professionals has developed and refined an acquisition program designed to increase reserves and complement our existing properties, including identifying and evaluating acquisition opportunities, negotiating and closing purchases and managing acquired properties.  We intend to selectively pursue the acquisition of properties complementary to our core operating areas.

Disciplined Financial Approach.  Our goal is to remain financially strong, yet flexible, through the prudent management of our balance sheet and active management of commodity price volatility.  We have historically funded our acquisitions and growth activity through a combination of equity and debt issuances, bank borrowings and internally generated cash flow, as appropriate, to maintain our strong financial position.  From time to time, we monetize non-core properties and use the net proceeds from these asset sales to repay debt under our credit agreement.  To support cash flow generation on our existing properties and help ensure expected cash flows from acquired properties, we periodically enter into derivative contracts.  Typically, we use costless collars and fixed price gas contracts to provide an attractive base commodity price level.

Competitive Strengths

We believe that our key competitive strengths lie in our balanced asset portfolio, our experienced management and technical team and our commitment to effective application of new technologies.

Balanced, Long-Lived Asset Base.  As of December 31, 2009, we had interests in 9,616 gross (3,719 net) productive wells across approximately 1,059,500 gross (545,300 net) developed acres in our five core geographical areas.  We believe this geographic mix of properties and organic drilling opportunities, combined with our continuing business strategy of acquiring and exploiting properties in these areas, presents us with multiple opportunities in executing our strategy because we are not dependent on any particular producing regions or geological formations.  Our proved reserve life is approximately 13.6 years based on year-end 2009 proved reserves and 2009 production.

Experienced Management Team.  Our management team averages 26 years of experience in the oil and gas industry.  Our personnel have extensive experience in each of our core geographical areas and in all of our operational disciplines.  In addition, each of our acquisition professionals has at least 29 years of experience in the evaluation, acquisition and operational assimilation of oil and gas properties.

Commitment to Technology.  In each of our core operating areas, we have accumulated detailed geologic and geophysical knowledge and have developed significant technical and operational expertise.  In recent years, we have developed considerable expertise in conventional and 3-D seismic imaging and interpretation.  Our technical team has access to approximately 6,370 square miles of 3-D seismic data, digital well logs and other subsurface information.  This data is analyzed with advanced geophysical and geological computer resources dedicated to the accurate and efficient characterization of the subsurface oil and gas reservoirs that comprise our asset base.  In addition, our information systems enable us to update our production databases through daily uploads from hand held computers in the field.  With the acquisition of the Postle and North Ward Estes properties, we have assembled a team of 14 professionals averaging over 21 years of expertise managing CO2 floods.  This provides us with the ability to pursue other CO2 flood targets and employ this technology to add reserves to our portfolio.  This commitment to technology has increased the productivity and efficiency of our field operations and development activities.

In June 2009, we implemented a “Drill Well on Paper” (“DWOP”) process on our drilling program in the Sanish field in North Dakota.  This process involves everyone who partakes in the drilling of a well and analyzes what synergies exist to reduce the cost to drill a well.  The first step in the process is to determine the time required to drill a well assuming everything went right (drill the well on paper).  The next steps are how to apply this to drill the perfect well in the field.  Prior to starting the project the number of days from well spud to total depth averaged 38 days.  As of the end of February 2010, we have reduced drilling time by 11 days to an average of 27 days, resulting in meaningful cost reductions.  We will expand this program to all of our Sanish field rigs in 2010.

Proved, Probable and Possible Reserves

Our estimated proved, probable and possible reserves as of December 31, 2009 are summarized in the table below.  See “Reserves” in Item 2 of this Annual Report on Form 10-K for information relating to the uncertainties surrounding these reserve categories.

Permian Basin:	Oil (MMBbl)	Natural Gas (Bcf)	Total (MMBOE)	% of Total Proved	Future Capital Expenditures (In millions)
PDP	36.3	24.8	40.4	33%
PDNP	25.4	11.9	27.4	22%
PUD	50.6	29.5	55.5	45%
Total Proved	112.3	66.2	123.3	100%	$921.6
Total Probable	41.4	50.2	49.7		$338.0
Total Possible	89.8	13.5	92.1		$433.0

Rocky Mountains:
PDP	48.4	74.8	60.9	63%
PDNP	0.5	1.9	0.8	1%
PUD	21.3	82.7	35.1	36%
Total Proved	70.2	159.4	96.8	100%	$333.1
Total Probable	12.0	107.1	29.9		$357.5
Total Possible	69.9	130.7	91.7		$828.8

Mid-Continent:
PDP	28.6	13.1	30.8	79%
PDNP	1.5	0.5	1.6	4%
PUD	6.5	1.6	6.7	17%
Total Proved	36.6	15.2	39.1	100%	$107.7
Total Probable	2.3	0.0	2.3		$40.3
Total Possible	2.7	0.8	2.8		$33.6

Gulf Coast:
PDP	1.7	18.7	4.8	57%
PDNP	0.3	3.8	0.9	11%
PUD	0.3	14.1	2.7	32%
Total Proved	2.3	36.6	8.4	100%	$37.0
Total Probable	1.6	22.4	5.3		$56.5
Total Possible	3.5	30.4	8.6		$116.5

Michigan:
PDP	1.1	25.5	5.4	73%
PDNP	1.0	3.8	1.6	22%
PUD	0.3	0.7	0.4	5%
Total Proved	2.4	30.0	7.4	100%	$6.3
Total Probable	1.5	2.2	1.9		$13.4
Total Possible	0.7	9.5	2.3		$27.0

Total Company:
PDP	116.1	156.9	142.3	52%
PDNP	28.7	21.9	32.3	12%
PUD	79.0	128.6	100.4	36%
Total Proved	223.8	307.4	275.0	100%	$1,405.7
Total Probable	58.8	181.9	89.1		$805.7
Total Possible	166.6	184.9	197.5		$1,438.9

Marketing and Major Customers

We principally sell our oil and gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities.  In areas where there is no practical access to pipelines, oil is trucked to storage facilities.  During 2009, sales to Shell Western E&P, Inc., Plains Marketing LP and EOG Resources, Inc. accounted for 18%, 15% and 13%, respectively, of our total oil and natural gas sales.  During 2008, sales to Plains Marketing LP and Valero Energy Corporation accounted for 15% and 14%, respectively, of our total oil and natural gas sales.  During 2007, sales to Valero Energy Corporation and Plains Marketing LP accounted for 14% and 13%, respectively, of our total oil and natural gas sales.

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

The FERC implemented The Outer Continental Shelf Lands Act pertaining to transportation and pipeline issues, which requires that all pipelines operating on or across the outer continental shelf provide open access and non-discriminatory transportation service.  One of the FERC’s principal goals in carrying out this Act’s mandate is to increase transparency in the market to provide producers and shippers on the outer continental shelf with greater assurance of open access services on pipelines located on the outer continental shelf and non-discriminatory rates and conditions of service on such pipelines.

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

Pipeline safety is regulated at both state and federal levels.  After a final rule was implemented by the U.S. Department of Transportation on March 15, 2006 that defines and puts new safety requirements on gas gathering pipelines, we have screened our gas gathering lines and are implementing programs to comply with applicable requirements of this section.

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

Regulation of Production

The production of oil and gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations.  Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and periodic report submittals during operations.  All of the states in which we own and operate properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum allowable rates of production from oil and gas wells, the regulation of well spacing, and plugging and abandonment of wells.  The effect of these regulations is to limit the amount of oil and gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing.  Moreover, each state generally imposes a production or severance tax with respect to the production or sale of oil, gas and natural gas liquids within its jurisdiction.

Some of our offshore operations are conducted on federal leases that are administered by Minerals Management Service, or MMS, and Whiting is required to comply with the regulations and orders issued by MMS under the Outer Continental Shelf Lands Act.  Among other things, we are required to obtain prior MMS approval for any exploration plans we pursue and approval for our lease development and production plans.  MMS regulations also establish construction requirements for production facilities located on our federal offshore leases and govern the plugging and abandonment of wells and the removal of production facilities from these leases.  Under limited circumstances, MMS could require us to suspend or terminate our operations on a federal lease.

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

Environmental Regulations

General.  Our oil and gas exploration, development and production operations are subject to stringent federal, state and local laws and regulations governing the discharge or release of materials into the environment or otherwise relating to environmental protection.  Numerous governmental agencies, such as the U.S. Environmental Protection Agency (the “EPA”) issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or that may result in injunctive relief for failure to comply.  These laws and regulations may require the acquisition of a permit before drilling or facility construction commences, restrict the types, quantities and concentrations of various materials that can be released into the environment in connection with drilling and production activities, limit or prohibit project siting, construction, or drilling activities on certain lands located within wilderness, wetlands, ecologically sensitive and other protected areas, require remedial action to prevent pollution from former operations, such as plugging abandoned wells or closing pits, and impose substantial liabilities for unauthorized pollution resulting from our operations.  The EPA and analogous state agencies may delay or refuse the issuance of required permits or otherwise include onerous or limiting permit conditions that may have a significant adverse impact on our ability to conduct operations.  The regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects its profitability.

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

Resource Conservation Recovery Act.  The Resource Conservation and Recovery Act, also known as “RCRA,” is the principal federal statute governing the treatment, storage and disposal of hazardous wastes.  RCRA imposes stringent operating requirements and liability for failure to meet such requirements on a person who is either a “generator” or “transporter” of hazardous waste or on an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility.  RCRA and many state counterparts specifically exclude from the definition of hazardous waste “drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy”.  Therefore, a substantial portion of RCRA’s requirements do not apply to our operations because we generate minimal quantities of these hazardous wastes.  However, these exploration and production wastes may be regulated by state agencies as solid waste.  In addition, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils, may be regulated as hazardous waste.  Although we do not believe the current costs of managing our materials constituting wastes as they are presently classified to be significant, any repeal or modification of the oil and gas exploration and production exemption by administrative, legislative or judicial process, or modification of similar exemptions in analogous state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us, as well as our competitors, to incur increased operating expenses.

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

The EPA had regulations under the authority of the CWA that required certain oil and gas exploration and production projects to obtain permits for construction projects with storm water discharges.  However, the Energy Policy Act of 2005 nullified most of the EPA regulations that required storm water permitting of oil and gas construction projects.  There are still some state and federal rules that regulate the discharge of storm water from some oil and gas construction projects.  Costs may be associated with the treatment of wastewater and/or developing and implementing storm water pollution prevention plans.  The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of oil and other pollutants and impose liability on parties responsible for those discharges, for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.  In Section 40 CFR 112 of the regulations, the EPA promulgated the Spill Prevention, Control, and Countermeasure, or SPCC, regulations, which require certain oil containing facilities to prepare plans and meet construction and operating standards.  The SPCC regulations were revised in 2002 and required the amendment of SPCC plans and the modification of spill control devices at many facilities.  Since 2002 there have been numerous amendments and extensions for compliance with the 2002 rule and subsequent amendments.  On June 19, 2009, the EPA extended the compliance dates until November 10, 2010 to allow the industry to comply with the 2002 rule and subsequent amendments and the implementation of SPCC plans.  We believe that our operations comply in all material respects with the requirements of the CWA and state statutes enacted to control water pollution and that any amendment and subsequent implementation of our SPCC plans will be performed in a timely manner and not have a significant impact on our operations.

Clean Air Act.  The Clean Air Act restricts the emission of air pollutants from many sources, including oil and gas operations.  New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance.  More stringent regulations governing emissions of toxic air pollutants have been developed by the EPA and may increase the costs of compliance for some facilities.  We believe that we are in substantial compliance with all applicable air emissions regulations and that we hold or have applied for all permits necessary to our operations.

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

Employees

As of December 31, 2009, we had 481 full-time employees, including 29 senior level geoscientists and 45 petroleum engineers.  Our employees are not represented by any labor unions.  We consider our relations with our employees to be satisfactory and have never experienced a work stoppage or strike.

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

Furthermore, the continued economic slowdown worldwide has reduced worldwide demand for energy and resulted in lower oil and natural gas prices.  Oil and natural gas prices have fallen significantly since their third quarter 2008 levels.  For example, the daily average NYMEX oil price was $118.13 per Bbl for the third quarter of 2008, $58.75 per Bbl for the fourth quarter of 2008, and $61.93 per Bbl for 2009.  Similarly, daily average NYMEX natural gas prices have declined from $10.27 per Mcf for the third quarter of 2008 to $6.96 per Mcf for the fourth quarter of 2008 and $3.99 per Mcf for 2009.

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

The global recession and tight financial markets may have impacts on our business and financial condition that we currently cannot predict.

The current global recession and tight credit financial markets may have an impact on our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve.  Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have an impact on our flexibility to react to changing economic and business conditions.  The economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us.  Additionally, market conditions could have an impact on our commodity hedging arrangements if our counterparties are unable to perform their obligations or seek bankruptcy protection.

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

As of December 31, 2009, undeveloped reserves comprised 47% of the North Ward Estes field’s total estimated proved reserves and 18% of the Postle field’s total estimated proved reserves.  To fully develop these reserves, we expect to incur future development costs of $573.9 million at the North Ward Estes field and $44.4 million at the Postle field as of December 31, 2009.  Together, these fields encompass 56% of our total estimated future development costs of $1,103.2 million related to proved undeveloped reserves.  Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate.  In addition, the development of these reserves will require the use of enhanced recovery techniques, including water flood and CO2 injection installations, the success of which is less predictable than traditional development techniques.  Therefore, ultimate recoveries from these fields may not match current expectations.

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

Accounting rules require that we review periodically the carrying value of our oil and gas properties for possible impairment.  Based on specific market factors and circumstances at the time of prospective impairment reviews, which may include depressed oil and natural gas prices, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and gas properties.  For example, we recorded a $9.4 million impairment write-down during 2009 for the partial impairment of producing properties, primarily natural gas, in the Rocky Mountains region.  A write-down constitutes a non-cash charge to earnings.  We may incur additional impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.

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

You should not assume that the present value of future net revenues from our proved reserves, as referred to in this report, is the current market value of our estimated proved oil and natural gas reserves.  In accordance with SEC requirements, we generally base the estimated discounted future net cash flows from our proved reserves on 12-month average prices and current costs as of the date of the estimate.  Actual future prices and costs may differ materially from those used in the estimate.  If natural gas prices decline by $0.10 per Mcf, then the standardized measure of discounted future net cash flows of our estimated proved reserves as of December 31, 2009 would have decreased from $2,343.5 million to $2,335.5 million.  If oil prices decline by $1.00 per Bbl, then the standardized measure of discounted future net cash flows of our estimated proved reserves as of December 31, 2009 would have decreased from $2,343.5 million to $2,286.3 million.

Our debt level and the covenants in the agreements governing our debt could negatively impact our financial condition, results of operations, cash flows and business prospects.

As of December 31, 2009, we had $160.0 million in borrowings and $0.3 million in letters of credit outstanding under Whiting Oil and Gas Corporation’s credit agreement with $939.7 million of available borrowing capacity, as well as $620.0 million of senior subordinated notes outstanding.  We are permitted to incur additional indebtedness, provided we meet certain requirements in the indentures governing our senior subordinated notes and Whiting Oil and Gas Corporation’s credit agreement.

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

The oil and gas industry is capital intensive.  We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration, development, production and acquisition of oil and natural gas reserves.  To date, we have financed capital expenditures through a combination of equity and debt issuances, bank borrowings and internally generated cash flows.  We intend to finance future capital expenditures with cash flow from operations and existing financing arrangements.  Our cash flow from operations and access to capital is subject to a number of variables, including:

•	our proved reserves;
•	the level of oil and natural gas we are able to produce from existing wells;
•	the prices at which oil and natural gas are sold;
•	the costs of producing oil and natural gas; and
•	our ability to acquire, locate and produce new reserves.

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

We have specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage.  As of December 31, 2009, we had identified a drilling inventory of over 1,400 gross drilling locations.  These scheduled drilling locations represent a significant part of our growth strategy.  Our ability to drill and develop these locations depends on a number of uncertainties, including oil and natural gas prices, the availability of capital, costs of oil field goods and services, drilling results, ability to extend drilling acreage leases beyond expiration, regulatory approvals and other factors.  Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or gas from these or any other potential drilling locations.  As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

We have been an early entrant into new or emerging plays.  As a result, our drilling results in these areas are uncertain, and the value of our undeveloped acreage will decline and we may incur impairment charges if drilling results are unsuccessful.

While our costs to acquire undeveloped acreage in new or emerging plays have generally been less than those of later entrants into a developing play, our drilling results in these areas are more uncertain than drilling results in areas that are developed and producing.  Since new or emerging plays have limited or no production history, we are unable to use past drilling results in those areas to help predict our future drilling results.  Therefore, our cost of drilling, completing and operating wells in these areas may be higher than initially expected, and the value of our undeveloped acreage will decline if drilling results are unsuccessful.  Furthermore, if drilling results are unsuccessful, we may be required to write down the carrying value of our undeveloped acreage in new or emerging plays.  For example, during the fourth quarter of 2008, we recorded a $10.9 million non-cash charge for the partial impairment of unproved properties in the central Utah Hingeline play.  We may also incur such impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.  Additionally, our rights to develop a portion of our undeveloped acreage may expire if not successfully developed or renewed.  See “Acreage” in Item 2 of this Annual Report on Form 10-K for more information relating to the expiration of our rights to develop undeveloped acreage.

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

Our business strategy includes a continuing acquisition program.  From 2004 through 2009, we completed 15 separate acquisitions of producing properties with a combined purchase price of $1,889.9 million for estimated proved reserves as of the effective dates of the acquisitions of 230.7 MMBOE.  The successful acquisition of producing properties requires assessments of many factors, which are inherently inexact and may be inaccurate, including the following:

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

We enter into hedging transactions of our oil and natural gas production to reduce our exposure to fluctuations in the price of oil and natural gas.  Our hedging transactions to date have consisted of financially settled crude oil and natural gas forward sales contracts, primarily costless collars, placed with major financial institutions.  As of February 16, 2010, we had contracts, which include our 24.2% share of the Whiting USA Trust I hedges, covering the sale for 2010 of between 565,910 and 650,643 barrels of oil per month and between 39,445 and 43,295 MMBtu of natural gas per month.  All our oil hedges will expire by November 2013, and all our natural gas hedges will expire by December 2012.  See “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of this Annual Report on Form 10-K for pricing and a more detailed discussion of our hedging transactions.

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

To a large extent, we depend on the services of our senior management and technical personnel.  The loss of the services of our senior management or technical personnel, including James J. Volker, our Chairman, President and Chief Executive Officer; James T. Brown, our Senior Vice President; Rick A. Ross, our Vice President, Operations; Peter W. Hagist, our Vice President, Permian Operations; J. Douglas Lang, our Vice President, Reservoir Engineering/Acquisitions; David M. Seery, our Vice President, Land; Michael J. Stevens, our Vice President and Chief Financial Officer; or Mark R. Williams, our Vice President, Exploration and Development, could have a material adverse effect on our operations. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals.

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

Summary of Oil and Gas Properties and Projects

Permian Basin Region

Our Permian Basin operations include assets in Texas and New Mexico.  As of December 31, 2009, the Permian Basin region contributed 123.3 MMBOE (91% oil) of estimated proved reserves to our portfolio of operations, which represented 45% of our total estimated proved reserves and contributed 11.7 MBOE/d of average daily production in December 2009.

North Ward Estes Field.  The North Ward Estes field includes six base leases with 100% working interest in approximately 58,000 gross and net acres in Ward and Winkler Counties, Texas.  The Yates Formation at 2,600 feet is the primary producing zone with additional production from other zones including the Queen at 3,000 feet.  In the North Ward Estes field, the estimated proved reserves as of December 31, 2009 were 30% PDP, 23% PDNP and 47% PUD.

The North Ward Estes field is responding positively to our water and CO2 floods, which we initiated in May 2007.  As of December 31, 2009, we were injecting 204 MMcf/d of CO2 in this field.  Production from the field has increased 8% from 6.6 MBOE/d in December 2008 to 7.1 MBOE/d in December 2009.  In this field, we are developing new and reactivated wells for water and CO2 injection and production purposes.

Rocky Mountain Region

Our Rocky Mountain operations include assets in the states of North Dakota, Montana, Colorado, Utah, Wyoming and California.  As of December 31, 2009, our estimated proved reserves in the Rocky Mountain region were 96.8 MMBOE (73% oil), which represented 35% of our total estimated proved reserves and contributed 30.3 MBOE/d of average daily production in December 2009.

Sanish Field.  Our Sanish area in Mountrail County, North Dakota encompasses approximately 118,000 gross (69,600 net) acres.  December 2009 net production in the Sanish field averaged 12.6 MBOE/d, a 68% increase from 7.5 MBOE/d in December 2008.  As of February 15, 2010, we have participated in 123 wells (88 operated) in the Sanish field, of which 103 are producing, ten are in the process of completion and ten are being drilled.  Of these operated wells, 38 were completed in 2009.  In order to process the produced gas stream from the Sanish wells, we constructed and brought on-line the Robinson Lake Gas Plant.  The first phase of this plant began processing gas in May 2008, and in December 2008 we completed the construction of the second phase.  We completed the installation of the 17-mile oil line connecting the Sanish field to the Enbridge pipeline in Stanley, North Dakota in late December 2009.  The pipeline is currently moving approximately 10,000 Bbls of oil per day.  We expect to have all of our net operated oil production in the pipeline upon completion of Enbridge’s tank facility at Stanley, which is expected to occur in June 2010.

Parshall Field.  Immediately east of the Sanish field is the Parshall field, where we own interests in approximately 74,900 gross (18,400 net) acres.  Our net production from the Parshall field averaged 6.4 MBOE/d in December 2009, a 4% decrease from 6.7 MBOE/d in December 2008.  As of February 15, 2010, we have participated in 114 Bakken wells in the Parshall field, the majority of which are operated by EOG Resources, Inc., of which 111 are producing and three are in the process of completion.  Of these wells, 28 were completed in 2009.

Lewis & Clark Prospect.  As of December 31, 2009, we have assembled approximately 213,500 gross (127,800 net) acres in our Lewis & Clark prospect along the Bakken Shale pinch-out in the southern Williston Basin.  Subsequent to year-end we assembled additional acreage, primarily in Stark County, North Dakota, which brings our total acreage position in the Lewis & Clark area to 320,000 gross (202,400 net) acres.  In this area, the Upper Bakken shale is thermally mature, moderately over-pressured, and we believe that it has charged reservoir zones within the immediately underlying Three Forks formation.

Flat Rock Field.  We acquired the Flat Rock Field in May 2008 and took over operations June 1, 2008.  In the Flat Rock field area in Uintah County, Utah, we have an acreage position consisting of approximately 22,000 gross (11,500 net) acres.  We currently have one active drilling rig operating in the field.

Sulphur Creek Field.  In the Sulphur Creek field in Rio Blanco County, Colorado in the Piceance Basin, we own approximately 10,200 gross (4,500 net) acres in the Sulphur Creek field area.

Mid-Continent Region

Our Mid-Continent operations include assets in Oklahoma, Arkansas and Kansas.  As of December 31, 2009, the Mid-Continent region contributed 39.1 MMBOE (94% oil) of proved reserves to our portfolio of operations, which represented 14% of our total estimated proved reserves and contributed 9.3 MBOE/d of average daily production in December 2009.  The majority of the proved value within our Mid-Continent operations is related to properties in the Postle field.

Postle Field.  The Postle field, located in Texas County, Oklahoma, includes five producing units and one producing lease covering a total of approximately 25,600 gross (24,200 net) acres.  Four of the units are currently active CO2 enhanced recovery projects.  Our expansion of the CO2 flood at the Postle field continues to generate positive results.  As of December 31, 2009, we were injecting 140 MMcf/d of CO2 in this field.  Production from the field has increased 30% from a net 7.1 MBOE/d in December 2008 to a net 9.2 MBOE/d in December 2009.  Operations are underway to expand CO2 injection into the northern part of the fourth unit, HMU, and to optimize flood patterns in the existing CO2 floods.  These expansion projects include the restoration of shut-in wells and the drilling of new producing and injection wells.  In the Postle field, the estimated proved reserves as of December 31, 2009 were 78% PDP, 4% PDNP and 18% PUD.

We are the sole owner of the Dry Trails Gas Plant located in the Postle field.  This gas processing plant utilizes a membrane technology to separate CO2 gas from the produced wellhead mixture of hydrocarbon and CO2 gas so that the CO2 gas can be re-injected into the producing formation.

In addition to the producing assets and processing plant, we have a 60% interest in the 120-mile TransPetco operated CO2 transportation pipeline, thereby assuring the delivery of CO2 to the Postle field at a fair tariff.  A long-term CO2 purchase agreement was executed in 2005 to provide the necessary CO2 for the expansion planned in the field.

Gulf Coast Region

Our Gulf Coast operations include assets located in Texas, Louisiana and Mississippi.  As of December 31, 2009, the Gulf Coast region contributed 8.4 MMBOE (27% oil) of proved reserves to our portfolio of operations, which represented 3% of our total estimated proved reserves and contributed 3.0 MBOE/d of average daily production in December 2009.

Edwards Trend.  We own acreage in the Nordheim, Word North, Yoakum, Kawitt, Sweet Home, and Three Rivers fields along the Edwards Trend in Karnes, Dewitt, Live Oak, and Lavaca Counties, Texas.  In 2007, we farmed out the Kawitt and Nordheim lease position (12,000 net acres) to another operator who is developing the Edwards Trend with horizontal wellbores.  Under the terms of this agreement, we were carried on all drilling and completion costs on four Edwards Trend wells, and Whiting maintained a 16.67% working interest in the completed wells.  Going forward, we had the option to participate upfront for a 25% working interest in additional Edwards wells to be drilled or elect to take the 25% working interest after payout has occurred.  To date, we have elected to take a 25% after payout working interest in seven wells drilled under this farmout.  We anticipate three more wells to be proposed in 2010 which will fully develop the acreage under the agreement.  This agreement thereby allowed us to maintain a working interest in an expiring acreage position, which is now held by production, and furthermore our acreage position in this area has upside potential in the Eagle Ford shale that lies just above the Edwards Trend.

Michigan Region

As of December 31, 2009, our estimated proved reserves in the Michigan region were 7.4 MMBOE (32% oil), and our December 2009 daily production averaged 2.3 MBOE/d.  Production in Michigan can be divided into two groups.  The majority of the reserves are in non-operated Antrim Shale wells located in the northern part of the state.  The remainder of the Michigan reserves are typified by more conventional oil and gas production located in the central and southern parts of the state.  We also operate the West Branch and Reno gas processing plants.  The West Branch Plant gathers production from the Clayton unit, West Branch field and other smaller fields.

Marion 3-D Project.  The Marion Prospect, located in Missauke, Clare and Oceola Counties, Michigan, covers approximately 16,000 gross (14,700 net) acres.  Our analysis of seismic data has identified two drillable prospects, and we are currently formulating our drilling plans for this area.

Reserves

As of December 31, 2009, all of our oil and gas reserves are attributable to properties within the United States.  A summary of our oil and gas reserves as of December 31, 2009 based on average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2009) is as follows:

Summary of Oil and Gas Reserves as of Fiscal-Year End Based on Average Fiscal-Year Prices
	Oil (MBbl)	Natural Gas (MMcf)	Total (MBOE)
Proved reserves
Developed	144,813	178,782	174,610
Undeveloped	78,983	128,611	100,419

Total proved—December 31, 2009	223,796	307,393	275,029

Probable reserves
Developed	1,360	9,844	3,000
Undeveloped	57,463	172,045	86,138

Total probable—December 31, 2009	58,823	181,889	89,138

Possible reserves
Developed	22,728	9,254	24,270
Undeveloped	143,912	175,656	173,188

Total possible—December 31, 2009	166,640	184,910	197,458

Proved reserves.  Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

In 2009, total extensions and discoveries of 32.1 MMBOE were primarily attributable to successful drilling in the Sanish and Parshall fields and related proved undeveloped well locations added during the year, which in turn extended the proved acreage in those areas.

In 2009, revisions to previous estimates increased proved developed and undeveloped reserves by a net amount of 23.1 MMBOE.  Included in these revisions were (i) 17.3 MMBOE of net upward adjustments caused by higher crude oil prices incorporated into our reserve estimates at December 31, 2009 as compared to December 31, 2008 that were partially offset by lower natural gas prices as of December 31, 2009, and (ii) 5.8 MMBOE of net upward adjustments attributable to reservoir analysis and well performance.  The liquids component of the 5.8 MMBOE revision consisted of a 14.8 MMBOE increase that was primarily related to North Ward Estes, where additional field areas are now planned for CO2 injection and where the total amount of CO2 planned for injection into previously identified flood pattern areas has been increased.  The gas component of the 5.8 MMBOE revision consisted of a 9.0 MMBOE decrease that was primarily related to the Sulphur Creek field, where reserve assignments for proved developed producing as well as proved undeveloped well locations were adjusted downward to reflect the current performance of producing wells.

Proved undeveloped reserves.  From December 31, 2008 to December 31, 2009, our proved undeveloped reserves (“PUDs”) increased 26% or 20.4 MMBOE.  This increase in proved undeveloped reserves was primarily attributable to additional PUDs estimated at the Sanish and Parshall fields as well as the North Ward Estes field.  The Sanish and Parshall field PUD extensions resulted from our significant drilling activity in those areas during 2009 and the related proved undeveloped well locations therefore added.  The additional PUDs estimated at North Ward Estes in 2009 related to new field areas now planned for CO2 injection and to previously identified flood pattern areas where the total CO2 planned for injection has now been increased.  These PUD increases were partially offset by (i) 3.1 MMBOE in PUDs that were removed from the proved undeveloped reserve category pursuant to the new SEC rules on oil and gas reserve estimation, which in most cases disallow proved undeveloped reserves to remain in the PUD category for a period of more than 5 years, and (ii) 5.5 MMBOE of PUDs that were converted into proved developed reserves due to 39 proved undeveloped well locations that were drilled and placed on production during 2009.  We incurred $69.9 million in capital expenditures, or $12.71 per BOE, to drill and bring on-line these 39 PUD locations.

The quantities of PUDs that remain undeveloped after having been disclosed as proved undeveloped reserves for a period of five years or more are insignificant as of December 31, 2009.  However, we do have material quantities of proved undeveloped reserves at our North Ward Estes field that will remain in the PUD category for periods extending beyond five years.  Due to the large areal extent of the field, the CO2 enhanced recovery project will progress through the field in a sequential manner as earlier injection areas are completed and new injection areas are initiated.  This staged development is necessary to allow efficient use of purchased and recycled CO2 as well as to enable facilities to be properly sized for the most economical operation of the field.

Probable reserves.  Estimates of probable developed and undeveloped reserves are inherently imprecise.  When producing an estimate of the amount of oil and gas that is recoverable from a particular reservoir, an estimated quantity of probable reserves is an estimate that is as likely as not to be achieved.  Estimates of probable reserves are also continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

We use deterministic methods to estimate probable reserve quantities, and when deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves.  Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion.  Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir.  Probable reserves estimates also include potential incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proved reserves.

Reductions in probable reserves during 2009 were primarily attributable to probable reserves in the Sanish and Parshall fields that were converted into proved reserves and therefore transferred out of the probable reserve category into proved.  In addition, the participation agreement that we entered into in 2009 to farmout a portion of our interest in 26 units in the western part of our Sanish field also decreased our probable reserve quantities during 2009.

Possible reserves.  Estimates of possible developed and undeveloped reserves are also inherently imprecise.  When producing an estimate of the amount of oil and gas that is recoverable from a particular reservoir, an estimated quantity of possible reserves is an estimate that might be achieved, but only under more favorable circumstances than are likely.  Estimates of possible reserves are also continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

We use deterministic methods to estimate possible reserve quantities, and when deterministic methods are used to estimate possible reserve quantities, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves.  Possible reserves may be assigned to areas of a reservoir adjacent to probable reserves where data control and interpretations of available data are progressively less certain.  Frequently, this will be in areas where geoscience and engineering data are unable to define clearly the area and vertical limits of commercial production from the reservoir by a defined project.  Possible reserves also include incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than the recovery quantities assumed for probable reserves.

Possible reserves may be assigned where geoscience and engineering data identify directly adjacent portions of a reservoir within the same accumulation that may be separated from proved areas by faults with displacement less than formation thickness or other geological discontinuities and that have not been penetrated by a wellbore, and we believe that such adjacent portions are in communication with the known (proved) reservoir.  Possible reserves may be assigned to areas that are structurally higher or lower than the proved area if these areas are in communication with the proved reservoir.

Possible reserves increased during 2009 primarily due to (i) North Ward Estes where additional field areas are now planned for CO2 injection and where the total amount of CO2 planned for injection into previously identified flood pattern areas has been increased, and (ii) the Sanish and Parhsall fields where additional possible reserves were estimated for continued development of the Bakken formation and the anticipated development of the Three Forks formations.

Preparation of reserves estimates.

The Company maintains adequate and effective internal controls over the reserve estimation process as well as the underlying data upon which reserve estimates are based.  The primary inputs to the reserve estimation process are comprised of technical information, financial data, ownership interests and production data.  All field and reservoir technical information, which is updated annually, is assessed for validity when the reservoir engineers hold technical meetings with geoscientists, operations and land personnel to discuss field performance and to validate future development plans.  Current revenue and expense information is obtained from the Company’s accounting records, which are subject to external quarterly reviews, annual audits and their own set of internal controls over financial reporting.  Internal controls over financial reporting are assessed for effectiveness annually using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  All current financial data such as commodity prices, lease operating expenses, production taxes and field commodity price differentials are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete.  The Company’s current ownership in mineral interests and well production data are also subject to the aforementioned internal controls over financial reporting, and they are incorporated in the reserve database as well and verified to ensure their accuracy and completeness.  Once the reserve database has been entirely updated with current information, and all relevant technical support material has been assembled, Whiting’s independent engineering firm Cawley, Gillespie & Associates, Inc. (“CG&A”) meets with Whiting’s technical personnel in the Company’s Denver and Midland offices to review field performance and future development plans in order to further verify their validity.  Following these reviews the reserve database is furnished to CG&A so that they can prepare their independent reserve estimates and final report.  Access to the Company’s reserve database is restricted to specific members of the reservoir engineering department.

CG&A is a Texas Registered Engineering Firm.  Our primary contact at CG&A is Mr. Robert Ravnaas, Executive Vice President.  Mr. Ravnaas is a State of Texas Licensed Professional Engineer.  See Exhibit 99.2 of this Annual Report on Form 10-K for the Report of Cawley, Gillespie & Associates, Inc. and further information regarding the professional qualifications of Mr. Ravnaas.

Our Vice President of Reservoir Engineering/ Acquisitions is responsible for overseeing the preparation of the reserves estimates.  He has over 36 years of experience, the majority of which has involved reservoir engineering and reserve estimation, holds a Bachelor’s Degree in Petroleum Engineering from the University of Wyoming, holds an MBA from the University of Denver and is a registered Professional Engineer.  He has also served on the national Board of Directors of the Society of Petroleum Evaluation Engineers.

Acreage

The following table summarizes gross and net developed and undeveloped acreage by state at December 31, 2009.  Net acreage is our percentage ownership of gross acreage.  Acreage in which our interest is limited to royalty and overriding royalty interests is excluded.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross**	Net**	Gross	Net
California	32,929	8,951	-	-	32,929	8,951
Colorado	40,284	18,571	22,205	7,489	62,489	26,060
Louisiana	47,457	10,718	4,304	2,294	51,761	13,012
Michigan	140,825	63,510	40,673	24,128	181,498	87,638
Montana	42,382	13,875	8,753	4,227	51,135	18,102
North Dakota	313,022	155,742	307,712	178,141	620,734	333,883
Oklahoma	91,428	59,781	772	471	92,200	60,252
Texas	216,109	135,818	52,189	41,751	268,298	177,569
Utah	23,090	14,162	257,566	61,650	280,656	75,812
Wyoming	96,955	55,496	75,638	50,365	172,593	105,861
Other*	15,063	8,703	3,524	1,674	18,587	10,377
Total	1,059,544	545,327	773,336	372,190	1,832,880	917,517

*	Other includes Alabama, Arkansas, Kansas, Mississippi and New Mexico.
**
Out of a total of approximately 773,300 gross (372,200 net) undeveloped acres as of December 31, 2009, the portion of our net undeveloped acres that is subject to expiration over the next three years, if not successfully developed or renewed, is approximately 14% in 2010, 18% in 2011, and 8% in 2012.

Production History

The following table presents historical information about our produced oil and gas volumes:

	Year Ended December 31,
	2009	2008	2007
Oil production (MMBbls)	15.4	12.4	9.6
Natural gas production (Bcf)	29.3	30.4	30.8
Total production (MMBOE)	20.3	17.5	14.7
Daily production (MBOE/d)	55.5	47.9	40.3
North Ward Estes field production (1)
Oil production (MMBbls)	2.2	1.9	1.6
Natural gas production (Bcf)	0.6	1.2	1.8
Total production (MMBOE)	2.3	2.1	2.0
Average sales prices (including transfers):
Oil (per Bbl)	$52.51	$86.99	$64.57
Natural gas (per Mcf)	$3.75	$7.68	$6.19
Average production costs:
Production costs (per BOE) (2)	$11.10	$12.81	$13.08

(1)	The North Ward Estes field was our only field that contained 15% or more of our total proved reserve volumes as of December 31, 2009.
(2)
Production costs reported above exclude from lease operating expenses ad valorem taxes of $12.2 million ($0.61 per BOE), $16.8 million ($0.96 per BOE), and $16.5 million ($1.12 per BOE) for the years ended December 31, 2009, 2008 and 2007, respectively.

Productive Wells

The following table summarizes gross and net productive oil and natural gas wells by region at December 31, 2009.  A net well is our percentage ownership of a gross well.  Wells in which our interest is limited to royalty and overriding royalty interests are excluded.

	Oil Wells		Natural Gas Wells		Total Wells(1)
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	4,030	1,772	395	132	4,425	1,904
Rocky Mountains	2,199	481	481	262	2,680	743
Mid-Continent	568	358	201	83	769	441
Gulf Coast	95	51	470	122	565	173
Michigan	78	41	1,099	417	1,177	458
Total	6,970	2,703	2,646	1,016	9,616	3,719

(1)	133 wells are multiple completions. These 133 wells contain a total of 326 completions. One or more completions in the same bore hole are counted as one well.

We have an interest in or operate 16 enhanced oil recovery projects, which include both secondary (waterflood) and tertiary (CO2 injection) recovery efforts, and aggregate production from such enhanced oil recovery fields averaged 17.3 MBOE/d during 2009 or 31.2% of our 2009 daily production.  For these areas, we need to use enhanced recovery techniques in order to maintain oil and gas production from these fields.

Drilling Activity

We are engaged in numerous drilling activities on properties presently owned and intend to drill or develop other properties acquired in the future.  As of December 31, 2009, we were drilling five gross (2.7 net) wells in the Sanish field and one gross and net well in the Flat Rock field.  All of these wells were intended to be productive wells rather than service wells.

The following table sets forth our drilling activity for the last three years.  A dry well is an exploratory, development or extension well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.  A productive well is an exploratory, development or extension well that is not a dry well.  The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities of reserves found.

	Gross Wells			Net Wells
	Productive	Dry	Total	Productive	Dry	Total
2009:
Development	137	4	141	50.2	2.6	52.8
Exploratory	1	3	4	0.9	2.5	3.4
Total	138	7	145	51.1	5.1	56.2
2008:
Development	283	20	303	113.3	9.2	122.5
Exploratory	2	3	5	1.9	1.3	3.2
Total	285	23	308	115.2	10.5	125.7
2007:
Development	262	5	267	128.6	3.8	132.4
Exploratory	9	1	10	6.1	0.1	6.2
Total	271	6	277	134.7	3.9	138.6

As of December 31, 2009, six operated drilling rigs and 32 operated workover rigs were active on our properties.  We were also participating in the drilling of three non-operated wells, two of which are located in the Parshall field and one in the Gulf Coast area.  The breakdown of our operated rigs is as follows:

Region	Drilling	Workover
Rocky Mountain	6	7
Permian	-	4
Mid-Continent/Michigan	-	1
North Ward Estes	-	19
Postle	-	1
Gulf Coast	-	-
Total	6	32

Delivery Commitments

Our production sales agreements contain customary terms and conditions for the oil and natural gas industry, generally provide for sales based on prevailing market prices in the area, and generally have terms of one year or less.  We have also entered into physical delivery contracts which require us to deliver fixed volumes of natural gas.  As of December 31, 2009, we had delivery commitments of 9.8 Bcf (or 34% of total 2009 natural gas production), 9.1 Bcf (31%) and 5.3 Bcf (18%) for the years ended December 31, 2010, 2011 and 2012, respectively.  These contracts were related to production at our Boies Ranch prospect in Rio Blanco County, Colorado, at our Antrim Shale wells in Michigan and at our Flat Rock field in Uintah County, Utah.  We believe our production and reserves are adequate to meet these delivery commitments.  See “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of this Annual Report on Form 10-K for more information about these contracts.

Item 3.	Legal Proceedings

Whiting is subject to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.  It is management’s opinion that all claims and litigation we are involved in are not likely to have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Item 4.	Reserved

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of February 15, 2010, regarding the executive officers of Whiting Petroleum Corporation:

Name	Age	Position
James J. Volker	63	Chairman, President and Chief Executive Officer
James T. Brown	57	Senior Vice President
Bruce R. DeBoer	57	Vice President, General Counsel and Corporate Secretary
Heather M. Duncan	39	Vice President, Human Resources
Jack R. Ekstrom	63	Vice President, Corporate and Government Relations
J. Douglas Lang	60	Vice President, Reservoir Engineering/Acquisitions
Rick A. Ross	51	Vice President, Operations
David M. Seery	55	Vice President, Land
Michael J. Stevens	44	Vice President and Chief Financial Officer
Mark R. Williams	53	Vice President, Exploration and Development
Brent P. Jensen	40	Controller and Treasurer

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

James T. Brown joined us in May 1993 as a consulting engineer.  In March 1999, he became Operations Manager, in January 2000, he became Vice President of Operations, and in May 2007, he became Senior Vice President.  Mr. Brown has over 30 years of oil and gas experience in the Rocky Mountains, Gulf Coast, California and Alaska.  Mr. Brown is a graduate of the University of Wyoming, with a Bachelor’s Degree in civil engineering, and the University of Denver, with an MBA.

Bruce R. DeBoer joined us as our Vice President, General Counsel and Corporate Secretary in January 2005.  From January 1997 to May 2004, Mr. DeBoer served as Vice President, General Counsel and Corporate Secretary of Tom Brown, Inc., an independent oil and gas exploration and production company.  Mr. DeBoer has over 25 years of experience in managing the legal departments of several independent oil and gas companies.  He holds a Bachelor of Science Degree in Political Science from South Dakota State University and received his J.D. and MBA degrees from the University of South Dakota.

Heather M. Duncan joined us in February 2002 as Assistant Director of Human Resources and in January 2003 became Director of Human Resources.  In January 2008, she was appointed Vice President of Human Resources.  Ms. Duncan has 13 years of human resources experience in the oil and gas industry.  She holds a Bachelor of Arts Degree in Anthropology and an MBA from the University of Colorado.  She is a certified Senior Professional in Human Resources.

Jack R. Ekstrom joined us in October 2008 as Executive Director, Corporate Communications and Investor Relations, and became Vice President, Corporate and Government Relations in January 2010.  From 2004 to 2008, Mr. Ekstrom served as the Director of Government Affairs for Pioneer Natural Resources, an independent oil and gas exploration and production company.  Prior to this he served as the Director of Government Affairs for Evergreen Resources and Forest Oil.  He has 35 years of experience in the oil and gas industry.  Mr. Ekstrom is a Director of the Colorado Oil & Gas Association and the Independent Petroleum Association of Mountain States, and is a past chairman of the Western Business Roundtable and past president of the Denver Petroleum Club.  He holds a Bachelor of Arts Degree in Communications from Augustana College in Rock Island, Illinois.

J. Douglas Lang joined us in December 1999 as Senior Acquisition Engineer and became Manager of Acquisitions and Reservoir Engineering in January 2004 and Vice President—Reservoir Engineering/ Acquisitions in October 2004.  His over 36 years of acquisition and reservoir engineering experience has included staff and managerial positions with Amoco, Petro-Lewis, General Atlantic Resources, UMC Petroleum and Ocean Energy.  Mr. Lang holds a Bachelor’s Degree in Petroleum Engineering from the University of Wyoming and an MBA from the University of Denver.  He is a registered Professional Engineer and has served on the national Board of Directors of the Society of Petroleum Evaluation Engineers.

Rick A. Ross joined us in March 1999 as an Operations Manager.  In May 2007, he became Vice President of Operations.  Mr. Ross has 27 years of oil and gas experience, including 17 years with Amoco Production Company where he served in various technical and managerial positions.  Mr. Ross holds a Bachelor of Science Degree in Mechanical Engineering from the South Dakota School of Mines and Technology.  He is a registered Professional Engineer and is currently Chairman of the North Dakota Petroleum Council.

David M. Seery joined us as our Manager of Land in July 2004 as a result of our acquisition of Equity Oil Company, where he was Manager of Land and Manager of Equity’s Exploration Department, positions he had held for more than five years.  He became our Vice President of Land in January 2005.  Mr. Seery has 29 years of land experience including staff and managerial positions with Marathon Oil Company.  Mr. Seery holds a Bachelor of Science Degree in Business Administration from the University of Montana.

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

Mark R. Williams joined us in December 1983 as Exploration Geologist and has been Vice President of Exploration and Development since December 1999.  He has 27 years of domestic and international experience in the oil and gas industry.  Mr. Williams holds a Master’s Degree in geology from the Colorado School of Mines and a Bachelor’s Degree in geology from the University of Utah.

Brent P. Jensen joined us in August 2005 as Controller, and he became Controller and Treasurer in January 2006.  He was previously with PricewaterhouseCoopers L.L.P. in Houston, Texas, where he held various positions in their oil and gas audit practice since 1994, which included assignments of four years in Moscow, Russia and three years in Milan, Italy.  He has 16 years of oil and gas accounting experience and is a Certified Public Accountant.  Mr. Jensen holds a Bachelor of Arts degree from the University of California, Los Angeles.

Executive officers are elected by, and serve at the discretion of, the Board of Directors.  There are no family relationships between any of our directors or executive officers.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Whiting Petroleum Corporation’s common stock is traded on the New York Stock Exchange under the symbol “WLL”.  The following table shows the high and low sale prices for our common stock for the periods presented.

	High	Low
Fiscal Year Ended December 31, 2009
Fourth Quarter (Ended December 31, 2009)	$75.65	$52.67
Third Quarter (Ended September 30, 2009)	$59.41	$29.77
Second Quarter (Ended June 30, 2009)	$49.94	$24.54
First Quarter (Ended March 31, 2009)	$44.99	$19.26
Fiscal Year Ended December 31, 2008
Fourth Quarter (Ended December 31, 2008)	$69.58	$24.36
Third Quarter (Ended September 30, 2008)	$112.42	$62.09
Second Quarter (Ended June 30, 2008)	$108.53	$63.07
First Quarter (Ended March 31, 2008)	$66.19	$44.60

On February 15, 2010, there were 691 holders of record of our common stock.

We have not paid any dividends on our common stock since we were incorporated in July 2003, and we do not anticipate paying any such dividends on our common stock in the foreseeable future.  We currently intend to retain future earnings, if any, to finance the expansion of our business.  Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our financial position, cash flows, results of operations, capital requirements and investment opportunities.  Except for limited exceptions, which include the payment of dividends on our 6.25% convertible perpetual preferred stock, our credit agreement restricts our ability to make any dividends or distributions on our common stock.  Additionally, the indentures governing our senior subordinated notes contain restrictive covenants that may limit our ability to pay cash dividends on our common stock and our 6.25% convertible perpetual preferred stock.

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

The following graph compares on a cumulative basis changes since December 31, 2004 in (a) the total stockholder return on our common stock with (b) the total return on the Standard & Poor’s Composite 500 Index and (c) the total return on the Dow Jones US Oil Companies, Secondary Index.  Such changes have been measured by dividing (a) the sum of (i) the amount of dividends for the measurement period, assuming dividend reinvestment, and (ii) the difference between the price per share at the end of and the beginning of the measurement period, by (b) the price per share at the beginning of the measurement period.  The graph assumes $100 was invested on December 31, 2004 in our common stock, the Standard & Poor’s Composite 500 Index and the Dow Jones US Oil Companies, Secondary Index.

Whiting Petroleum Corporation
Standard & Poor's Composite 500 Index
Dow Jones US Oil Companies, Secondary Index
DOLLARS
300
250
200
150
100
50
0
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Whiting Petroleum Corporation	$100	$132	$154	$191	$111	$236
Standard & Poor’s Composite 500 Index	100	103	117	121	75	92
Dow Jones US Oil Companies, Secondary Index	100	164	172	245	145	202

Item 6.	Selected Financial Data

The consolidated statements of income and statements of cash flows information for the years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet information at December 31, 2009 and 2008 are derived from our audited financial statements included elsewhere in this report.  The consolidated statements of income and statements of cash flows information for the years ended December 31, 2006 and 2005 and the consolidated balance sheet information at December 31, 2007, 2006 and 2005 are derived from audited financial statements that are not included in this report.  Our historical results include the results from our recent acquisitions beginning on the following dates: Additional interests in North Ward Estes, November 1, 2009 and October 1, 2009; Flat Rock Natural Gas Field, May 30, 2008; Utah Hingeline, August 29, 2006; Michigan Properties, August 15, 2006; North Ward Estes and Ancillary Properties, October 4, 2005; Postle Properties, August 4, 2005; Limited Partnership Interests, June 23, 2005; and Green River Basin, March 31, 2005.

	Year Ended December 31,
	2009	2008		2007		2006		2005
	(dollars in millions, except per share data)
Consolidated Statements of Income Information:
Revenues and other income:
Oil and natural gas sales	$917.6	$1,316.5		$809.0		$773.1		$573.2
Gain (loss) on hedging activities	38.8	(107.6)		(21.2)		(7.5)		(33.4)
Amortization of deferred gain on sale	16.6	12.1		—		—		—
Gain on sale of properties	5.9	—		29.7		12.1		—
Interest income and other	0.5	1.1		1.2		1.1		0.6
Total revenues and other income	979.4	1,222.1		818.7		778.8		540.4
Costs and expenses:
Lease operating	237.3	241.2		208.9		183.6		111.6
Production taxes	64.7	87.5		52.4		47.1		36.1
Depreciation, depletion and amortization	394.8	277.5		192.8		162.8		97.6
Exploration and impairment	73.0	55.3		37.3		34.5		16.7
General and administrative	42.3	61.7		39.0		37.8		30.6
Interest expense	64.6	65.1		72.5		73.5		42.0
Change in Production Participation Plan liability	3.3	32.1		8.6		6.2		9.7
Commodity derivative (gain) loss, net	262.2	(7.1)		—		—		—
Total costs and expenses	1,142.2	813.3		611.5		545.5		344.3
Income (loss) before income taxes	(162.8)	408.8		207.2		233.3		196.1
Income tax expense (benefit)	(55.9)	156.7		76.6		76.9		74.2
Net income (loss)	(106.9)	252.1		130.6		156.4		121.9
Preferred stock dividends	(10.3)	—		—		—		—
Net income (loss) available to common shareholders	$(117.2)	$252.1		$130.6		$156.4		$121.9
Earnings (loss) per common share, basic	$(2.36)	$5.96		$3.31		$4.26		$3.89
Earnings (loss) per common share, diluted	$(2.36)	$5.94		$3.29		$4.25		$3.88
Other Financial Information:
Net cash provided by operating activities	$435.6	$763.0		$394.0		$411.2		$330.2
Net cash used in investing activities	$(505.3)	$(1,134.9)		$(467.0)		$(527.6)		$(1,126.9)
Net cash provided by financing activities	$72.1	$366.8		$77.3		$116.4		$805.5
Ratio of earnings to fixed charges and preferred stock dividends (1)(2)	—	6.92	x	3.65	x	4.14	x	5.64	x
Capital expenditures	$585.8	$1,330.9		$519.6		$552.0		$1,126.9
Consolidated Balance Sheet Information:
Total assets	$4,029.5	$4,029.1		$2,952.0		$2,585.4		$2,235.2
Long-term debt	$779.6	$1,239.8		$868.2		$995.4		$875.1
Total stockholders’ equity	$2,270.1	$1,808.8		$1,490.8		$1,186.7		$997.9

(1)
For the purpose of calculating the ratio of earnings to fixed charges and preferred stock dividends, earnings consist of income before income taxes and income from equity investees, plus fixed charges, distributed income from equity investees and amortization of capitalized interest, less capitalized interest and preferred stock dividends.  Fixed charges consist of interest expensed, interest capitalized, amortized premiums, discounts and capitalized expenses related to indebtedness, and an estimate of interest within rental expense.  Preferred stock dividends represent pre-tax earnings required to cover any preferred stock dividend requirements using our effective tax rate for the relevant period.

(2)
For the year ended December 31, 2009, earnings were inadequate to cover fixed charges and preferred stock dividends, and the ratio of earnings to fixed charges and preferred stock dividends therefore has not been presented for that period.  The coverage deficiency necessary for the ratio of earnings to fixed charges and preferred stock dividends to equal 1.00x (one-to-one coverage) was $181.0 million for the year ended December 31, 2009.

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

Although oil prices fell significantly after reaching highs in the third quarter 2008, they have experienced a rebound in the second half of 2009.  For example, the daily average NYMEX oil price was $118.13 and $58.75 per Bbl for the third and fourth quarters of 2008, respectively, and $43.21, $59.62, $68.29 and $76.17, for the first, second, third and fourth quarters of 2009, respectively.  Additionally, natural gas prices have fallen significantly since their third quarter 2008 levels and remained low throughout 2009.  For example, daily average NYMEX natural gas prices have declined from $10.27 per Mcf for the third quarter of 2008 to $6.96 per Mcf for the fourth quarter of 2008 and $3.99 per Mcf for 2009.  Lower oil and natural gas prices may not only decrease our revenues, but may also reduce the amount of oil and natural gas that we can produce economically and therefore potentially lower our reserve bookings.  A substantial or extended decline in oil or natural gas prices may result in impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to finance planned capital expenditures.  Lower oil and gas prices may also reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders based on the collateral value of our proved reserves that have been mortgaged to the lenders.  Alternatively, higher oil and natural gas prices may result in significant non-cash mark-to-market losses being recognized on our commodity derivatives, which may in turn cause us to experience net losses.

For a discussion of material changes to our proved, probable and possible reserves from December 31, 2008 to December 31, 2009 and our ability to convert PUDs to proved developed reserves, probable reserves to proved reserves and possible reserves to probable or proved reserves, see “ Reserves” in Item 2 of this Annual Report on Form 10-K.  Additionally, for a discussion relating to the minimum remaining terms of our leases, see “Acreage” in Item 2 of this Annual Report on Form 10-K and for a discussion on our need to use enhanced recovery techniques, see “Productive Wells” in Item 2 of this Annual Report on Form 10-K.

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

Each holder of the convertible perpetual preferred stock is entitled to an annual dividend of $6.25 per share to be paid quarterly in cash, common stock or a combination thereof on March 15, June 15, September 15 and December 15, when and if such dividends are declared by our board of directors.  During 2009, we paid dividends of $4.9 million and $5.4 million on September 15, 2009 and December 15, 2009, respectively.  Each share of convertible perpetual preferred stock has a liquidation preference of $100.00 per share plus accumulated and unpaid dividends and is convertible, at a holder’s option, into shares of our common stock based on an initial conversion price of $43.4163, subject to adjustment upon the occurrence of certain events.  The convertible perpetual preferred stock is not redeemable by us.  At any time on or after June 15, 2013, we may cause all outstanding shares of convertible preferred stock to be automatically converted into shares of common stock if the closing price of our common stock equals or exceeds 120% of the then-prevailing conversion price for at least 20 trading days in a period of 30 consecutive trading days.  The holders of convertible preferred stock have no voting rights unless dividends payable on the convertible preferred stock are in arrears for six or more quarterly periods.

Common Stock Offering.  In February 2009, we completed a public offering of our common stock, selling 8,450,000 shares of common stock at a price of $29.00 per share and providing net proceeds of $234.8 million after underwriters’ fees and offering expenses.  We used the net proceeds to repay a portion of the debt outstanding under our credit agreement.

Operational Highlights.  Our Sanish and Parshall fields in Mountrail County, North Dakota target the Bakken formation.  Net production in the Sanish field increased 68% from a net 7.5 MBOE/d in December 2008 to a net 12.6 MBOE/d in December 2009.  Net production in the Parshall field decreased 4% from a net 6.7 MBOE/d in December 2008 to a net 6.4 MBOE/d in December 2009.

We continue to have significant development and related infrastructure activity in the Postle and North Ward Estes fields acquired in 2005, which have resulted in reserve and production increases.  Our expansion of the CO2 flood at both fields continues to generate positive results.  During 2009, we incurred $150.0 million of development expenditures on these two projects.

The Postle field is located in Texas County, Oklahoma.  Four of our five producing units are currently under active CO2 enhanced recovery projects.  As of December 31, 2009, we were injecting 140 MMcf/d of CO2 in this field.  Production from the field has increased 30% from a net 7.1 MBOE/d in December 2008 to a net 9.2 MBOE/d in December 2009.

The North Ward Estes field is located in Ward and Winkler Counties, Texas and is responding positively to our water and CO2 floods, which we initiated in May 2007.  In early March 2009, we expanded the area of our CO2 injection project.  As of December 31, 2009, we were injecting 204 MMcf/d of CO2 in this field.  Production from the field has increased 8% from a net 6.6 MBOE/d in December 2008 to a net 7.1 MBOE/d in December 2009.  In this field, we are developing new and reactivated wells for water and CO2 injection and production purposes.  Additionally, we plan to install oil, gas and water processing facilities in eight phases.  The first two phases were substantially complete by December 2009.

2010 Capital Budget and Major Development Areas.  Our current 2010 capital budget for exploration and development expenditures is $830.0 million, which we expect to fund with net cash provided by our operating activities.  To the extent net cash provided by operating activities is higher or lower than currently anticipated, we would adjust our capital budget accordingly or adjust borrowings outstanding under our credit facility as needed.  Our 2010 capital budget currently is allocated among our major development areas as indicated in the chart below.  Of our existing potential projects, we believe these present the opportunity for the highest return and most efficient use of our capital expenditures.

Development Area	2010 Planned Capital Expenditures (In millions)
Northern Rockies	$377.0
CO2 projects (1)	257.0
Permian	51.0
Central Rockies	49.0
Gulf Coast	30.0
Michigan	16.0
Other non-operated	20.0
Exploration (2)	30.0
Total	$830.0
_________
(1)	2010 planned capital expenditures at our CO2 projects include $51.6 million for purchased CO2 at North Ward Estes and $12.1 million for Postle CO2 purchases.

(2)	Comprised primarily of exploration salaries, lease delay rentals and seismic and other development.

Acquisitions

Additional Interests in North Ward Estes Field.  During 2009, we acquired additional royalty and overriding royalty interests in the North Ward Estes field and various other fields in the Permian Basin in two separate transactions with private owners.  Also included in these transactions were contractual rights, including an option to participate for an aggregate 10% working interest and right to back in after payout for an additional aggregate 15% working interest in the development of deeper pay zones on acreage under and adjoining the North Ward Estes field.

We completed the first additional royalty and overriding interests acquisition in November 2009, with a purchase price of $38.7 million and an effective date of October 1, 2009.  The average daily net production attributable to this transaction was approximately 0.3 MBOE/d in September 2009.  Estimated proved reserves attributable to the acquired interests are 2.2 MMBOE, resulting in an acquisition price of $17.59 per BOE.  Reserves attributable to royalty and overriding royalty interests are not burdened by operating expenses or any additional capital costs, including CO2 costs, which are paid by the working interest owners.

We completed the second additional royalty and overriding interests acquisition in December 2009, with a purchase price of $27.4 million and an effective date of November 1, 2009.  The average daily net production attributable to this transaction was approximately 0.2 MBOE/d in September 2009.  Estimated proved reserves attributable to the acquired interests are 1.6 MMBOE, resulting in an acquisition price of $17.13 per BOE.

In aggregate, the two acquisitions in the North Ward Estes field represent 3.8 MMBOE of proved reserves at an acquisition price of $66.1 million, or $17.39 per BOE.  We funded these acquisitions primarily with net cash provided by our operating activities.

Flat Rock Natural Gas Field.  In May 2008, we acquired interests in 31 producing gas wells, development acreage and gas gathering and processing facilities on approximately 22,000 gross (11,500 net) acres in the Flat Rock field in Uintah County, Utah for an aggregate acquisition price of $365.0 million.  After allocating $79.5 million of the purchase price to unproved properties, the resulting acquisition cost is $2.48 per Mcfe. Of the estimated 115.2 Bcfe of proved reserves acquired as of the January 1, 2008 acquisition effective date, 98% are natural gas, and 22% are proved developed producing.  The average daily net production from the properties was 17.8 MMcfe/d as of the acquisition effective date.  We funded the acquisition with borrowings under our credit agreement.

Divestitures

Participation Agreement.  In June 2009, we entered into a participation agreement with a privately held independent oil company covering twenty-five 1,280-acre units and one 640-acre unit located primarily in the western portion of the Sanish field in Mountrail County, North Dakota.  Under the terms of the agreement, the private company agreed to pay 65% of our net drilling and well completion costs to receive 50% of our working interest and net revenue interest in the first and second wells planned for each of the units.  Pursuant to the agreement, we will remain the operator for each unit.

At the closing of the agreement, the private company paid $107.3 million, representing $6.4 million for acreage costs, $65.8 million for 65% of our cost in 18 wells drilled or drilling and $35.1 million for a 50% interest in our Robinson Lake gas plant and oil and gas gathering system.  We used these proceeds to repay a portion of the debt outstanding under our credit agreement.

Whiting USA Trust I.  On April 30, 2008, we completed an initial public offering of units of beneficial interest in Whiting USA Trust I (the “Trust”), selling 11,677,500 Trust units at $20.00 per Trust unit, and providing net proceeds of $193.8 million after underwriters’ fees, offering expenses and post-close adjustments.  We used the offering net proceeds to repay a portion of the debt outstanding under our credit agreement.  The net proceeds from the sale of Trust units to the public resulted in a deferred gain on sale of $100.2 million.  Immediately prior to the closing of the offering, we conveyed a term net profits interest in certain of our oil and gas properties to the Trust in exchange for 13,863,889 Trust units.  We have retained 15.8%, or 2,186,389 Trust units, of the total Trust units issued and outstanding.

The net profits interest entitles the Trust to receive 90% of the net proceeds from the sale of oil and natural gas production from the underlying properties.  The net profits interest will terminate at the time when 9.11 MMBOE have been produced and sold from the underlying properties.  This is the equivalent of 8.2 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such production pursuant to the net profits interest, and these reserve quantities are projected to be produced by August 31, 2018, based on the reserve report for the underlying properties as of December 31, 2009.  The conveyance of the net profits interest to the Trust consisted entirely of proved developed producing reserves of 8.2 MMBOE, as of the January 1, 2008 effective date, representing 3.3% of our proved reserves as of December 31, 2007, and 10.0% (4.2 MBOE/d) of our March 2008 average daily net production.  After netting our ownership of 2,186,389 Trust units, third-party public Trust unit holders receive 6.9 MMBOE of proved producing reserves, or 2.75% of our total year-end 2007 proved reserves, and 7.4% (3.1 MBOE/d) of our March 2008 average daily net production.

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

During 2007, we sold our interests in several additional non-core oil and gas producing properties for an aggregate amount of $12.5 million in cash for total estimated proved reserves of 0.6 MMBOE as of the divestitures’ effective dates.  No gain or loss was recognized on the sales.  The divested properties were located in Colorado, Louisiana, Michigan, Montana, New Mexico, North Dakota, Oklahoma, Texas and Wyoming.  The average daily net production from the divested property interests was 0.3 MBOE/d as of the dates of disposition.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Net production:
Oil (MMBbls)	15.4	12.4	9.6
Natural gas (Bcf)	29.3	30.4	30.8
Total production (MMBOE)	20.3	17.5	14.7
Net sales (in millions):
Oil (1)	$807.6	$1,082.8	$618.5
Natural gas (1)	109.9	233.7	190.5
Total oil and natural gas sales	$917.5	$1,316.5	$809.0
Average sales prices:
Oil (per Bbl)	$52.51	$86.99	$64.57
Effect of oil hedges on average price (per Bbl)	(0.43)	(8.58)	(2.21)
Oil net of hedging (per Bbl)	$52.08	$78.41	$62.36
Average NYMEX price (per Bbl)	$61.93	$97.24	$72.30

Natural gas (per Mcf)	$3.75	$7.68	$6.19
Effect of natural gas hedges on average price (per Mcf)	0.05	-	-
Natural gas net of hedging (per Mcf)	$3.80	$7.68	$6.19
Average NYMEX price (per Mcf)	$3.99	$9.06	$6.86

Cost and expense (per BOE):
Lease operating expenses	$11.71	$13.77	$14.20
Production taxes	$3.19	$5.00	$3.56
Depreciation, depletion and amortization expense	$19.48	$15.84	$13.11
General and administrative expenses	$2.09	$3.52	$2.66
________________
(1)	Before consideration of hedging transactions.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Oil and Natural Gas Sales.  Our oil and natural gas sales revenue decreased $398.9 million to $917.5 million in 2009 compared to 2008.  Sales are a function of volumes sold and average sales prices.  Our oil sales volumes increased 24% between periods, while our natural gas sales volumes decreased 4%.  The oil volume increase resulted primarily from drilling success in the North Dakota Bakken area, in addition to increased production at our two large CO2 projects, Postle and North Ward Estes.  Oil production from the Bakken increased 2,505 MBbl compared to 2008, while Postle oil production increased 695 MBbl and North Ward Estes oil production increased 365 MBbl over the same period in 2008.  These production increases were partially offset by the Whiting USA Trust I (the “Trust”) divestiture, which decreased oil production by 435 MBbl.  The gas volume decline between periods was primarily the result of the Trust divestiture, which decreased gas production in 2009 by 2,220 MMcf, as well as normal field decline.  These decreases were partially offset by incremental gas production in 2009 of 1,370 MMcf from the Flat Rock acquisition and higher gas production in 2009 as compared to 2008 in the Bakken and Boies Ranch areas of 1,652 MMcf and 1,165 MMcf, respectively.  Our average price for oil before the effects of hedging decreased 40% between periods, and our average price for natural gas before effects of hedging decreased 51%.

Gain (Loss) on Hedging Activities.  Realized cash settlements on commodity derivatives that we have designated as cash flow hedges are recognized as gain (loss) on hedging activities.  During 2009, we incurred cash settlement gains of $13.5 million on such crude oil hedges.  During 2008, we incurred realized cash settlement losses of $107.6 million on crude oil derivatives designated as cash flow hedges.  None of our natural gas derivatives were designated as cash flow hedges during 2009 or 2008.  Effective April 1, 2009, we elected to de-designate all of our commodity derivative contracts that had been previously designated as cash flow hedges as of March 31, 2009 and have elected to discontinue hedge accounting prospectively.  As a result, we reclassified from accumulated other comprehensive income into earnings $25.3 million in unrealized gains upon the expiration of these de-designated crude oil hedges from April 1 to December 31, 2009.  See Item 7A, “Qualitative and Quantitative Disclosures About Market Risk” of this Annual Report on Form 10-K for a list of our outstanding oil hedges as of February 16, 2010.

Amortization of Deferred Gain on Sale.  In connection with the sale of 11,677,500 Trust units to the public and related oil and gas property conveyance on April 30, 2008, we recognized a deferred gain on sale of $100.2 million.  This deferred gain is amortized to income over the life of the Trust on a units-of-production basis.  During 2009 and 2008, we recognized $16.6 million and $12.1 million, respectively, in income as amortization of deferred gain on sale.

Gain on Sale of Properties.  During 2009, we entered into a participation agreement with a privately held independent oil company covering acreage located primarily in the western portion of the Sanish field in Mountrail County, North Dakota.  At the closing of the agreement, the private company paid us $107.3 million, resulting in a pre-tax gain on sale of $4.6 million.  In addition, we sold our interest in several non-core properties for an aggregate amount of $1.3 million in cash and recognized a pre-tax gain on sale of $1.3 million.  There was no gain or loss on the sale of properties during 2008.

Lease Operating Expenses.  Our lease operating expenses during 2009 were $237.3 million, a $4.0 million or 2% decrease over the same period in 2008.  Our lease operating expenses per BOE decreased from $13.77 during 2008 to $11.71 during 2009.  The decrease of 15% on a BOE basis was primarily caused by increased production and a decrease of $14.6 million in electric power and fuel costs during 2009 as compared to 2008, partially offset by a high level of workover activity.  Workovers amounted to $49.8 million in 2009, as compared to $27.3 million of workover activity during 2008.  The increase in workover activity is a result of a higher number of service wells and producing wells in our CO2 projects.

Production Taxes.  The production taxes we pay are generally calculated as a percentage of oil and natural gas sales before the effects of hedging.  We take full advantage of all credits and exemptions allowed in our various taxing jurisdictions.  Our production taxes during 2009 were $64.7 million, a $22.9 million decrease over the same period in 2008, primarily due to lower oil and natural gas sales.  Our production taxes for 2009 and 2008 were 7.0% and 6.7%, respectively, of oil and natural gas sales.  Our production tax rate for 2009 was greater than in 2008 mainly due to successful wells that were completed in the North Dakota Bakken area during the latter half of 2008 and 2009 and that carry an 11.5% production tax rate.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization (“DD&A”) expense increased $117.3 million as compared to 2008.  The components of DD&A expense were as follows (in thousands):

	Year Ended December 31,
	2009	2008
Depletion	$384,519	$270,770
Depreciation	3,147	3,439
Accretion of asset retirement obligations	7,126	3,239
Total	$394,792	$277,448

DD&A increased $117.3 million primarily due to $113.7 million in higher depletion expense between periods.  Of this $113.7 million increase in depletion, $42.5 million related to higher oil and gas volumes produced during 2009, while $71.2 million related to our higher depletion rate in 2009.  On a BOE basis, our DD&A rate increased by 23% from $15.84 for 2008 to $19.48 for 2009.  The primary factor causing this rate increase between periods was a net reduction in our proved reserves of 11.6 MMBOE in the fourth quarter of 2008, which was primarily attributable to a 39.0 MMBOE downward revision in reserves for lower oil and natural gas prices as of December 31, 2008.  This significant downward adjustment to reserves drove our DD&A rate substantially higher during the fourth quarter of 2008 and for the first three quarters of 2009, as compared to our DD&A rate during the first three quarters of 2008.  Our DD&A rate for the first nine months of 2008 was lower because it was computed based on proved oil and gas reserves as of December 31, 2007 that incorporated much higher oil and natural gas pricing.  In addition to this primary factor affecting our DD&A rate between periods, our DD&A rate remained consistently higher in all of 2009 due to (i) $432.9 million in drilling expenditures incurred during the past twelve months, (ii) $77.4 million of cash acquisition capital expenditures that were incurred during 2009 and transferred to the proved property amortization base, and (iii) the significant expenditures necessary to develop proved undeveloped reserves, particularly related to the enhanced oil recovery projects in the Postle and North Ward Estes fields, whereby the development of proved undeveloped reserves does not increase existing quantities of proved reserves.  Under the successful efforts method of accounting, costs to develop proved undeveloped reserves are added into the DD&A rate when incurred.

Exploration and Impairment Costs.  Our exploration and impairment costs increased $17.8 million, as compared to 2008.  The components of exploration and impairment costs were as follows (in thousands):

	Year Ended December 31,
	2009	2008
Exploration	$46,875	$29,302
Impairment	26,139	25,955
Total	$73,014	$55,257

Exploration costs increased $17.6 million during 2009 as compared to 2008 primarily due to higher exploratory dry hole expense and rig termination fees recognized during 2009.  During 2009, we drilled three exploratory dry holes in the Rocky Mountains region totaling $18.2 million, while during the same period in 2008 we drilled one exploratory dry hole in the Permian region and participated in two non-operated exploratory dry holes in the Rocky Mountains region totaling $3.6 million.  Rig termination fees totaled $6.5 million during 2009, as compared to $0.8 million during 2008.  Impairment expense in 2009 includes $9.4 million in non-cash impairment charges for the partial write-down of mainly natural gas properties whose net book values exceeded their undiscounted future cash flows, as compared to $10.9 million in non-cash impairment expense in 2008 for the partial write-down of unproved properties in the central Utah Hingeline play.

General and Administrative Expenses.  We report general and administrative expenses net of third party reimbursements and internal allocations.  The components of our general and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2009	2008
General and administrative expenses	$92,837	$103,231
Reimbursements and allocations	(50,480)	(41,547)
General and administrative expense, net	$42,357	$61,684

General and administrative expense before reimbursements and allocations decreased $10.4 million to $92.8 million during 2009.  The largest components of the decrease related to $20.5 million in lower accrued distributions under our Production Participation Plan (“Plan”) between periods due to (i) a lower level of Plan net revenues (which have been reduced by lease operating expenses and production taxes pursuant to the Plan formula) resulting from lower oil and natural gas prices during 2009 as compared to 2008, and (ii) the Trust divestiture completed in April 2008 which increased 2008 accrued distributions under the Plan.  These lower accrued Plan distributions were partially offset by $8.9 million in additional employee compensation in 2009 for personnel hired during the past twelve months as well as for general pay increases.  The increase in reimbursements and allocations in 2009 was primarily caused by higher salary costs and a greater number of field workers on operated properties.  Our general and administrative expenses, net as a percentage of oil and natural gas sales remained consistent at 5% for 2008 and 2009.

Interest Expense.  The components of interest expense were as follows (in thousands):

	Year Ended December 31,
	2009	2008
Senior Subordinated Notes	$43,907	$43,461
Credit Agreement	12,891	18,377
Amortization of debt issue costs and debt discount	9,411	4,801
Other	1,805	1,568
Capitalized interest	(3,406)	(3,129)
Total	$64,608	$65,078

The decrease in interest expense of $0.5 million between periods was mainly due to a lower effective cash interest rate and lower borrowings outstanding under our credit agreement.  This decrease was partially offset by higher debt issue cost amortization associated with additional issuance costs incurred in April 2009 when renewing our credit agreement.  Our weighted average effective cash interest rate was 5.7% during 2009 compared to 5.9% during 2008.  Our weighted average debt outstanding during 2009 was $1,008.5 million versus $1,049.4 million for 2008.  After inclusion of non-cash interest costs for the amortization of debt issue costs, debt discounts and the accretion of the tax sharing liability, our weighted average effective all-in interest rate was 6.6% during 2009 compared to 6.3% during 2008.

Change in Production Participation Plan Liability.  For the year ended December 31, 2009, this non-cash expense was $3.3 million, a decrease of $28.9 million as compared to 2008.  This expense in 2009 represents the change in the vested present value of estimated future payments to be made after 2010 to participants under our Plan.  Although payments take place over the life of the Plan’s oil and gas properties, which for some properties is over 20 years, we expense the present value of estimated future payments over the Plan’s five-year vesting period.  This expense in 2009 and 2008 primarily reflected (i) changes to future cash flow estimates stemming from the volatile commodity price environment during each respective year, (ii) recent drilling activity and property acquisitions, and (iii) employees’ continued vesting in the Plan.  The average NYMEX prices used to estimate this liability decreased by $1.47 for crude oil and $1.04 for natural gas for the year ended December 31, 2009, as compared to increases of $24.63 for crude oil and $0.86 for natural gas over the same period in 2008.  Assumptions that are used to calculate this liability are subject to estimation and will vary from year to year based on the current market for oil and gas, discount rates and overall market conditions.

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

	Year Ended December 31,
	2009	2008
Change in unrealized (gains) losses on derivative contracts	$220,926	$(4,292)
Realized cash settlement (gains) losses	18,634	(900)
(Gain) loss on hedging ineffectiveness	22,655	(1,896)
Total	$262,215	$(7,088)

The increase of $225.2 million in unrealized losses on derivative contracts during 2009 as compared to the prior year was due to the fact that (i) we averaged 20.0 MMBbls of crude oil hedged during the year ended December 31, 2009, while we only averaged 6.8 MMBbls of crude oil hedged during the year ended December 31, 2008, and (ii) there was a significant upward shift in the forward price curve for NYMEX crude oil during the year ended December 31, 2009 as compared to the downward shift in the same forward price curve during the year ended December 31, 2008.

Income Tax Expense (Benefit).  Income tax benefit totaled $56.0 million during 2009, versus $156.7 million of income tax expense in 2008.  Our effective income tax rate decreased from 38.3% for 2008 to 34.4% for 2009.  Our pre-tax book loss when taken together with our permanent items resulted in a decrease in our overall effective tax rate.  This decrease, however, was partially offset by an increase in our effective tax rate caused by a change in our drilling activity in various states.

Net Income (Loss) Available to Common Shareholders.  Net income (loss) available to common shareholders decreased from $252.1 million in income during 2008 to a $117.2 million loss for 2009.  The primary reasons for this decrease include a 34% decrease in oil prices (net of hedging); a 51% decrease in natural gas prices (net of hedging); higher unrealized commodity derivative losses, DD&A, exploration and impairment and dividends paid on preferred stock.  These negative factors were partially offset by a 16% increase in equivalent volumes sold; lower lease operating expenses, production taxes, general and administrative expenses, Production Participation Plan expense, interest expense and income taxes; and higher amortization of deferred gain on sale, as well as the gain on sale of properties during 2009.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Oil and Natural Gas Sales.  Our oil and natural gas sales revenue increased $507.5 million to $1,316.5 million in 2008 compared to 2007.  Sales are a function of volumes sold and average sales prices.  Our oil sales volumes increased 30% between periods, while our natural gas sales volumes decreased 1%.  The oil volume increase resulted primarily from drilling success in the North Dakota Bakken area, in addition to increased production at our two large CO2 projects, Postle and North Ward Estes.  Oil production from the Bakken increased 2,960 MBbl compared to 2007, while Postle oil production increased in 2008 by 380 MBbl and North Ward Estes oil production increased 265 MBbl over the same period in 2007.  These production increases were partially offset by the Whiting USA Trust I (the “Trust”) divestiture, which decreased oil production in 2008 by 630 MBbl.  The gas volume decline between periods was primarily the result of the Trust divestiture, which decreased gas production in 2008 by 2,920 MMcf, and property dispositions in the second half of 2007, which decreased gas production in 2008 by an additional 780 MMcf.  These decreases were partially offset by incremental gas production of 2,885 MMcf from the Flat Rock acquisition and higher production during 2008 in the Boies Ranch area of 1,505 MMcf.  Our average price for oil before effects of hedging increased 35% between periods, and our average price for natural gas before effects of hedging increased 24%.

Gain (Loss) on Hedging Activities.  Realized cash settlements on commodity derivatives that we have designated as cash flow hedges are recognized as gain (loss) on hedging activities.  During 2008, we incurred cash settlement losses of $107.6 million on such crude oil hedges.  During 2007, we incurred realized cash settlement losses of $21.2 million on crude oil derivatives designated as cash flow hedges.  None of our natural gas derivatives were designated as cash flow hedges during 2008 or 2007.

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

Production Taxes.  The production taxes we pay are generally calculated as a percentage of oil and natural gas sales before the effects of hedging.  We take full advantage of all credits and exemptions allowed in our various taxing jurisdictions.  Our production taxes during 2008 were $87.5 million, a $35.1 million increase over 2007, primarily due to higher oil and natural gas sales.  Our production taxes for 2008 and 2007 were 6.7% and 6.5%, respectively, of oil and natural gas sales.  Our production tax rate for 2008 was greater than the rate for 2007 mainly due to successful wells completed in the North Dakota Bakken area during 2008, which carry an 11.5% production tax rate.

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

Exploration costs increased $2.0 million during 2008 as compared to 2007 primarily due to higher exploratory dry hole expense.  During 2008, we drilled one exploratory dry hole in the Permian region and participated in two non-operated exploratory dry holes in the Rocky Mountains region totaling $3.6 million, while during 2007 we participated in a non-operated exploratory well in the Gulf Coast region that resulted in an insignificant amount of dry hole expense.  The impairment charges in 2008 and 2007 were primarily related to the amortization of leasehold costs associated with individually insignificant unproved properties.  As of December 31, 2008, the amount of unproved properties being amortized totaled $72.3 million, as compared to $51.5 million as of December 31, 2007.  Also lending to the increase in impairment during 2008 was a $10.9 million non-cash charge to impairment expense for the partial write-down of unproved properties in the central Utah Hingeline play.  In the fourth quarter of 2008 based on poor drilling results, we determined that 1,873 net acres within our central Utah Hingeline position would no longer be evaluated, drilled or otherwise developed and should be written down accordingly.

General and Administrative Expenses.  We report general and administrative expenses net of third party reimbursements and internal allocations.  The components of general and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2008	2007
General and administrative expenses	$103,231	$72,008
Reimbursements and allocations	(41,547)	(32,962)
General and administrative expense, net	$61,684	$39,046

General and administrative expense before reimbursements and allocations increased $31.2 million to $103.2 million during 2008.  The largest components of the increase related to (i) $20.1 million in higher accrued distributions under our Production Participation Plan (“Plan”) between periods due to the net profits interest divestiture associated with the sale of 11,677,500 Trust units, and a higher level of Plan net revenues (which have been reduced by lease operating expenses and production taxes pursuant to the Plan formula) in 2008, and (ii) $9.1 million of additional employee compensation for personnel hired during the past twelve months along with general pay increases.  The increase in reimbursements and allocations in 2008 was primarily caused by higher salary costs and a greater number of field workers on operated properties.  Our general and administrative expenses, net as a percentage of oil and natural gas sales remained constant at 5% for both 2008 and 2007.

Interest Expense.  The components of interest expense were as follows (in thousands):

	Year Ended December 31,
	2008	2007
Senior Subordinated Notes	$43,461	$44,691
Credit Agreement	18,377	24,428
Amortization of debt issue costs and debt discount	4,801	5,022
Other	1,568	2,027
Capitalized interest	(3,129)	(3,664)
Total	$65,078	$72,504

The decrease in interest expense of $7.4 million between years was mainly due to lower interest rates during 2008 on borrowings under our credit agreement.  Our weighted average effective cash interest rate was 5.9% during 2008 compared to 7.2% during 2007.  Our weighted average debt outstanding during 2008 was $1,049.4 million versus $964.4 million for 2007.  After inclusion of non-cash interest costs for the amortization of debt issue costs, debt discounts and the accretion of the tax sharing liability, our weighted average effective all-in interest rate was 6.3% during 2008 compared to 7.7% during 2007.

Change in Production Participation Plan Liability.  For the year ended December 31, 2008, this non-cash expense was $32.1 million, an increase of $23.5 million as compared to 2007.  This expense in 2008 represents the change in the vested present value of estimated future payments to be made to participants after 2009 under our Plan.  Although payments take place over the life of the Plan’s oil and gas properties, which for some properties is over 20 years, we expense the present value of estimated future payments over the Plan’s five-year vesting period.  This expense in 2008 and 2007 primarily reflects (i) changes to future cash flow estimates stemming from the volatile commodity price environment during the past three years, (ii) 2008 drilling activity and property acquisitions, and (iii) employees’ continued vesting in the Plan.  Due to the higher commodity price environment during 2008, we moved from using a five-year average of historical NYMEX prices to a three-year average when estimating the future payments to be made under this Plan.  The average NYMEX prices used to estimate this liability increased by $24.63 for crude oil and $0.86 for natural gas for the year ended December 31, 2008, as compared to increases of $8.58 for crude oil and $0.67 for natural gas over the same period in 2007.  Assumptions that are used to calculate this liability are subject to estimation and will vary from year to year based on the current market for oil and gas, discount rates and overall market conditions.

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

	Year Ended December 31,
	2008	2007
Change in unrealized gains on derivative contracts	$(4,292)	$-
Realized cash settlement gains	(900)	-
Gain on hedging ineffectiveness	(1,896)	-
Total	$(7,088)	$-

Income Tax Expense (Benefit).  Income tax expense totaled $156.7 million in 2008 and $76.6 million for 2007.  Our effective income tax rate increased from 37.0% for 2007 to 38.3% for 2008.  Our effective income tax rate was higher in 2008 due to our drilling success in state jurisdictions having higher income tax rates and an increase in the amount of current income taxes paid in certain states.

The current portion of income tax expense was $2.4 million for 2008 compared to $0.6 million in 2007.  We reported a net operating loss in our 2007 income tax return, and we anticipated reporting a net operating loss in our 2008 income tax return, mainly due to intangible drilling deductions allowed.

Net Income (Loss) Available to Common Shareholders.  Net income (loss) available to common shareholders increased from $130.6 million for 2007 to $252.1 million for 2008.  The primary reasons for this increase include a 19% increase in equivalent volumes sold, a 26% increase in oil prices (net of hedging) and a 24% increase in natural gas prices (net of hedging) between periods, amortization of deferred gain on sale, lower interest expense and commodity derivative gains.  These positive factors were partially offset by higher lease operating expenses, production taxes, DD&A, exploration and impairment, general and administrative expenses, Production Participation Plan expense and income taxes, as well as no gain on sale of properties during 2008.

Liquidity and Capital Resources

Overview.  At December 31, 2009, our debt to total capitalization ratio was 25.6%, we had $12.0 million of cash on hand and $2,270.1 million of stockholders’ equity.  At December 31, 2008, our debt to total capitalization ratio was 40.7%, we had $9.6 million of cash on hand and $1,808.8 million of stockholders’ equity.  In 2009, we generated $435.6 million of cash provided by operating activities, a decrease of $327.4 million from 2008.  Cash provided by operating activities decreased primarily due to lower average sales prices for both crude oil and natural gas, partially offset by higher oil production volumes in 2009 as well as decreased cash settlement losses on hedging activities during 2009 as compared to 2008.  We also generated $72.1 million from financing activities primarily consisting of $334.1 million in net proceeds received from the issuance of our preferred stock and $234.8 million in net proceeds received from the issuance of our common stock, partially offset by net repayments under our credit agreement totaling $460.0 million, $23.1 million in debt issuance costs related to our new credit agreement and payment of preferred stock dividends totaling $10.3 million.  Cash flows from operating and financing activities, as well as $80.5 million in net proceeds from the sale of interests in certain properties primarily in the Sanish field, were used to finance $487.9 million of drilling and development expenditures paid in 2009 and $97.9 million of cash acquisition capital expenditures.  The following chart details our exploration and development expenditures incurred by region during 2009 (in thousands):

	Drilling and Development Expenditures	Exploration Expenditures	Total Expenditures	% of Total
Rocky Mountains	$255,861	$37,864	$293,725	61%
Permian Basin	139,534	5,958	145,492	30%
Mid-Continent	34,088	1,273	35,361	7%
Gulf Coast	1,420	1,621	3,041	1%
Michigan	2,012	159	2,171	1%
Total incurred	432,915	46,875	479,790	100%
Decrease in accrued capital expenditures	54,962	-	54,962
Total paid	$487,877	$46,875	$534,752

We continually evaluate our capital needs and compare them to our capital resources.  Our current 2010 capital budget for exploration and development expenditures is $830.0 million, which we expect to fund with net cash provided by our operating activities.  Our 2010 capital budget of $830.0 million represents a significant increase from the $479.8 million incurred on exploration and development expenditures during 2009.  This increased capital budget is the result of higher oil and natural gas prices experienced during the second half of 2009 and continuing into the first part of 2010.  Although we have no specific budget for property acquisitions in 2010, we will continue to selectively pursue property acquisitions that complement our existing core property base.  We believe that should attractive acquisition opportunities arise or exploration and development expenditures exceed $830.0 million, we will be able to finance additional capital expenditures with cash on hand, cash flows from operating activities, borrowings under our credit agreement, issuances of additional debt or equity securities, or agreements with industry partners.  Our level of exploration and development expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among other factors.  We believe that we have sufficient liquidity and capital resources to execute our business plans over the next 12 months and for the foreseeable future.  In addition, with our expected cash flow streams, commodity price hedging strategies, current liquidity levels, access to debt and equity markets and flexibility to modify future capital expenditure programs, we expect to be able to fund all planned capital programs, dividend distributions and debt repayments; comply with our debt covenants; and meet other obligations that may arise from our oil and gas operations.

Credit Agreement.  As of December 31, 2009, Whiting Oil and Gas Corporation, (“Whiting Oil and Gas”), our wholly-owned subsidiary, had a credit agreement with a syndicate of banks, and this credit facility has a borrowing base of $1.1 billion with $939.7 million of available borrowing capacity, which is net of $160.0 million in borrowings and $0.3 million in letters of credit outstanding.  The credit agreement provides for interest only payments until April 2012, when the agreement expires and all outstanding borrowings are due.

The borrowing base under the renewed credit agreement is determined at the discretion of the lenders, based on the collateral value of the proved reserves that have been mortgaged to the lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  Whiting Oil and Gas may, throughout the term of the credit agreement, borrow, repay and reborrow up to the borrowing base in effect at any given time.  A portion of the revolving credit agreement in an aggregate amount not to exceed $50.0 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of ours.  As of December 31, 2009, $49.7 million was available for additional letters of credit under the agreement.

The credit agreement contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of our lenders.  The credit agreement requires us, as of the last day of any quarter, (i) to not exceed a total debt to EBITDAX ratio (as defined in the credit agreement) of 4.5 to 1.0 for the last four quarters ending prior to and on September 30, 2010, 4.25 to 1.0 for quarters ending December 31, 2010 to June 30, 2011 and 4.0 to 1.0 for quarters ending September 30, 2011 and thereafter, (ii) to have a consolidated current assets to consolidated current liabilities ratio (as defined in the credit agreement and which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0 and (iii) to not exceed a senior secured debt to EBITDAX ratio (as defined in the credit agreement) of 2.75 to 1.0 for the last four quarters ending prior to and on December 31, 2009 and 2.5 to 1.0 for quarters ending March 31, 2010 and thereafter.  Except for limited exceptions, which include the payment of dividends on our 6.25% convertible perpetual preferred stock, the credit agreement restricts our ability to make any dividends or distributions on our common stock or principal payments on our senior notes.  We were in compliance with our covenants under the credit agreement as of December 31, 2009.

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

The indentures governing the notes restrict us from incurring additional indebtedness, subject to certain exceptions, unless our fixed charge coverage ratio (as defined in the indentures) is at least 2.0 to 1.  If we were in violation of this covenant, then we may not be able to incur additional indebtedness, including under Whiting Oil and Gas Corporation’s credit agreement.  Additionally, the indentures governing the notes contain restrictive covenants that may limit our ability to, among other things, pay cash dividends, redeem or repurchase our capital stock or our subordinated debt, make investments or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of ours and our restricted subsidiaries taken as a whole and enter into hedging contracts.  These covenants may potentially limit the discretion of our management in certain respects.  We were in compliance with these covenants as of December 31, 2009.  However, a substantial or extended decline in oil or natural gas prices may adversely affect our ability to comply with these covenants in the future.

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

Contractual Obligations and Commitments

Schedule of Contractual Obligations.  The table below does not include our Production Participation Plan liabilities since we cannot determine with accuracy the timing or amounts of future payments.  The following table summarizes our obligations and commitments as of December 31, 2009 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (a)	$780,000	$-	$310,000	$470,000	$-
Cash interest expense on debt (b)	158,821	48,121	86,425	24,275	-
Asset retirement obligations (c)	77,186	10,340	926	4,820	61,100
Tax sharing liability (d)	22,601	1,857	3,320	17,424	-
Derivative contract liability fair value (e)	187,172	49,551	99,550	38,071	-
Purchase obligations (f)	156,796	40,235	79,251	37,310	-
Drilling rig contracts (g)	76,728	40,826	35,531	371	-
Operating leases (h)	11,373	2,677	6,314	2,382	-
Total	$1,470,677	$193,607	$621,317	$594,653	$61,100
________________
(a)
Long-term debt consists of the 7.25% Senior Subordinated Notes due 2012 and 2013, the 7% Senior Subordinated Notes due 2014 and the outstanding debt under our credit agreement, and assumes no principal repayment until the due date of the instruments.

(b)
Cash interest expense on the 7.25% Senior Subordinated Notes due 2012 and 2013 and the 7% Senior Subordinated Notes due 2014 is estimated assuming no principal repayment until the due date of the instruments.  Cash interest expense on the credit agreement is estimated assuming no principal repayment until the instrument due date and is estimated at a fixed interest rate of 2.4%.

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

(e)
The above derivative obligation at December 31, 2009 consists of a $177.2 million fair value liability for derivative contracts we have entered into on our own behalf, primarily in the form of costless collars, to hedge our exposure to crude oil price fluctuations.  With respect to our open derivative contracts at December 31, 2009 with certain counterparties, the forward price curve for crude oil generally exceeded the price curve that was in effect when these contracts were entered into, resulting in a derivative fair value liability.  If current market prices are higher than a collar’s price ceiling when the cash settlement amount is calculated, we are required to pay the contract counterparties.  The ultimate settlement amounts under our derivative contracts are unknown, however, as they are subject to continuing market and commodity price risk.  The above derivative obligation at December 31, 2009 also consists of a $10.0 million payable to Whiting USA Trust I (“Trust”) for derivative contracts that we have entered into but have in turn conveyed to the Trust.  Although these derivatives are in a fair value asset position at year end, 75.8% of such derivative assets are due to the Trust under the terms of the conveyance.

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

(g)
We currently have six drilling rigs under long-term contract, of which three drilling rigs expire in 2010, one in 2011, one in 2012 and one in 2013.  All of these rigs are operating in the Rocky Mountains region.  As of December 31, 2009, early termination of the remaining contracts would require termination penalties of $49.1 million, which would be in lieu of paying the remaining drilling commitments of $76.7 million.  No other drilling rigs working for us are currently under long-term contracts or contracts that cannot be terminated at the end of the well that is currently being drilled.  Due to the short-term and indeterminate nature of the drilling time remaining on rigs drilling on a well-by-well basis, such obligations have not been included in this table.

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

Successful Efforts Accounting.  We account for our oil and gas operations using the successful efforts method of accounting.  Under this method, the fair value of property acquired and all costs associated with successful exploratory wells and all development wells are capitalized.  Items charged to expense generally include geological and geophysical costs, costs of unsuccessful exploratory wells and oil and gas production costs.  All of our properties are located within the continental United States and the Gulf of Mexico.

Oil and Natural Gas Reserve Quantities.  Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion, impairment of our oil and natural gas properties, asset retirement obligations, and our long-term Production Participation Plan liability.  Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  Reserve quantities and future cash flows included in this report are prepared in accordance with guidelines established by the SEC and FASB.  The accuracy of our reserve estimates is a function of:

•	the quality and quantity of available data;
•	the interpretation of that data;
•	the accuracy of various mandated economic assumptions; and
•	the judgments of the persons preparing the estimates.

Our estimates of proved, probable and possible reserve quantities are based 100% on reports prepared by our independent petroleum engineers.  The independent petroleum engineers, Cawley, Gillespie & Associates, Inc., evaluated 100% of our estimated proved reserve quantities and their related pre-tax future net cash flows as of December 31, 2009.  Estimates prepared by others may be higher or lower than our estimates.  Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and gas that are ultimately recovered.  We continually make revisions to reserve estimates throughout the year as additional information becomes available.  We make changes to depletion rates, impairment calculations, asset retirement obligations and our Production Participation Plan liability in the same period that changes to reserve estimates are made.

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

Production Participation Plan.  We have a Production Participation Plan (“Plan”) in which all employees participate.  Each year, a deemed economic interest in all oil and gas properties acquired or developed during the year is contributed to the Plan.  The Compensation Committee of the Board of Directors, in its discretion for each Plan year, allocates a percentage of future net income (defined as gross revenues less production taxes, royalties and direct lease operating expenses) attributable to such properties to Plan participants.  Once contributed and allocated, the interests (not legally conveyed) are fixed for each Plan year.  The short-term obligation related to the Production Participation Plan is included in the “Accrued Employee Compensation and Benefits” line item in our consolidated balance sheets.  This obligation is based on cash flows during the year and is paid annually in cash after year end.  The calculation of this liability depends in part on our estimates of accrued revenues and costs as of the end of each reporting period as discussed below under “Revenue Recognition”.  The vested long-term obligation related to the Production Participation Plan is the “Production Participation Plan liability” line item in the consolidated balance sheets.  This liability is derived primarily from reserve report estimates discounted at 12%, which as discussed above, are subject to revision as more information becomes available.  Our price assumptions are currently determined using average prices for the preceding three years.  Variances between estimates used to calculate liabilities related to the Production Participation Plan and actual sales, costs and reserve data are integrated into the liability calculations in the period identified.  A 10% increase to the pricing assumptions used in the measurement of this liability at December 31, 2009 would have decreased net income before taxes by $10.7 million in 2009.

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

All derivative instruments are recorded on the consolidated balance sheet at fair value, other than the derivative instruments that meet the normal purchase normal sales exclusion.  Changes in the derivatives’ fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  For qualifying cash flow hedges, the fair value gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective and is reclassified to gain (loss) on hedging activities line item in our consolidated statements of income in the period that the hedged production is delivered.

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

Income Taxes and Uncertain Tax Positions.  We provide for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as codified in FASB ASC topic Income Taxes.  We record deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in our financial statements and our tax returns.  We routinely assess the realizability of our deferred tax assets.  If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized, the tax asset would be reduced by a valuation allowance.  We consider future taxable income in making such assessments.  Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and natural gas prices).

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, as codified in FASB ASC topic Income Taxes, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements.  Under FASB ASC topic Income Taxes, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  Prior to 2007 we recorded contingent income tax liabilities to the extent they were probable and could be reasonably estimated.

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

Accounting for Business Combinations.  Our business has grown substantially through acquisitions, and our business strategy is to continue to pursue acquisitions as opportunities arise.  We have accounted for all of our business combinations to date using the purchase method, which is the only method permitted under SFAS No. 141(R), Business Combinations, as codified in FASB ASC topic Business Combinations, and involves the use of significant judgment.

Under the purchase method of accounting, a business combination is accounted for at a purchase price based upon the fair value of the consideration given.  The assets and liabilities acquired are measured at their fair values, and the purchase price is allocated to the assets and liabilities based upon these fair values.  The excess of the cost of an acquired entity, if any, over the net amounts assigned to assets acquired and liabilities assumed is recognized as goodwill.  The excess of the fair value of assets acquired and liabilities assumed over the cost of an acquired entity, if any, is recognized immediately to earnings as a gain from bargain purchase.

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

Each of the business combinations completed during the prior three years consisted of oil and gas properties.  The consideration we have paid to acquire these properties or companies was entirely allocated to the fair value of the assets acquired and liabilities assumed at the time of acquisition.  Consequently, there were no goodwill nor any bargain purchase gains recognized on any of our business combinations.

Effects of Inflation and Pricing

We experienced increased costs during 2008 and 2007 due to increased demand for oil field products and services, while costs in 2009 remained consistent with 2008.  The oil and gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and not adjust downward in proportion to prices.  Material changes in prices also impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, depletion expense, impairment assessments of oil and gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

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

These risks and uncertainties include, but are not limited to:  declines in oil or natural gas prices; impacts of the global recession and tight credit markets; our level of success in exploitation, exploration, development and production activities; adverse weather conditions that may negatively impact development or production activities; the timing of our exploration and development expenditures, including our ability to obtain CO2; inaccuracies of our reserve estimates or our assumptions underlying them; revisions to reserve estimates as a result of changes in commodity prices; risks related to our level of indebtedness and periodic redeterminations of the borrowing base under our credit agreement; our ability to generate sufficient cash flows from operations to meet the internally funded portion of our capital expenditures budget; our ability to obtain external capital to finance exploration and development operations and acquisitions; our ability to identify and complete acquisitions and to successfully integrate acquired businesses; unforeseen underperformance of or liabilities associated with acquired properties; our ability to successfully complete potential asset dispositions; the impacts of hedging on our results of operations; failure of our properties to yield oil or gas in commercially viable quantities; uninsured or underinsured losses resulting from our oil and gas operations; our inability to access oil and gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing our oil and gas operations; our ability to replace our oil and natural gas reserves; any loss of our senior management or technical personnel; competition in the oil and gas industry in the regions in which we operate; risks arising out of our hedging transactions; and other risks described under the caption “Risk Factors” in this Annual Report on Form 10-K.  We assume no obligation, and disclaim any duty, to update the forward-looking statements in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Commodity Price Risk

The price we receive for our oil and gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Crude oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand.  Historically, the markets for oil and gas have been volatile, and these markets will likely continue to be volatile in the future.  The prices we receive for our production depend on numerous factors beyond our control.  Based on 2009 production, our income before income taxes for 2009 would have moved up or down $15.4 million for each $1.00 per Bbl change in oil prices and $2.9 million for every $0.10 per Mcf change in natural gas prices.

We periodically enter into derivative contracts to achieve a more predictable cash flow by reducing our exposure to oil and natural gas price volatility.  Our derivative contracts have traditionally been costless collars, although we evaluate other forms of derivative instruments as well.  Starting April 1, 2009, we have not applied hedge accounting, and therefore all changes in commodity derivative fair values since that date have been recorded immediately to earnings.  Recognition of derivative settlement gains and losses in the consolidated statements of income occurs in the period that hedged production volumes are sold.

Our outstanding hedges as of February 16, 2010 are summarized below:

Whiting Petroleum Corporation

Commodity	Period	Monthly Volume (Bbl)	Weighted Average NYMEX Floor/Ceiling
Crude Oil	01/2010 to 03/2010	555,000	$61.78/$79.38
Crude Oil	04/2010 to 06/2010	640,000	$64.36/$84.48
Crude Oil	07/2010 to 09/2010	630,000	$62.37/$84.10
Crude Oil	10/2010 to 12/2010	615,000	$62.42/$86.19
Crude Oil	01/2011 to 03/2011	360,000	$56.25/$83.78
Crude Oil	04/2011 to 06/2011	360,000	$56.25/$83.78
Crude Oil	07/2011 to 09/2011	360,000	$56.25/$83.78
Crude Oil	10/2011 to 12/2011	360,000	$56.25/$83.78
Crude Oil	01/2012 to 03/2012	330,000	$55.91/$85.46
Crude Oil	04/2012 to 06/2012	330,000	$55.91/$85.46
Crude Oil	07/2012 to 09/2012	330,000	$55.91/$85.46
Crude Oil	10/2012 to 12/2012	330,000	$55.91/$85.46
Crude Oil	01/2013 to 03/2013	290,000	$55.34/$85.94
Crude Oil	04/2013 to 06/2013	290,000	$55.34/$85.94
Crude Oil	07/2013 to 09/2013	290,000	$55.34/$85.94
Crude Oil	10/2013	290,000	$55.34/$85.94
Crude Oil	11/2013	190,000	$54.59/$81.75

In connection with our conveyance on April 30, 2008 of a term net profits interest to Whiting USA Trust I (as further explained in the note on Acquisitions and Divestitures), the rights to any future hedge payments we make or receive on certain of our derivative contracts, representing 1,431 MBbls of crude oil and 5,438 MMcf of natural gas from 2010 through 2012, have been conveyed to the Trust, and therefore such payments will be included in the Trust’s calculation of net proceeds.  Under the terms of the aforementioned conveyance, we retain 10% of the net proceeds from the underlying properties.  Our retention of 10% of these net proceeds combined with our ownership of 2,186,389 Trust units, results in third-party public holders of Trust units receiving 75.8%, while we retain 24.2%, of future economic results of such hedges.  No additional hedges are allowed to be placed on Trust assets.

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

The collared hedges shown above have the effect of providing a protective floor while allowing us to share in upward pricing movements.  Consequently, while these hedges are designed to decrease our exposure to price decreases, they also have the effect of limiting the benefit of price increases above the ceiling.  For the crude oil contracts listed in both tables above, a hypothetical $5.00 per Bbl change in the NYMEX forward curve as of December 31, 2009 applied to the notional amounts would cause a change in our commodity derivative (gain) loss of $67.9 million.  For the natural gas contracts listed above, a hypothetical $0.50 per Mcf change in the NYMEX forward curve as of December 31, 2009 applied to the notional amounts would cause a change in our commodity derivative (gain) loss of $0.3 million.

We have various fixed price gas sales contracts with end users for a portion of the natural gas we produce in Colorado, Michigan and Utah.  Our estimated future production volumes to be sold under these fixed price contracts as of February 16, 2010 are summarized below:

Commodity	Period	Monthly Volume (MMBtu)	Weighted Average Price Per MMBtu
Natural Gas	01/2010 to 03/2010	689,000	$5.36
Natural Gas	04/2010 to 06/2010	695,667	$5.36
Natural Gas	07/2010 to 09/2010	702,333	$5.36
Natural Gas	10/2010 to 12/2010	702,333	$5.36
Natural Gas	01/2011 to 03/2011	659,000	$5.39
Natural Gas	04/2011 to 06/2011	665,333	$5.38
Natural Gas	07/2011 to 09/2011	649,667	$5.38
Natural Gas	10/2011 to 12/2011	649,667	$5.38
Natural Gas	01/2012 to 03/2012	457,000	$5.41
Natural Gas	04/2012 to 06/2012	461,333	$5.41
Natural Gas	07/2012 to 09/2012	465,667	$5.41
Natural Gas	10/2012 to 12/2012	398,667	$5.46
Natural Gas	01/2013 to 03/2013	360,000	$5.47
Natural Gas	04/2013 to 06/2013	364,000	$5.47
Natural Gas	07/2013 to 09/2013	368,000	$5.47
Natural Gas	10/2013 to 12/2013	368,000	$5.47
Natural Gas	01/2014 to 03/2014	330,000	$5.49
Natural Gas	04/2014 to 06/2014	333,667	$5.49
Natural Gas	07/2014 to 09/2014	337,333	$5.49
Natural Gas	10/2014 to 12/2014	337,333	$5.49

Interest Rate Risk

Market risk is estimated as the change in fair value resulting from a hypothetical 100 basis point change in the interest rate on the outstanding balance under our credit agreement.  Our credit agreement allows us to fix the interest rate for all or a portion of the principal balance for a period up to six months.  To the extent the interest rate is fixed, interest rate changes affect the instrument’s fair market value but do not impact results of operations or cash flows.  Conversely, for the portion of the credit agreement that has a floating interest rate, interest rate changes will not affect the fair market value but will impact future results of operations and cash flows.  Changes in interest rates do not affect the amount of interest we pay on our fixed-rate Senior Subordinated Notes.  At December 31, 2009, our outstanding principal balance under our credit agreement was $160.0 million and the weighted average interest rate on the outstanding principal balance was 2.4%.  At December 31, 2009, the carrying amount approximated fair market value.  Assuming a constant debt level of $160.0 million, the cash flow impact resulting from a 100 basis point change in interest rates during periods when the interest rate is not fixed would be $1.5 million over a 12-month time period.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management believes that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Whiting Petroleum Corporation

Denver, Colorado

We have audited the internal control over financial reporting of Whiting Petroleum Corporation and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new accounting guidance.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Whiting Petroleum Corporation

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Whiting Petroleum Corporation and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Whiting Petroleum Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of oil and gas reserve estimation and related required disclosures in 2009 with the implementation of new accounting guidance.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 1, 2010

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,960	$9,624
Accounts receivable trade, net	152,082	122,833
Derivative assets	4,723	46,780
Deposits on oil field equipment	-	17,170
Prepaid expenses and other	7,260	20,667
Total current assets	176,025	217,074
PROPERTY AND EQUIPMENT:
Oil and gas properties, successful efforts method:
Proved properties	4,870,688	4,423,197
Unproved properties	100,706	106,436
Other property and equipment	100,833	91,099
Total property and equipment	5,072,227	4,620,732
Less accumulated depreciation, depletion and amortization	(1,274,121)	(886,065)
Total property and equipment, net	3,798,106	3,734,667
DEBT ISSUANCE COSTS	24,672	10,779
DERIVATIVE ASSETS	8,473	38,104
OTHER LONG-TERM ASSETS	22,266	28,457
TOTAL	$4,029,542	$4,029,081

See notes to consolidated financial statements.		(Continued)

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2009	2008
CURRENT LIABILITIES:
Accounts payable	$14,023	$64,610
Accrued capital expenditures	29,998	84,960
Accrued liabilities	62,891	45,359
Accrued interest	10,501	9,673
Oil and gas sales payable	46,327	35,106
Accrued employee compensation and benefits	22,105	41,911
Production taxes payable	21,188	20,038
Deferred gain on sale	12,966	14,650
Derivative liabilities	49,551	17,354
Deferred income taxes	11,325	15,395
Tax sharing liability	1,857	2,112
Total current liabilities	282,732	351,168
NON-CURRENT LIABILITIES:
Long-term debt	779,585	1,239,751
Deferred income taxes	341,037	390,902
Derivative liabilities	137,621	28,131
Production Participation Plan liability	69,433	66,166
Asset retirement obligations	66,846	47,892
Deferred gain on sale	58,462	73,216
Tax sharing liability	20,744	21,575
Other long-term liabilities	2,997	1,489
Total non-current liabilities	1,476,725	1,869,122
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 6.25% convertible perpetual preferred stock, 3,450,000 and 0 shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively, aggregate liquidation preference of $345,000,000	3	-
Common stock, $0.001 par value, 75,000,000 shares authorized; 51,363,638 issued and 50,845,374 outstanding as of December 31, 2009, 42,582,100 issued and 42,323,336 outstanding as of December 31, 2008	51	43
Additional paid-in capital	1,546,635	971,310
Accumulated other comprehensive income	20,413	17,271
Retained earnings	702,983	820,167
Total stockholders’ equity	2,270,085	1,808,791
TOTAL	$4,029,542	$4,029,081

See notes to consolidated financial statements.		(Concluded)

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
REVENUES AND OTHER INCOME:
Oil and natural gas sales	$917,541	$1,316,480	$809,017
Gain (loss) on hedging activities	38,776	(107,555)	(21,189)
Amortization of deferred gain on sale	16,596	12,143	-
Gain on sale of properties	5,947	-	29,682
Interest income and other	500	1,051	1,208
Total revenues and other income	979,360	1,222,119	818,718
COSTS AND EXPENSES:
Lease operating	237,270	241,248	208,866
Production taxes	64,672	87,548	52,407
Depreciation, depletion and amortization	394,792	277,448	192,811
Exploration and impairment	73,014	55,257	37,323
General and administrative	42,357	61,684	39,046
Interest expense	64,608	65,078	72,504
Change in Production Participation Plan liability	3,267	32,124	8,599
Commodity derivative (gain) loss, net	262,215	(7,088)	-
Total costs and expenses	1,142,195	813,299	611,556
INCOME (LOSS) BEFORE INCOME TAXES	(162,835)	408,820	207,162
INCOME TAX EXPENSE (BENEFIT):
Current	236	2,361	550
Deferred	(56,189)	154,316	76,012
Total income tax expense (benefit)	(55,953)	156,677	76,562
NET INCOME (LOSS)	(106,882)	252,143	130,600
Preferred stock dividends	(10,302)	-	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(117,184)	$252,143	$130,600
EARNINGS (LOSS) PER COMMON SHARE, BASIC	$(2.36)	$5.96	$3.31
EARNINGS (LOSS) PER COMMON SHARE, DILUTED	$(2.36)	$5.94	$3.29
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	50,044	42,310	39,483
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	50,044	42,447	39,645

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(106,882)	$252,143	$130,600
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	394,792	277,448	192,811
Deferred income taxes	(56,189)	154,316	76,012
Amortization of debt issuance costs and debt discount	9,411	4,801	5,022
Accretion of tax sharing liability	1,615	1,267	1,505
Stock-based compensation	7,650	4,177	5,057
Amortization of deferred gain on sale	(16,596)	(12,143)	-
Gain on sale of properties	(5,947)	-	(29,682)
Undeveloped leasehold and oil and gas property impairments	26,139	25,955	9,979
Change in Production Participation Plan liability	3,267	32,124	8,599
Unrealized (gain) loss on derivative contracts	218,255	(6,189)	-
Other non-current	955	(18,825)	(5,086)
Changes in current assets and liabilities:
Accounts receivable trade	(27,336)	(12,396)	(12,606)
Prepaid expenses, deposits and other	30,024	(29,136)	1,404
Accounts payable and accrued liabilities	(36,939)	55,964	(3,833)
Accrued interest	828	(1,567)	2,116
Other current liabilities	(7,435)	35,090	12,134
Net cash provided by operating activities	435,612	763,029	394,032
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquisition capital expenditures	(97,920)	(438,759)	(21,568)
Drilling and development capital expenditures	(487,877)	(892,094)	(497,988)
Proceeds from sale of oil and gas properties	80,462	1,450	52,585
Proceeds from sale of marketable securities	-	764	-
Net proceeds from sale of 11,677,500 units in Whiting USA Trust I	-	193,692	-
Net cash used in investing activities	(505,335)	(1,134,947)	(466,971)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of 6.25% convertible perpetual preferred stock	334,112	-	-
Issuance of common stock	234,753	-	210,394
Preferred stock dividends paid	(10,302)	-	-
Long-term borrowings under credit agreement	490,000	1,105,000	384,400
Repayments of long-term borrowings under credit agreement	(950,000)	(735,000)	(514,400)
Repayments to Alliant Energy Corporation	(2,701)	(3,236)	(3,019)
Debt issuance costs	(23,141)	-	(75)
Restricted stock used for tax withholdings	(662)	-	-
Tax effect from restricted stock vesting	-	-	45
Net cash provided by financing activities	72,059	366,764	77,345
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,336	(5,154)	4,406
CASH AND CASH EQUIVALENTS:
Beginning of period	9,624	14,778	10,372
End of period	$11,960	$9,624	$14,778

See notes to consolidated financial statements.			(Continued)

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid (refunded) for income taxes	$(1,408)	$1,667	$1,446
Cash paid for interest	$52,754	$60,578	$63,861

NONCASH INVESTING ACTIVITIES:
Accrued capital expenditures during the year	$29,998	$84,960	$58,988

See notes to consolidated financial statements.			(Concluded)

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income (Loss)
BALANCES-January 1, 2007	-	$-	36,948	$37	$754,788	$(5,902)	$437,747	$1,186,670
Adoption of FIN 48	-	-	-	-	-	-	(323)	(323)
Net income	-	-	-	-	-	-	130,600	130,600	$130,600
Change in derivative fair values, net of taxes of $31,012	-	-	-	-	-	(53,637)	-	(53,637)	(53,637)
Realized loss on settled derivative contracts, net of taxes of $7,766	-	-	-	-	-	13,423	-	13,423	13,423
Total comprehensive income									$90,386
Issuance of stock, secondary offering	-	-	5,425	5	210,389	-	-	210,394
Restricted stock issued	-	-	150	-	-	-	-	-
Restricted stock forfeited	-	-	(12)	-	-	-	-	-
Restricted stock used for tax withholdings	-	-	(31)	-	(1,403)	-	-	(1,403)
Tax effect from restricted stock vesting	-	-	-	-	45	-	-	45
Stock-based compensation	-	-	-	-	5,057	-	-	5,057
BALANCES-December 31, 2007	-	-	42,480	42	968,876	(46,116)	568,024	1,490,826
Net income	-	-	-	-	-	-	252,143	252,143	$252,143
Change in derivative fair values, net of taxes of $1,812	-	-	-	-	-	(3,072)	-	(3,072)	(3,072)
Realized loss on settled derivative contracts, net of taxes of $39,903	-	-	-	-	-	67,652	-	67,652	67,652
Ineffectiveness gain on hedging activities, net of taxes of $703	-	-	-	-	-	(1,193)	-	(1,193)	(1,193)
Total comprehensive income									$315,530
Restricted stock issued	-	-	139	1	-	-	-	1
Restricted stock forfeited	-	-	(7)	-	-	-	-	-
Restricted stock used for tax withholdings	-	-	(30)	-	(1,743)	-	-	(1,743)
Stock-based compensation	-	-	-	-	4,177	-	-	4,177
BALANCES-December 31, 2008	-	-	42,582	43	971,310	17,271	820,167	1,808,791
Net loss	-	-	-	-	-	-	(106,882)	(106,882)	$(106,882)
Change in derivative fair values, net of taxes of $7,799	-	-	-	-	-	13,348	-	13,348	13,348
Realized gain on settled derivatives, net of taxes of $4,933	-	-	-	-	-	(8,517)	-	(8,517)	(8,517)
Ineffectiveness loss on hedging activities, net of taxes of $8,355	-	-	-	-	-	14,300	-	14,300	14,300
OCI amortization on de-designated hedges, net of taxes of $9,337	-	-	-	-	-	(15,989)	-	(15,989)	(15,989)
Total comprehensive loss									$(103,740)
Issuance of 6.25% convertible perpetual preferred stock	3,450	3	-	-	334,109	-	-	334,112
Issuance of stock, secondary offering	-	-	8,450	8	234,745	-	-	234,753
Restricted stock issued	-	-	364	-	-	-	-	-
Restricted stock forfeited	-	-	(5)	-	-	-	-	-
Restricted stock used for tax withholdings	-	-	(27)	-	(662)	-	-	(662)
Tax effect from restricted stock vesting	-	-	-	-	(517)	-	-	(517)
Stock-based compensation	-	-	-	-	7,650	-	-	7,650
Preferred dividends paid	-	-	-	-	-	-	(10,302)	(10,302)
BALANCES-December 31, 2009	3,450	$3	51,364	$51	$1,546,635	$20,413	$702,983	$2,270,085

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectability.  At December 31, 2009 and 2008, the Company had an allowance for doubtful accounts of $1.3 million and $0.6 million, respectively.

Inventories—Materials and supplies inventories consist primarily of tubular goods and production equipment, carried at weighted-average cost.  Materials and supplies are included in other property and equipment.  Crude oil in tanks inventory is carried at the lower of the estimated cost to produce or market value and is included in prepaid expenses and other.

Oil and Gas Properties

Proved.  The Company follows the successful efforts method of accounting for its oil and gas properties.  Under this method of accounting, all property acquisition costs and development costs are capitalized when incurred and depleted on a unit-of-production basis over the remaining life of proved reserves and proved developed reserves, respectively.  Costs of drilling exploratory wells are initially capitalized but are charged to expense if the well is determined to be unsuccessful.

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

Interest cost is capitalized as a component of property cost for development projects that require greater than six months to be readied for their intended use.  During 2009, 2008 and 2007, the Company capitalized interest of $3.4 million, $3.1 million and $3.7 million, respectively.

Unproved.  Unproved properties consist of costs incurred to acquire undeveloped leases as well as costs to acquire unproved reserves.  Undeveloped lease costs and unproved reserve acquisition costs are capitalized, and individually insignificant unproved properties are amortized on a composite basis, based on past success, experience and average lease-term lives.  The Company evaluates significant unproved properties for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage.  Unproved property costs related to successful exploratory drilling are reclassified to proved properties and depleted on a unit-of-production basis.  Impairment expense for unproved properties is reported in exploration and impairment expense.

Exploratory.  Geological and geophysical costs, including exploratory seismic studies, and the costs of carrying and retaining unproved acreage are expensed as incurred.  Costs of seismic studies that are utilized in development drilling within an area of proved reserves are capitalized as development costs.  Amounts of seismic costs capitalized are based on only those blocks of data used in determining development well locations.  To the extent that a seismic project covers areas of both development and exploratory drilling, those seismic costs are proportionately allocated between development costs and exploration expense.

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

Tertiary recovery activities.  The Company carries out tertiary recovery methods on certain of its oil and gas properties in order to recover additional hydrocarbons that are not recoverable from primary or secondary recovery methods.  Costs for tertiary recovery activities that are incurred during a project’s pilot phase, or prior to a project’s technical and economic viability, are expensed immediately.  After a project has been determined to be technically feasible and economically viable, all costs to construct improved recovery systems are capitalized and depleted on a units-of-production basis.  At such point of technical and economic feasibility, acquisition costs of tertiary injectants, such as purchased CO2, are also capitalized as development costs and depleted, as they are incurred solely for obtaining access to reserves not otherwise recoverable and have future economic benefits over the life of the project.  As CO2 is recovered together with oil and gas production, it is extracted and re-injected, and all of the associated costs are expensed as incurred.  Likewise costs incurred to maintain reservoir pressure are also expensed.

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

Derivative Instruments—The Company enters into derivative contracts, primarily costless collars, to manage its exposure to commodity price risk and also enters into derivatives, interest rate swaps, to manage its exposure to interest rate risk.  All derivative instruments, other than those that meet the normal purchase and sales exceptions are recorded on the balance sheet as either an asset or liability measured at fair value.  Gains and losses from changes in the fair value of derivative instruments are recognized immediately in earnings, unless the derivative meets specific hedge accounting criteria, and the derivative has been designated as a hedge.  Cash flows from derivatives used to manage commodity price risk and interest rate risk are classified in operating activities along with the cash flows of the underlying hedged transactions.  The Company does not enter into derivative instruments for speculative or trading purposes.

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

Revenue Recognition—Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if the collectability of the revenue is probable.  Revenues from the production of gas properties in which the Company has an interest with other producers are recognized on the basis of the Company’s net working interest (entitlement method).  Net deliveries in excess of entitled amounts are recorded as liabilities, while net under deliveries are reflected as receivables.  Gas imbalance receivables or payables are valued at the lowest of (i) the current market price; (ii) the price in effect at the time of production; or (iii) the contract price, if a contract is in hand.  As of December 31, 2009 and 2008, the Company was in a net under (over) produced imbalance position of (12,889) Mcf and 54,215 Mcf, respectively.

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

Income Taxes—Income taxes are recognized based on earnings reported for tax return purposes in addition to a provision for deferred income taxes.  Deferred income taxes are accounted for using the liability method.  Under this method, deferred tax assets and liabilities are determined by applying the enacted statutory tax rates in effect at the end of a reporting period to the cumulative temporary differences between the tax bases of assets and liabilities and their reported amounts in the Company’s financial statements.  The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance for deferred tax assets is established when it is more likely than not that some portion of the benefit from deferred tax assets will not be realized.  The Company’s income tax positions must meet a more-likely-than-not recognition threshold to be recognized, and any potential accrued interest and penalties related to unrecognized tax benefits are recognized within income tax expense.

Earnings Per Share—Basic earnings per common share is calculated by dividing adjusted net income available to common shareholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per common share is calculated by dividing adjusted net income by the weighted average number of diluted common shares outstanding, which includes the effect of potentially dilutive securities.  Potentially dilutive securities for the diluted earnings per share calculations consist of unvested restricted stock awards and outstanding stock options using the treasury method, and convertible perpetual preferred stock using the if-converted method.  When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share accordingly.

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

Fair Value of Financial Instruments—The Company has included fair value information in these notes when the fair value of our financial instruments is materially different from their book value.  Cash and cash equivalents, accounts receivable and payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.  The Company’s credit agreement has a recorded value that approximates its fair value since its variable interest rate is tied to current market rates.  The Company’s derivative financial instruments are recorded at fair value and include a measure of the Company’s own nonperformance risk or that of its counterparties as appropriate.

Concentration of Credit Risk—Whiting is exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy related industries.  The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate.  During 2009, sales to Shell Western E&P, Inc., Plains Marketing LP and EOG Resources, Inc. accounted for 18%, 15% and 13%, respectively, of the Company’s total oil and gas production revenue.  During 2008, sales to Plains Marketing LP and Valero Energy Corporation accounted for 15% and 14%, respectively, of the Company’s total oil and gas production revenue.  During 2007, sales to Valero Energy Corporation and Plains Marketing LP accounted for 14% and 13%, respectively, of the Company’s total oil and gas production revenue.  Commodity derivative contracts held by the Company are with seven counterparties, all of which are part of Whiting’s credit facility and all of which have investment-grade ratings from Moody’s and Standard & Poor.  As of December 31, 2009, outstanding derivative contracts with JP Morgan and Key National Bank represent 34% and 30%, respectively, of total crude oil volumes hedged, while outstanding derivative contracts with JP Morgan represent 100% of total gas volumes hedged.

New Accounting Pronouncements—In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which provides amendments to FASB ASC topic Fair Value Measurements and Disclosures that will provide more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2 and 3.  ASU 2010-06 is effective for fiscal years and interim periods beginning after December 15, 2009.  The Company is currently assessing the impact that the adoption will have on its disclosures.

In December 2008, the SEC issued Modernization of Oil and Gas Reporting: Final Rule, which published the final rules and interpretations updating its oil and gas reporting requirements.  The final rule includes updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations.  Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price.  The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period.  The Company adopted the new rules effective December 31, 2009, and as a result, Whiting (i) prepared its reserve estimates as of December 31, 2009 based on the new reserve definitions, (ii) reported its year-end probable and possible reserve quantities in Item I and Item II of this annual report, (iii) has estimated its December 31, 2009 reserve quantities using the 12-month average price and (iv) included additional disclosures as required by the new rule.  As a result of the change in reserve pricing from using year-end oil and gas prices to now using 12-month average prices, the Company’s total proved reserves at December 31, 2009 were 20.4 MMBOE lower than they would have otherwise been if year-end oil and gas prices were used.  Oil and gas reserve quantities or their values are a significant component of the Company’s depreciation, depletion and amortization, asset retirement obligation, impairment analyses and Production Participation Plan liability calculations.  Due to the number of estimates that rely upon reserve quantities and values, any significant changes to the Company’s oil and gas reserves has a pervasive effect on Whiting’s consolidated financial statements, and it is therefore impracticable to estimate the effect that the adoption of the SEC’s Modernization of Oil and Gas Reporting: Final Rule had on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-03, Oil and Gas Reserve Estimation and Disclosures (“ASU 2010-03”), which provides amendments to FASB ASC topic Extractive Activities-Oil and Gas. The objective of ASU 2010-03 is to align the oil and gas reserve estimation and disclosure requirements of the FASB ASC with the requirements in the SEC’s Modernization of Oil and Gas Reporting: Final Rule.  The Company adopted ASU 2010-03 effective December 31, 2009, and as a result, Whiting (i) has estimated its December 31, 2009 reserve quantities using the 12-month average price, (ii) prepared its reserve estimates as of December 31, 2009 based on the new and amended reserve definitions in ASU 2010-03 that conform to the SEC’s revised reserve definitions, and (iii) reported proved undeveloped reserve quantities in Disclosure About Oil and Gas Producing Activities.  As a result of the change in reserve pricing from using year-end oil and gas prices to now using 12-month average prices, the Company’s total proved reserves at December 31, 2009 were 20.4 MMBOE lower than they would have otherwise been if year-end oil and gas prices were used.  Oil and gas reserve quantities or their values are a significant component of the Company’s depreciation, depletion and amortization, asset retirement obligation, proved property impairment analyses and Production Participation Plan liability calculations.  Due to the number of estimates that rely upon reserve quantities and values, any significant changes to the Company’s oil and gas reserves has a pervasive effect on Whiting’s consolidated financial statements, and it is therefore impracticable to estimate the effect that the adoption of ASU 2010-03 had on the Company’s financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), as codified in FASB ASC topic Subsequent Events.  The Company adopted SFAS 165 effective April 1, 2009, which did not have an impact on its consolidated financial statements, other than additional disclosures.  This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 was effective for fiscal years and interim periods ended after June 15, 2009.

In April 2009, the FASB issued two FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities.  FSP No. FAS 157-4, Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, as codified in FASB ASC topic Fair Value Measurement and Disclosure, provides additional guidelines for estimating fair value in accordance with FASB SFAS No. 157, Fair Value Measurements (“SFAS 157”).  The Company adopted these FSPs effective April 1, 2009, which did not have an impact on its consolidated financial statements, other than additional disclosures.  FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures.  These FSPs were effective for fiscal years and interim periods ended after June 15, 2009.

The Company elected to implement SFAS 157 with the one-year deferral permitted by FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), issued February 2008 and codified in FASB ASC topic Fair Value Measurement and Disclosure.  FSP 157-2 deferred the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities measured at fair value.  Accordingly, the Company adopted SFAS 157 on January 1, 2009 for its non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis.  This deferred adoption of SFAS 157, however, did not have an impact on the Company’s consolidated financial statements other than additional disclosures.  As it relates to the Company, this delayed adoption applies to certain non-financial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; impaired oil and gas property assessments; and the initial recognition of asset retirement obligations for which fair value is used.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, as codified in FASB ASC topic Business Combinations.  SFAS 141(R) is effective for business combinations with acquisition dates on or after fiscal years beginning after December 15, 2008, and the Company adopted SFAS 141(R) effective January 1, 2009.  However, because the value of consideration paid was equal to the fair value of assets and liabilities acquired in Whiting’s business combinations executed during the year ended December 31, 2009, the adoption of SFAS 141(R) did not have a material impact on its consolidated financials.  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141(R) also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination.

2.	ACQUISITIONS AND DIVESTITURES

2009 Acquisitions

During 2009, Whiting acquired additional royalty and overriding royalty interests in the North Ward Estes field and various other fields in the Permian Basin in two separate transactions with private owners.  Also included in these transactions were contractual rights, including an option to participate for an aggregate 10% working interest and right to back in after payout for an additional aggregate 15% working interest in the development of deeper pay zones on acreage under and adjoining the North Ward Estes field.

Whiting completed the first additional royalty and overriding interests acquisition in November 2009, with a purchase price of $38.7 million and an effective date of October 1, 2009.  The Company completed the second additional royalty and overriding interests acquisition in December 2009, with a purchase price of $27.4 million and an effective date of November 1, 2009.  Reserves attributable to royalty and overriding royalty interests are not burdened by operating expenses or any additional capital costs, including CO2 costs, which are paid by the working interest owners.  These two acquisitions totaled $66.1 million and were funded primarily with net cash provided by operating activities.  Substantially all of the purchase price was allocated to the properties acquired.

2009 Participation Agreement

In June 2009, Whiting entered into a participation agreement with a privately held independent oil company covering twenty-five 1,280-acre units and one 640-acre unit located primarily in the western portion of the Sanish field in Mountrail County, North Dakota.  Under the terms of the agreement, the private company agreed to pay 65% of Whiting’s net drilling and well completion costs to receive 50% of Whiting’s working interest and net revenue interest in the first and second wells planned for each of the units.  Pursuant to the agreement, Whiting will remain the operator for each unit.

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

2008 Acquisition

In May 2008, Whiting acquired interests in 31 producing gas wells, development acreage and gas gathering and processing facilities on approximately 22,000 gross (11,500 net) acres in the Flat Rock field in Uintah County, Utah for an aggregate unadjusted purchase price of $365.0 million.

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

2008 Divestiture

On April 30, 2008, the Company completed an initial public offering of units of beneficial interest in Whiting USA Trust I (the “Trust”), selling 11,677,500 Trust units at $20.00 per Trust unit, providing net proceeds of $193.8 million after underwriters’ fees, offering expenses and post-close adjustments.  The Company used the net offering proceeds to repay a portion of the debt outstanding under its credit agreement.  The net proceeds from the sale of Trust units to the public resulted in a deferred gain on sale of $100.2 million.  Immediately prior to the closing of the offering, Whiting conveyed a term net profits interest in certain of its oil and gas properties to the Trust in exchange for 13,863,889 Trust units.  The Company has retained 15.8%, or 2,186,389 Trust units, of the total Trust units issued and outstanding.

The net profits interest entitles the Trust to receive 90% of the net proceeds from the sale of oil and natural gas production from the underlying properties.  The net profits interest will terminate at the time when 9.11 MMBOE have been produced and sold from the underlying properties.  This is the equivalent of 8.2 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such production pursuant to the net profits interest, and these reserve quantities are projected to be produced by August 31, 2018, based on the reserve report for the underlying properties as of December 31, 2009.

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

3.	LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Credit agreement	$160,000	$620,000
7% Senior Subordinated Notes due 2014	250,000	250,000
7.25% Senior Subordinated Notes due 2013, net of unamortized debt discount of $1,147 and $1,541, respectively	218,853	218,459
7.25% Senior Subordinated Notes due 2012, net of unamortized debt discount of $268 and $398, respectively	150,732	151,292
Total debt	$779,585	$1,239,751

Credit Agreement—As of December 31, 2009, Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), the Company’s wholly-owned subsidiary, had a credit agreement with a syndicate of banks, and this credit facility has a borrowing base of $1.1 billion with $939.7 million of available borrowing capacity, which is net of $160.0 million in borrowings and $0.3 million in letters of credit outstanding.  The credit agreement provides for interest only payments until April 2012, when the agreement expires and all outstanding borrowings are due.

The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of the proved reserves that have been mortgaged to the lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  Whiting Oil and Gas may, throughout the term of the credit agreement, borrow, repay and reborrow up to the borrowing base in effect at any given time.  A portion of the revolving credit agreement in an aggregate amount not to exceed $50.0 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.  As of December 31, 2009, $49.7 million was available for additional letters of credit under the agreement.

Interest accrues at the Company’s option at either (i) a base rate for a base rate loan plus the margin in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.50% or an adjusted LIBOR rate plus 1.00%, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus the margin in the table below.  The Company also incurs commitment fees of 0.50% on the unused portion of the lesser of the aggregate commitments of the lenders or the borrowing base, and are included as a component of interest expense.  At December 31, 2009, the weighted average interest rate on the outstanding principal balance under the credit agreement was 2.4%.

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

The credit agreement contains restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  The credit agreement requires the Company, as of the last day of any quarter, (i) to not exceed a total debt to EBITDAX ratio (as defined in the credit agreement) of 4.5 to 1.0 for the last four quarters ending prior to and on September 30, 2010, 4.25 to 1.0 for quarters ending December 31, 2010 to June 30, 2011 and 4.0 to 1.0 for quarters ending September 30, 2011 and thereafter, (ii) to have a consolidated current assets to consolidated current liabilities ratio (as defined in the credit agreement and which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0 and (iii) to not exceed a senior secured debt to EBITDAX ratio (as defined in the credit agreement) of 2.75 to 1.0 for the last four quarters ending prior to and on December 31, 2009 and 2.5 to 1.0 for quarters ending March 31, 2010 and thereafter.  Except for limited exceptions, which include the payment of dividends on the Company’s 6.25% convertible perpetual preferred stock, the credit agreement restricts its ability to make any dividends or distributions on its common stock or principal payments on its senior notes.  The Company was in compliance with its covenants under the credit agreement as of December 31, 2009.

The obligations of Whiting Oil and Gas under the credit agreement are secured by a first lien on substantially all of Whiting Oil and Gas’ properties included in the borrowing base for the credit agreement.  Whiting Petroleum Corporation has guaranteed the obligations of Whiting Oil and Gas under the credit agreement and pledged the stock of Whiting Oil and Gas as security for its guarantee.

Senior Subordinated Notes—In October 2005, the Company issued at par $250.0 million of 7% Senior Subordinated Notes due 2014.  The estimated fair value of these notes was $251.3 million as of December 31, 2009, based on quoted market prices for these same debt securities.

In April 2005, the Company issued $220.0 million of 7.25% Senior Subordinated Notes due 2013.  These notes were issued at 98.507% of par, and the associated discount of $3.3 million is being amortized to interest expense over the term of these notes, yielding an effective interest rate of 7.4%.  The estimated fair value of these notes was $221.1 million as of December 31, 2009, based on quoted market prices for these same debt securities.

In May 2004, the Company issued $150.0 million of 7.25% Senior Subordinated Notes due 2012.  These notes were issued at 99.26% of par, and the associated discount of $1.1 million is being amortized to interest expense over the term of these notes, yielding an effective interest rate of 7.3%.  The estimated fair value of these notes was $151.1 million as of December 31, 2009, based on quoted market prices for these same debt securities.

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

Interest Rate Swap— In August 2004, the Company entered into an interest rate swap contract to hedge the fair value of $75.0 million of its 7.25% Senior Subordinated Notes due 2012.  The interest rate swap was a fixed for floating swap in that the Company received the fixed rate of 7.25% and paid the floating rate.  In March 2009, the counterparty exercised its option to cancel the swap contract effective May 1, 2009, resulting in a cancellation fee of $1.4 million paid to the Company.

4.	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration (including removal of certain onshore and offshore facilities in California) in accordance with applicable local, state and federal laws.  The Company determines its asset retirement obligation amounts by calculating the present value of the estimated future cash outflows associated with its plug and abandonment obligations.  The current portions at December 31, 2009 and December 31, 2008 were $10.3 million and $6.5 million, respectively, and were recorded in accrued liabilities.  The following table provides a reconciliation of the Company’s asset retirement obligations for the year ended December 31, 2009 (in thousands):

	Year Ended December 31,
	2009	2008
Beginning asset retirement obligation at January 1	$54,348	$37,192
Additional liability incurred	538	3,503
Revisions in estimated cash flows	19,793	16,287
Accretion expense	7,126	3,236
Obligations on sold or conveyed properties	(93)	(536)
Liabilities settled	(4,526)	(5,334)
Ending asset retirement obligation at December 31	$77,186	$54,348

5.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Whiting derivatives—The table below details the Company’s costless collar derivatives, including its proportionate share of Trust hedges, entered into to hedge forecasted crude oil and natural gas production revenues, as of February 16, 2010.

	Whiting Petroleum Corporation
	Contracted Volumes		NYMEX Price Collar Ranges
Period	Crude Oil (Bbl)	Natural Gas (Mcf)	Crude Oil (per Bbl)	Natural Gas (per Mcf)
Jan – Dec 2010	7,446,289	495,390	$63.65 - $87.07	$6.50 - $15.06
Jan – Dec 2011	4,435,039	436,510	$58.01 - $89.37	$6.50 - $14.62
Jan – Dec 2012	4,065,091	384,002	$57.70 - $91.02	$6.50 - $14.27
Jan – Nov 2013	3,090,000	-	$55.30 - $85.68	n/a
Total	19,036,419	1,315,902

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

The 24.2% portion of Trust derivatives that Whiting has retained the economic rights to (and which are also included in the table above) are as follows:

	Whiting Petroleum Corporation
	Contracted Volumes		NYMEX Price Collar Ranges
Period	Crude Oil (Bbl)	Natural Gas (Mcf)	Crude Oil (per Bbl)	Natural Gas (per Mcf)
Jan – Dec 2010	126,289	495,390	$76.00 - $134.98	$6.50 - $15.06
Jan – Dec 2011	115,039	436,510	$74.00 - $140.15	$6.50 - $14.62
Jan – Dec 2012	105,091	384,002	$74.00 - $141.72	$6.50 - $14.27
Total	346,419	1,315,902

The 75.8% portion of Trust derivative contracts for which Whiting has transferred the economic rights to third-party public holders of Trust units (and which have not been reflected in the above tables) are as follows:

	Third-party Public Holders of Trust Units
	Contracted Volumes		NYMEX Price Collar Ranges
Period	Crude Oil (Bbl)	Natural Gas (Mcf)	Crude Oil (per Bbl)	Natural Gas (per Mcf)
Jan – Dec 2010	395,567	1,551,678	$76.00 - $134.98	$6.50 - $15.06
Jan – Dec 2011	360,329	1,367,249	$74.00 - $140.15	$6.50 - $14.62
Jan – Dec 2012	329,171	1,202,785	$74.00 - $141.72	$6.50 - $14.27
Total	1,085,067	4,121,712

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

At March 31, 2009, accumulated other comprehensive income consisted of $59.8 million ($36.5 million net of tax) of unrealized gains, representing the mark-to-market value of the Company’s open commodity contracts designated as cash flow hedges as of that date, less any ineffectiveness recognized.  As a result of discontinuing hedge accounting on April 1, 2009, such mark-to-market values at March 31, 2009 are frozen in accumulated other comprehensive income as of the de-designation date and reclassified into earnings as the original hedged transactions affect income.  During the year ended December 31, 2009, $25.3 million ($16.0 million net of tax) of derivative gains relating to de-designated commodity hedges were reclassified from accumulated other comprehensive income into earnings.

As of December 31, 2009, accumulated other comprehensive income amounted to $32.3 million ($20.4 million net of tax), which consisted entirely of unrealized deferred gains on commodity derivative contracts that had been previously designated as cash flow hedges.  The Company expects to reclassify into earnings from accumulated other comprehensive income net after-tax gains of $14.6 million related to de-designated commodity hedges during the next twelve months.

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

All derivative instruments are recorded on the consolidated balance sheet at fair value, other than the derivative instruments that meet the normal purchase normal sales exclusion.  The following tables summarize the location and fair value amounts of all derivative instruments in the consolidated balance sheets (in thousands).

		Fair Value
Designated as ASC 815 Hedges	Balance Sheet Classification	December 31, 2009	December 31, 2008
Derivative assets
Commodity contracts	Current derivative assets	$-	$30,198
Commodity contracts	Non-current derivative assets	-	13,163
Interest rate swap contract	Other long-term assets	-	1,690
Total derivative assets		$-	$45,051
Derivative liabilities
Commodity contracts	Current derivative liabilities	$-	$4,784
Commodity contracts	Non-current derivative liabilities	-	9,224
Total derivative liabilities		$-	$14,008

Not Designated as ASC 815 Hedges
Derivative assets
Commodity contracts	Current derivative assets	$4,723	$16,582
Commodity contracts	Non-current derivative assets	8,473	24,941
Total derivative assets		13,196	41,523
Derivative liabilities
Commodity contracts	Current derivative liabilities	$49,551	$12,570
Commodity contracts	Non-current derivative liabilities	137,621	18,907
Total derivative liabilities		$187,172	$31,477

Commodity derivative contracts—The following tables summarize the effects of commodity derivatives instruments on the consolidated statements of income for the twelve months ended December 31, 2009 and 2008 (in thousands).

		Gain (Loss) Recognized in OCI (Effective Portion)
ASC 815 Cash Flow	Location of Gain (Loss) Not	Year Ended December 31,
Hedging Relationships	Recognized in Income	2009	2008
Commodity contracts	Other comprehensive income	$21,147	$(4,884)

		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
ASC 815 Cash Flow		Year Ended December 31,
Hedging Relationships	Income Statement Classification	2009	2008
Commodity contracts	Gain (loss) on hedging activities	$38,776	$(107,555)

		(Gain) Loss Recognized in Income (Ineffective Portion)
ASC 815 Cash Flow		Year Ended December 31,
Hedging Relationships	Income Statement Classification	2009	2008
Commodity contracts	Commodity derivative (gain) loss, net	$22,655	$(1,896)

		(Gain) Loss Recognized in Income
Not Designated as		Year Ended December 31,
ASC 815 Hedges	Income Statement Classification	2009	2008
Commodity contracts	Commodity derivative (gain) loss, net	$239,560	$(5,192)

Fair value hedge—In March 2009, the Company’s derivative counterparty exercised its option to cancel the Company’s interest rate swap contract effective May 1, 2009.  Prior to the cancellation, the gain or loss on the hedged item ($75.0 million of fixed-rate borrowings under the Company’s Senior Subordinated Notes due 2012) attributable to the hedged benchmark interest rate risk (risk of changes in the LIBOR swap rate) and the offsetting gain or loss on the related interest rate swap for the twelve months ended December 31, 2009 and 2008 were as follows (in thousands):

	Gain (Loss) on Swap		Gain (Loss) on Borrowing
	Year Ended December 31,		Year Ended December 31,
Income Statement Classification	2009	2008	2009	2008
Interest expense	$(330)	$939	$330	$(939)

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value December 31, 2009
Financial Assets
Commodity derivatives - current	$-	$4,723	$-	$4,723
Commodity derivatives - non-current	-	8,473	-	8,473
Total financial assets	$-	$13,196	$-	$13,196
Financial Liabilities
Commodity derivatives - current	$-	$49,551	$-	$49,551
Commodity derivatives - non-current	-	137,621	-	137,621
Total financial liabilities	$-	$187,172	$-	$187,172

	Level 1	Level 2	Level 3	Total Fair Value December 31, 2008
Financial Assets
Commodity derivatives - current	$-	$46,780	$-	$46,780
Commodity derivatives - non-current	-	38,104	-	38,104
Other long-term assets (1)	-	1,690	-	1,690
Total financial assets	$-	$86,574	$-	$86,574

Financial Liabilities
Commodity derivatives - current	$-	$17,354	$-	$17,354
Commodity derivatives - non-current	-	28,131	-	28,131
Long-term debt (1)	-	1,690	-	1,690
Total financial liabilities	$-	$47,175	$-	$47,175
________________
(1) Amount represents interest rate swap (see note on Long-Term Debt).

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above:

Commodity Derivative Instruments—Commodity derivative instruments consist primarily of costless collars for crude oil and natural gas.  The Company’s costless collars are valued using industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy.  The discount rate used in the fair values of these instruments includes a measure of nonperformance risk.  The Company utilizes the counterparties’ valuations to assess the reasonableness of its own valuations.

Interest Rate Swap—The Company’s interest rate swap was valued using modeling techniques that include market inputs such as publicly available interest rate yield curves, and is designated as Level 2 within the valuation hierarchy.  The Company utilizes the counterparty’s valuations to assess the reasonableness of its own valuations.

Non-Recurring Fair Value Measurements—The Company did not apply fair value measurement guidance to any of its 2008 non-recurring, non-financial fair value measurements as permitted by the FASB.  Effective January 1, 2009, the Company began applying the provisions of the fair value measurement to its non-recurring, non-financial measurements including business combinations, proved oil and gas property impairments and asset retirement obligations.  These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  The following table presents information about the Company’s non-financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

		Fair Value Measurements Using
	Net carrying value as of December 31, 2009	Level 1	Level 2	Level 3	Loss (Before Tax) Year Ended December 31, 2009
Business combinations (1)(2)	$65,697	$-	$-	$66,120	$-
Proved oil and gas property (2)	7,849	-	-	8,218	9,420
Asset retirement obligations (3)	519	-	-	538	-
Total non-recurring assets at fair value	$74,065	$-	$-	$74,876	$9,420
________________
(1)	The business combinations relate to the additional royalty and overriding royalty interests in the North Ward Estes field and various other fields in the Permian Basin.
(2)	The net carrying value as of December 31, 2009 did not equal our fair value measurement at the time of impairment due to the subsequent recognition of depreciation expense.
(3)	The net carrying value as of December 31, 2009 did not equal our fair value measurement at the time of inception due to the subsequent recognition of accretion expense.

The following methods and assumptions were used to estimate the fair values of the non-financial assets and liabilities in the table above:

Business Combinations—The Company primarily values business combinations using the present value of estimated future cash flows discounted at a rate that reflects market participant assumptions based on the risk of the asset acquired.  Given the unobservable nature of the inputs, business combinations are deemed to use Level 3 inputs.

Proved Oil and Gas Property—The Company reviews oil and gas properties for potential impairment by comparing future net undiscounted cash flows to the net book value at the end of each period.  If the net capitalized cost exceeds undiscounted future cash flows, the cost of the property is written down to “fair value,” which is determined using net discounted future cash flows from the producing property.  The Company uses estimated future cash flows discounted at a rate consistent with those used to evaluate cash flows of similar assets.  Given the unobservable nature of the inputs, proved oil and gas properties are deemed to use Level 3 inputs.

Asset Retirement Obligations—The Company estimates the fair value of asset retirement obligations at the point they are incurred by calculating the present value of estimated future plug and abandonment costs.  Such present value calculations include various assumptions such as estimated amounts and timing of settlements, the Company’s credit-adjusted risk-free discount rate and future inflation rates.  Given the unobservable nature of most of these inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

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

Payments of 100% of the year’s Plan interests to employees and the vested percentages of former employees in the year’s Plan interests are made annually in cash after year-end.  Accrued compensation expense under the Plan for the years ended December 31, 2009, 2008 and 2007 amounted to $15.8 million, $33.5 million and $15.8 million, respectively, charged to general and administrative expense and $2.4 million, $5.2 million and $2.8 million, respectively, charged to exploration expense.

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

The Company uses average historical prices to estimate the vested long-term Production Participation Plan liability.  At December 31, 2009, the Company used three-year average historical NYMEX prices of $77.97 for crude oil and $6.60 for natural gas to estimate this liability.  If the Company were to terminate the Plan or upon a change in control (as defined in the Plan), all employees fully vest, and the Company would distribute to each Plan participant an amount based upon the valuation method set forth in the Plan in a lump sum payment twelve months after the date of termination or within one month after a change in control event.  Based on prices at December 31, 2009, if the Company elected to terminate the Plan or if a change of control event occurred, it is estimated that the fully vested lump sum cash payment to employees would approximate $136.3 million.  This amount includes $24.0 million attributable to proved undeveloped oil and gas properties and $18.2 million relating to the short-term portion of the Plan liability, which has been accrued as a current payable to be paid in February 2010.  The ultimate sharing contribution for proved undeveloped oil and gas properties will be awarded in the year of Plan termination or change of control.  However, the Company has no intention to terminate the Plan.

The following table presents changes in the estimated long-term liability related to the Plan (in thousands):

	Year Ended December 31,
	2009	2008
Beginning long-term Production Participation Plan liability	$66,166	$34,042
Change in liability for accretion, vesting and change in estimates	21,472	70,811
Reduction in liability for cash payments accrued and recognized as compensation expense	(18,205)	(38,687)
Ending long-term Production Participation Plan liability	$69,433	$66,166

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

	Year Ended December 31,
	2009	2008	2007
General and administrative expense	$2,842	$27,852	$7,293
Exploration expense	425	4,272	1,306
Total	$3,267	$32,124	$8,599

401(k) Plan—The Company has a defined contribution retirement plan for all employees.  The plan is funded by employee contributions and discretionary Company contributions.  The Company’s contributions for 2009, 2008 and 2007 were $3.7 million, $3.0 million and $2.4 million, respectively.  Employees vest in employer contributions at 20% per year of completed service.

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

Each holder of the convertible perpetual preferred stock is entitled to an annual dividend of $6.25 per share to be paid quarterly in cash, common stock or a combination thereof on March 15, June 15, September 15 and December 15, when and if such dividend has been declared by Whiting’s board of directors.  During 2009, the Company paid dividends of $4.9 million and $5.4 million on September 15, 2009 and December 15, 2009, respectively.  Each share of convertible perpetual preferred stock has a liquidation preference of $100.00 per share plus accumulated and unpaid dividends and is convertible, at a holder’s option, into shares of Whiting’s common stock based on an initial conversion price of $43.4163, subject to adjustment upon the occurrence of certain events.  The convertible perpetual preferred stock is not redeemable by the Company.  At any time on or after June 15, 2013, the Company may cause all outstanding shares of this preferred stock to be converted into shares of common stock if the closing price of our common stock equals or exceeds 120% of the then-prevailing conversion price for at least 20 trading days in a period of 30 consecutive trading days.  The holders of convertible preferred stock have no voting rights unless dividends payable on the convertible preferred stock are in arrears for six or more quarterly periods.

Common Stock Offering—In February 2009, the Company completed a public offering of its common stock, selling 8,450,000 shares of common stock at a price of $29.00 per share and providing net proceeds of $234.8 million after underwriters’ fees and offering expenses.  The Company used the net proceeds to repay a portion of the debt outstanding under its credit agreement.

Common Stock Offering—In July 2007, the Company completed a public offering of its common stock, selling 5,425,000 shares of common stock at a price of $40.50 per share and providing net proceeds of $210.4 million.  The Company used the net proceeds to repay a portion of the debt outstanding under its credit agreement.

Equity Incentive Plan—The Company maintains the Whiting Petroleum Corporation 2003 Equity Incentive Plan (the “Equity Plan”), pursuant to which two million shares of the Company’s common stock have been reserved for issuance.  No employee or officer participant may be granted options for more than 300,000 shares of common stock, stock appreciation rights relating to more than 300,000 shares of common stock, or more than 150,000 shares of restricted stock during any calendar year.  As of December 31, 2009, 1,058,116 shares of common stock remained available for grant under the Plan.

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

	2009	2008
Number of simulations	100,000	100,000
Expected volatility	70.0%	36.3%
Risk-free rate	1.33%	2.24%

The total grant date fair value of the market-based restricted stock as determined by the Monte Carlo valuation model was $1.4 million in February 2009 and $1.8 million in February 2008 and is recognized ratably over the three-year vesting period.

The following table shows a summary of the Company’s nonvested restricted stock as of December 31, 2007, 2008 and 2009 as well as activity during the years then ended (share and per share data, not presented in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards nonvested, January 1, 2007	203,264	$39.33
Granted	150,815	$45.24
Vested	(101,985)	$36.13
Forfeited	(12,438)	$44.28
Restricted stock awards nonvested, December 31, 2007	239,656	$44.15
Granted	138,518	$40.67
Vested	(112,384)	$43.46
Forfeited	(7,026)	$50.66
Restricted stock awards nonvested, December 31, 2008	258,764	$42.41
Granted	364,226	$15.66
Vested	(99,241)	$42.26
Forfeited	(5,485)	$35.44
Restricted stock awards nonvested, December 31, 2009	518,264	$23.71

As of December 31, 2009, there was $3.6 million of total unrecognized compensation cost related to unvested restricted stock granted under the stock incentive plans.  That cost is expected to be recognized over a weighted average period of 1.9 years. For the years ended December 31, 2009, 2008 and 2007, the total fair value of restricted stock vested was $2.5 million, $6.6 million and $4.7 million, respectively.

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

The Company uses a Black-Scholes option-pricing model to estimate the fair value of stock option awards.  Because the Company has not previously granted stock options, it does not have historical exercise data upon which to estimate the expected term of the options.  As such, the Company has elected to estimate the expected term of the stock options granted using the “simplified” method for “plain vanilla” options.  The expected volatility at the grant date is based on the historical volatility of Whiting’s common stock, and the risk-free interest rate is determined using the U.S. Treasury yield curve rates with maturities similar to those of the expected term of the stock options.  The following table summarizes the assumptions used to estimate the grant date fair value of stock options awarded in February 2009:

Stock Options 2009
Risk-free interest rate	2.0%
Expected volatility	58.1%
Expected term	6.0 yrs.
Dividend yield	-

The grant date fair value of the stock options awarded, as determined by the Black-Scholes valuation model, was $1.4 million and will be recognized ratably over the three-year vesting period.

The following table shows a summary of the Company’s stock options outstanding as of December 31, 2009 as well as activity during the year then ended (share and per share data, not presented in thousands):

	Number of Options	Weighted Average Exercise Price per Share
Options outstanding at January 1, 2009	-	-
Granted	120,607	$25.51
Exercised	-	-
Forfeited or expired	-	-
Options outstanding at December 31, 2009	120,607	$25.51

At December 31, 2009, no options were eligible for exercise.  The weighted average grant-date fair value of options granted during 2009 was $11.85 per share.  The 120,607 options outstanding in the table above are all expected to vest, have a remaining contractual term of 9.1 years and an aggregate intrinsic value of $5.5 million as of December 31, 2009.  Unrecognized compensation cost as of December 31, 2009 related to unvested stock option awards was $0.7 million, which is expected to be recognized over a period of 2.2 years.

For the years ended December 31, 2009, 2008 and 2007, total stock compensation expense recognized for restricted share awards and stock options was $7.7 million, $4.2 million and $5.1 million, respectively.

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

9.	INCOME TAXES

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current income tax expense (refund):
Federal	$741	$-	$32
State	(505)	2,361	518
Total current income tax expense	236	2,361	550
Deferred income tax expense (benefit):
Federal	(56,136)	142,393	72,937
State	(53)	11,923	3,075
Total deferred income tax expense (benefit)	(56,189)	154,316	76,012
Total	$(55,953)	$156,677	$76,562

Income tax expense differed from amounts that would result from applying the U.S. statutory income tax rate (35%) to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

U.S. statutory income tax expense (benefit)	$(56,992)	$143,087	$72,506
State income taxes, net of federal benefit	(1,228)	13,458	4,176
Tax credits	-	-	330
Statutory depletion	(394)	(583)	(405)
Enacted changes in state tax laws	711	-	(599)
Change in valuation allowance	-	-	67
Permanent items	1,482	715	570
Other	468	-	(83)
Total	$(55,953)	$156,677	$76,562

The principal components of the Company’s deferred income tax assets and liabilities at December 31, 2009 and 2008 were as follows (in thousands):

	Year Ended December 31,
	2009	2008
Deferred income tax assets:
Net operating loss carryforward	$126,934	$124,560
Derivative instruments	75,870	-
Production Participation Plan liability	25,690	24,548
Tax sharing liability	9,362	11,109
Asset retirement obligations	11,487	13,050
Underwriter fees	5,736	6,935
Restricted stock compensation	2,009	1,979
Enhanced oil recovery credit carryforwards	7,946	7,946
Alternative minimum tax credit carryforwards	10,393	9,653
State deductibles	-	2,215
Foreign tax credit carryforwards	1,230	1,230
Other	509	655
Total deferred income tax assets	277,166	203,880
Less valuation allowances	(1,230)	(1,230)
Net deferred income tax assets	275,936	202,650
Deferred income tax liabilities:
Oil and gas properties	604,808	548,596
Derivative instruments	-	12,482
Trust distributions	23,490	47,869
Other	-	-
Total deferred income tax liabilities	628,298	608,947
Total net deferred income tax liabilities	$352,362	$406,297

As of December 31, 2009, we had federal net operating loss carryforwards of $350.0 million and various state net operating loss carryforwards.  The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards.  If unutilized, the federal net operating loss will expire in 2027 and 2028, and the state net operating loss will expire between 2012 and 2028.

EOR credits are a credit against federal income taxes for certain costs related to extracting high-cost oil, utilizing certain prescribed “enhanced” tertiary recovery methods.  As of December 31, 2009, the Company had recognized aggregate enhanced oil recovery credits of $7.9 million that are available to offset regular federal income taxes in the future.  These credits can be carried forward and will expire between 2023 and 2025.  Federal EOR credits are subject to phase-out according to the level of average domestic crude oil prices.  The EOR credit has been phased-out since 2006.

The Company is subject to the alternative minimum tax (“AMT”) principally due to its significant intangible drilling cost deductions.  As of December 31, 2009, the Company had AMT credits totaling $10.4 million that are available to offset future regular federal income taxes.  These credits do not expire and can be carried forward indefinitely.

At December 31, 2009, the Company’s foreign tax credit carryforwards totaled $1.2 million, which will expire between 2014 and 2016.  As of December 31, 2009, a valuation allowance of $1.2 million was established in full for the foreign tax credit carryforwards because the Company determined that it was more likely than not that the benefit from these deferred tax assets will not be realized due to the divestiture of all foreign operations.

Net deferred income tax liabilities were classified in the consolidated balance sheets as follows (in thousands):

	Year Ended December 31,
	2009	2008
Assets:
Current deferred income taxes	$-	$-
Liabilities:
Current deferred income taxes	11,325	15,395
Non-current deferred income taxes	341,037	390,902
Net deferred income tax liabilities	$352,362	$406,297

The following table summarizes the activity related to the Company's liability for unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2009	2008	2007
Beginning balance at January 1	$299	$170	$396
Increases related to tax position taken in the current year	-	129	96
Decreases associated with accounting method change	-	-	(322)
Ending balance at December 31	$299	$299	$170

Included in the unrecognized tax benefit balance at December 31, 2009, are $0.3 million of tax positions, the allowance of which would positively affect the annual effective income tax rate.  For the year ended December 31, 2009, the Company did not recognize any interest or penalties with respect to unrecognized tax benefits, nor did the Company have any such interest or penalties previously accrued.

The Company files income tax returns in the U.S. Federal jurisdiction, in various states, and previously filed in two foreign jurisdictions each with varying statutes of limitations.  The 2006 through 2009 tax years generally remain subject to examination by federal and state tax authorities.  The foreign jurisdictions generally remain subject to examination by their respective authorities for 2003 through 2006.

10.	EARNINGS PER SHARE

The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share data):

	Year Ended December 31, 2009			Year Ended December 31, 2008
	Income	Weighted Avg Shares Outstanding	Per Share Amount	Income	Weighted Avg Shares Outstanding	Per Share Amount
Net income (loss)	$(106,882)			$252,143
Less:
Preferred stock dividends declared	(10,302)			-
Preferred stock dividends accumulated	(945)			-

Basic:
Adjusted net income (loss) available to common stockholders	$(118,129)	50,044	$(2.36)	$252,143	42,310	$5.96

Effect of dilutive securities
Restricted stock and stock options	-	-		-	137

Diluted:
Adjusted net income (loss) available to common stockholders plus assumed conversions	$(118,129)	50,044	$(2.36)	$252,143	42,447	$5.94

For the year ended December 31, 2009, the Company had a net loss.  Therefore, the diluted earnings per share calculation for that period excludes the effect of 348,729 shares of restricted stock and stock options because their effect was anti-dilutive, as well as 4,158,214 weighted average common shares issuable upon the assumed conversion of the 6.25% perpetual preferred stock.

11.	RELATED PARTY TRANSACTIONS

Whiting USA Trust I—As a result of Whiting’s retained ownership of 15.8%, or 2,186,389 units in Whiting USA Trust I, the Trust is a related party of the Company.  The following table summarizes the related party receivable and payable balances between the Company and the Trust as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009	December 31, 2008
Assets
Unit distributions due from Trust (1)	$1,023	$1,596
Total	$1,023	$1,596

Liabilities
Unit distributions payable to Trust (2)	$6,485	$10,120
Current portion of derivative liability	3,580	12,570
Non-current derivative liability	6,423	18,907
Total	$16,488	$41,597
________________
(1)	This amount represents Whiting’s 15.8% interest in the net proceeds due from the Trust and is included within Accounts Receivable Trade, Net in the Company’s consolidated balance sheets.
(2)
This amount represents net proceeds from the Trust’s underlying properties as well as realized cash settlements on Trust derivatives, that the Company has received between the last Trust distribution date and December 31, 2009, but which the Company has not yet distributed to the Trust as of December 31, 2009.  Due to ongoing processing of Trust revenues and expenses after December 31, 2009, the amount of Whiting’s next scheduled distribution to the Trust, and the related distribution by the Trust to its unit holders, will differ from this amount.  This amount is included within Accounts Payable in the Company’s consolidated balance sheet.

For the year ended December 31, 2009, Whiting paid $38.2 million, net of state tax withholdings, in unit distributions to the Trust and received $5.9 million in distributions back from the Trust pursuant to its retained ownership in 2,186,389 Trust units.

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

Under this agreement, the Company has agreed to pay to Alliant Energy 90% of the future tax benefits the Company realizes annually as a result of this step-up in tax basis for the years ending on or prior to December 31, 2013.  Such tax benefits will generally be calculated by comparing the Company’s actual taxes to the taxes that would have been owed by the Company had the increase in basis not occurred.  In 2014, Whiting will be obligated to pay Alliant Energy the present value of the remaining tax benefits, assuming all such tax benefits will be realized in future years.  The Company has estimated total payments to Alliant will approximate $30.6 million on an undiscounted basis.

During 2009, 2008 and 2007, the Company made payments of $2.7 million, $3.2 million and $3.0 million, respectively, under this agreement and recognized interest expense of $1.6 million, $1.3 million and $1.5 million, respectively.  The Company’s estimated payment of $1.9 million to be made in 2010 under this agreement is reflected as a current liability at December 31, 2009.

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

12.	COMMITMENTS AND CONTINGENCIES

Non-cancelable Leases—The Company leases 107,400 square feet of administrative office space in Denver, Colorado under an operating lease arrangement through 2013 and an additional 46,700 square feet of office space in Midland, Texas until 2012.  Rental expense for 2009, 2008 and 2007 amounted to $3.0 million, $2.2 million and $2.1 million, respectively.  Minimum lease payments under the terms of non-cancelable operating leases as of December 31, 2009 are as follows (in thousands):

2010	$2,677
2011	3,383
2012	2,931
2013	2,382
Total	$11,373

Purchase Contracts—The Company has entered into two take-or-pay purchase agreements, one agreement expiring in March 2014 and one agreement expiring in December 2014, whereby the Company has committed to buy certain volumes of CO2 for a fixed fee subject to annual escalation.  The purchase agreements are with different suppliers, and the CO2 is for use in the Company’s enhanced recovery projects in Oklahoma and Texas.  Under the terms of the agreements, the Company is obligated to purchase a minimum daily volume of CO2 (as calculated on an annual basis) or else pay for any deficiencies at the price in effect when delivery was to have occurred.  The CO2 volumes planned for use in the Company’s enhanced recovery projects currently exceed the minimum daily volumes provided in these take-or-pay purchase agreements.  Therefore, the Company expects to avoid any payments for deficiencies.  As of December 31, 2009, future commitments under the purchase agreements amounted to $156.8 million through 2014.

Drilling Contracts—The Company currently has six drilling rigs under long-term contract, of which three drilling rigs expire in 2010, one in 2011, one in 2012 and one in 2013.  All of these rigs are operating in the Rocky Mountains region.  As of December 31, 2009, early termination of the remaining contracts would require termination penalties of $49.1 million, which would be in lieu of paying the remaining drilling commitments of $76.7 million.  Other drilling rigs working for the Company are not under long-term contracts but instead are under contracts that can be terminated at the end of the well that is currently being drilled.

Litigation—The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the ordinary course of business.  It is the opinion of the Company’s management that all claims and litigation involving the Company are not likely to have a material adverse effect on its consolidated financial position, cash flows or results of operations.

13.	SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date that these financial statements were issued.  The following information is disclosed as a nonrecognized subsequent event:

On February 15, 2010, the Company declared a dividend of $1.5625 per share on its 6.25% convertible perpetual preferred stock.  The dividend is payable on March 15, 2010 to holders of record on March 1, 2010.

14.	OIL AND GAS ACTIVITIES

The Company’s oil and gas activities for 2009, 2008 and 2007 were entirely within the United States.  Costs incurred in oil and gas producing activities were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Development	$436,721	$914,616	$506,057
Proved property acquisition	78,800	294,056	8,128
Unproved property acquisition	12,872	98,841	13,598
Exploration	50,970	42,621	56,741
Total	$579,363	$1,350,134	$584,524

During 2009, 2008 and 2007, additions to oil and gas properties of $0.5 million, $3.5 million and $1.5 million were recorded for the estimated costs of future abandonment related to new wells drilled or acquired.

Net capitalized costs related to the Company’s oil and gas producing activities were as follows (in thousands):

	Year Ended December 31,
	2009	2008
Proved oil and gas properties	$4,870,688	$4,423,197
Unproved oil and gas properties	100,706	106,436
Accumulated depreciation, depletion and amortization	(1,258,141)	(873,233)
Oil and gas properties, net	$3,713,253	$3,656,400

Exploratory well costs that are incurred and expensed in the same annual period have not been included in the table below.  The net changes in capitalized exploratory well costs were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Beginning balance at January 1	$-	$525	$10,194
Additions to capitalized exploratory well costs pending the determination of proved reserves	4,095	12,794	19,203
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(4,095)	(13,319)	(28,872)
Capitalized exploratory well costs charged to expense	-	-	-
Ending balance at December 31	$-	$-	$525

At December 31, 2009, the Company had no costs capitalized for exploratory wells in progress for a period of greater than one year after the completion of drilling.

15.	DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

For all years presented, the estimates of proved reserves and related valuations were based 100% on reports prepared by the Company’s independent petroleum engineers.  The estimates of proved reserves and related valuations as of December 31, 2009 were based on reports prepared by Cawley, Gillespie & Associates, Inc., the Company’s independent petroleum engineers.  Proved reserve estimates included herein conform to the definitions prescribed by the U.S. Securities and Exchange Commission.  The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

As of December 31, 2009, all of the Company’s oil and gas reserves are attributable to properties within the United States.  A summary of the Company’s changes in quantities of proved oil and gas reserves for the years ended December 31, 2007, 2008 and 2009, are as follows:

	Oil (MBbl)	Natural Gas (MMcf)	Total (MBOE)
Balance—January 1, 2007	195,035	318,873	248,180

Extensions and discoveries	10,973	40,936	17,795
Sales of minerals in place	(1,194)	(10,382)	(2,924)
Purchases of minerals in place	691	-	691
Production	(9,579)	(30,764)	(14,706)
Revisions to previous estimates	392	8,079	1,739

Balance—December 31, 2007	196,318	326,742	250,775

Extensions and discoveries	20,395	57,093	29,911
Sales of minerals in place	(3,919)	(14,277)	(6,299)
Purchases of minerals in place	513	90,329	15,568
Production	(12,448)	(30,419)	(17,518)
Revisions to previous estimates	(20,851)	(74,689)	(33,299)

Balance—December 31, 2008	180,008	354,779	239,138

Extensions and discoveries	25,115	41,969	32,110
Sales of minerals in place	(2,689)	(1,559)	(2,949)
Purchases of minerals in place	3,177	4,155	3,870
Production	(15,381)	(29,333)	(20,270)
Revisions to previous estimates	33,566	(62,618)	23,130

Balance—December 31, 2009	223,796	307,393	275,029

Proved developed reserves:
December 31, 2006	122,496	226,516	160,249
December 31, 2007	127,291	237,030	166,796
December 31, 2008	120,961	229,224	159,165
December 31, 2009	144,813	178,782	174,610

Proved undeveloped reserves:
December 31, 2006	72,539	92,357	87,932
December 31, 2007	69,027	89,712	83,979
December 31, 2008	59,047	125,555	79,973
December 31, 2009	78,983	128,611	100,418

Notable changes in proved reserves for the year ended December 31, 2009 included:

•
Revisions to previous estimates.  In 2009, revisions to previous estimates increased proved developed and undeveloped reserves by a net amount of 23.1 MMBOE.  Included in these revisions were (i) 17.3 MMBOE of net upward adjustments caused by higher crude oil prices incorporated into the Company’s reserve estimates at December 31, 2009 as compared to December 31, 2008 that were partially offset by lower natural gas prices as of December 31, 2009, and (ii) 5.8 MMBOE of net upward adjustments attributable to reservoir analysis and well performance.  The liquids component of the 5.8 MMBOE revision consisted of a 14.8 MMBOE increase that was primarily related to North Ward Estes, where additional field areas are now planned for CO2 injection and where the total amount of CO2 planned for injection into previously identified flood pattern areas has been increased.  The gas component of the 5.8 MMBOE revision consisted of a 9.0 MMBOE decrease that was primarily related to the Sulphur Creek field, where reserve assignments for proved developed producing as well as proved undeveloped well locations were adjusted downward to reflect the current performance of producing wells.

•
Extensions and discoveries.  In 2009, total extensions and discoveries of 32.1 MMBOE were primarily attributable to successful drilling in the Sanish and Parshall fields and related proved undeveloped well locations added during the year, which in turn extended the proved acreage in those areas.

Notable changes in proved reserves for the year ended December 31, 2008 included:

•
Revisions to previous estimates.  In 2008, negative revisions to previous estimates decreased proved reserve quantities by a net amount of 33.3 MMBOE.  Included in these revisions were 39.0 MMBOE of negative adjustments caused by lower commodity prices at December 31, 2008 as compared to December 31, 2007, and 5.7 MMBOE of net positive adjustments primarily due to production performance and updated technical evaluations at Whiting’s CO2 enhanced recovery projects.

•
Extensions and discoveries.  In 2008, total extensions and discoveries of 29.9 MMBOE resulted from successful drilling primarily in the Sanish, Sulphur Creek, and Parshall fields that extended the proved acreage in those fields.

As discussed in Deferred Compensation, all of the Company’s employees participate in the Company’s Production Participation Plan (“Plan”).  The reserve disclosures above include oil and natural gas reserve volumes that have been allocated to the Plan.  Once allocated to Plan participants, the interests are fixed.  Allocations prior to 1995 consisted of 2%–3% overriding royalty interest, while allocations since 1995 have been 2%–5% of oil and gas sales less lease operating expenses and production taxes from the production allocated to the Plan.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of SFAS No. 69, as codified in FASB ASC topic Extractive Activities—Oil and Gas.  Future cash inflows as of December 31, 2009 were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2009) to estimated future production.  Future cash inflows as of December 31, 2008 and 2007, however, were computed by applying prices at year end to estimated future production.  Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming the continuation of existing economic conditions.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows (in thousands):

	December 31,
	2009	2008	2007
Future cash flows	$13,077,148	$8,558,178	$19,747,430
Future production costs	(5,668,889)	(4,220,329)	(6,022,667)
Future development costs	(1,405,734)	(982,193)	(1,186,826)
Future income tax expense	(1,292,719)	(474,332)	(3,952,146)

Future net cash flows	4,709,806	2,881,324	8,585,791
10% annual discount for estimated timing of cash flows	(2,366,264)	(1,504,876)	(4,574,125)

Standardized measure of discounted future net cash flows	$2,343,542	$1,376,448	$4,011,666

Future cash flows as shown above are reported without consideration for the effects of open hedge contracts at each period end.  If the effects of hedging transactions were included in the computation, then undiscounted future cash flows would have increased by $24.6 million in 2009, increased by $345.9 million in 2008 and decreased by $81.8 million in 2007.

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows (in thousands):

	December 31,
	2009	2008	2007
Beginning of year	$1,376,448	$4,011,665	$2,392,242
Sale of oil and gas produced, net of production costs	(615,597)	(987,682)	(547,744)
Sales of minerals in place	(40,673)	(54,735)	(72,360)
Net changes in prices and production costs	1,233,813	(4,059,904)	2,261,006
Extensions, discoveries and improved recoveries	442,879	259,930	440,337
Previously estimated development costs incurred during the period	260,350	263,491	247,789
Changes in estimated future development costs	(452,480)	(154,569)	(251,819)
Purchases of mineral in place	53,372	135,288	17,098
Revisions of previous quantity estimates	319,028	(289,381)	43,019
Net change in income taxes	(371,243)	1,851,178	(757,127)
Accretion of discount	137,645	401,167	239,224
End of year	$2,343,542	$1,376,448	$4,011,665

Future net revenues included in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves incorporate calculated weighted average sales prices (inclusive of adjustments for quality and location) in effect at December 31, 2009, 2008 and 2007 as follows:

	2009	2008	2007
Oil (per Bbl)	$52.19	$38.51	$88.62
Natural Gas (per Mcf)	$3.77	$4.58	$6.31

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly financial data for the years ended December 31, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Year ended December 31, 2009:
Oil and natural gas sales	$146,175	$214,303	$256,074	$300,989
Operating profit (loss) (1)	(24,332)	41,492	77,202	126,445
Net income (loss)	(43,759)	(93,163)	30,944	(11,206)
Basic earnings (loss) per share	(0.92)	(1.83)	0.59	(0.24)
Diluted earnings (loss) per share	(0.92)	(1.83)	0.59	(0.24)
	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Year ended December 31, 2008:
Oil and natural gas sales	$286,731	$390,536	$425,392	$213,821
Operating profit (1)	162,828	252,198	258,224	36,986
Net income	62,314	80,449	112,417	(3,037)
Basic earnings (loss) per share	1.47	1.90	2.66	(0.07)
Diluted earnings (loss) per share	1.47	1.90	2.65	(0.07)

(1) Oil and natural gas sales less lease operating expense, production taxes and depreciation, depletion and amortization.

******

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chairman, President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2009.  Based upon their evaluation of these disclosures controls and procedures, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the year ended December 31, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information included under the captions “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for Whiting Petroleum Corporation’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”) is hereby incorporated herein by reference.  Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.

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

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Stockholders” in the Proxy Statement and is hereby incorporated by reference.  The following table sets forth information with respect to compensation plans under which equity securities of Whiting Petroleum Corporation are authorized for issuance as of December 31, 2009.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	120,607	$25.51	937,509	(2)
Equity compensation plans not approved by security holders	-	N/A	-
Total	120,607	$25.51	937,509	(2)
_____________
(1)	Includes only the Whiting Petroleum Corporation 2003 Equity Incentive Plan.

(2)	Excludes 518,264 shares of restricted common stock previously issued for which the restrictions have not lapsed.

Item 13.	Certain Relationships, Related Transactions and Director Independence

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1.	Financial statements – The following financial statements and the report of independent registered public accounting firm are contained in Item 8.

a.	Report of Independent Registered Public Accounting Firm

b.	Consolidated Balance Sheets as of December 31, 2009 and 2008

c.	Consolidated Statements of Income for the Years ended December 31, 2009, 2008 and 2007

d.	Consolidated Statements of Cash Flows for the Years ended December 31, 2009, 2008 and 2007

e.	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years ended December 31, 2009, 2008 and 2007

f.	Notes to Consolidated Financial Statements

2.	Financial statement schedules – The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

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

SCHEDULE  I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

WHITING PETROLEUM CORPORATION
CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY

CONDENSED BALANCE SHEETS
(In thousands)

	December 31,
	2009	2008
ASSETS
Current assets	$1,216	$2,859
Investment in subsidiaries	1,080,146	1,187,019
Intercompany receivable	1,814,787	1,249,869
Total assets	$2,896,149	$2,439,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$6,849	$8,292
Long-term debt	618,585	618,061
Other long-term liabilities	21,043	21,874
Stockholders’ equity	2,249,672	1,791,520
Total liabilities and stockholders’ equity	$2,896,149	$2,439,747

CONDENSED STATEMENTS OF OPERATIONS
 (In thousands)

	Year Ended December 31,
	2009	2008	2007
Operating expenses:
General and administrative	$(6,659)	$(3,619)	$(4,290)

Interest expense	(2,139)	(1,830)	(2,112)
Equity in earnings (losses) of subsidiaries	(101,107)	255,504	134,636
Income (loss) before income taxes	(109,905)	250,055	128,234
Income tax benefit	3,023	2,088	2,366
Net income (loss)	$(106,882)	$252,143	$130,600

See notes to condensed financial statements.

Schedule I

WHITING PETROLEUM CORPORATION
CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Cash flows provided by operating activities	$2,961	$8,883	$4,633

Cash flows from investing activities
Investment in subsidiaries	-	-	-

Cash flows from financing activities:
Intercompany receivable	(260)	(5,647)	(1,659)
Other financing activities	(2,701)	(3,236)	(2,974)
Net cash used in financing activities	(2,961)	(8,883)	(4,633)

Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents:
Beginning of period	-	-	-
End of period	$-	$-	$-

NONCASH INVESTING ACTIVITES:
Conveyance to Whiting USA Trust I increasing investment in subsidiaries	$-	$111,223	$-
Sale of Whiting USA Trust I units decreasing investment in subsidiaries	$-	$(93,683)	$-
Distributions from Whiting USA Trust I decreasing investment in subsidiaries	$(5,766)	$(5,212)	$-

NONCASH FINANCING ACTIVITES:
Issuance of preferred stock increasing stockholders’ equity	$334,112	$-	$-
Issuance of preferred stock increasing intercompany receivable	$(334,112)	$-	$-
Issuance of common stock increasing stockholders’ equity	$234,753	$-	$210,394
Issuance of common stock increasing intercompany receivable	$(234,753)	$-	$(210,394)
Preferred stock dividends paid decreasing stockholders’ equity	$(10,302)	$-	$-
Preferred stock dividends paid decreasing intercompany receivable	$10,302	$-	$-
Distributions from Whiting USA Trust I increasing intercompany receivable	$5,766	$5,212	$-
Conveyance to Whiting USA Trust I decreasing intercompany receivable	$-	$(111,223)	$-
Sale of Whiting USA Trust I units increasing intercompany receivable	$-	$93,683	$-

See notes to condensed financial statements.

WHITING PETROLEUM CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY

1.	BASIS OF PRESENTATION

Condensed Financial Statements—The condensed financial statements of Whiting Petroleum Corporation (the “Registrant” or “Parent Company”) do not include all of the information and notes normally included with financial statements prepared in accordance with GAAP.  These condensed financial statements, therefore, should be read in conjunction with the consolidated financial statements and notes thereto of the Registrant, included elsewhere in this 2009 Annual Report on Form 10-K.  For purposes of these condensed financial statements, the Parent Company’s investments in wholly-owned subsidiaries are accounted for under the equity method.

Restricted Assets of Registrant—Except for limited exceptions, including the payment of interest on the senior notes, Whiting Oil and Gas Corporation’s (“Whiting Oil and Gas”) credit agreement restricts the ability of the subsidiaries to make any dividends, distributions or other payments to the Parent Company.  The restrictions apply to all of the net assets of the subsidiaries.  Accordingly, these condensed financial statements have been prepared pursuant to Rule 5-04 of Regulation S-X of the Securities Exchange Act of 1934, as amended.

2.	LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

The Parent Company’s long-term debt and other long-term liabilities consisted of the following at December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Long-term debt:
7% Senior Subordinated Notes due 2014	$250,000	$250,000
7.25% Senior Subordinated Notes due 2013, net of unamortized debt discount of $1,147 and $1,541, respectively	218,853	218,459
7.25% Senior Subordinated Notes due 2012, net of unamortized debt discount of $268 and $398, respectively	149,732	149,602
Other long-term liabilities:
Tax sharing liability	20,744	21,575
Other	299	299
Total long-term debt and other long-term liabilities	$639,628	$639,935

Scheduled maturities of the Parent Company’s long-term debt and other long-term liabilities as of December 31, 2009, were as follows (in thousands):

2010	2011	2012	2013	2014	Thereafter	Total
$ 1,857	$ 1,728	$ 151,592	$ 221,488	$ 265,936	$ 299	$ 642,900

For further information on the Senior Subordinated Notes and tax sharing liability, refer to the Long-Term Debt and Related Party Transactions notes to the consolidated financial statements of the Registrant.

3.	STOCKHOLDERS’ EQUITY

6.25% Convertible Perpetual Preferred Stock Offering—In June 2009, the Parent Company completed a public offering of 6.25% convertible perpetual preferred stock, selling 3,450,000 shares at a price of $100.00 per share and providing net proceeds of $334.1 million after underwriters’ fees and offering expenses.  The net proceeds were used to repay a portion of the debt outstanding under Whiting Oil and Gas’ credit agreement.

Common Stock Offering—In February 2009, the Parent Company completed a public offering of its common stock, selling 8,450,000 shares of common stock at a price of $29.00 per share and providing net proceeds of $234.8 million after underwriters’ fees and offering expenses.  The net proceeds were used to repay a portion of the debt outstanding under Whiting Oil and Gas’ credit agreement.

For further information on the convertible perpetual preferred stock offering and the common stock offering, refer to the Stockholders’ Equity note to the consolidated financial statements of the Registrant.

4.	WHITING USA TRUST I

On April 30, 2008, the Parent Company completed an initial public offering of units of beneficial interest in Whiting USA Trust I (the “Trust”), selling 11,677,500 Trust units at $20.00 per Trust unit, and providing net proceeds of $193.7 million after underwriters’ fees, offering expenses and post-close adjustments.  The Parent Company used the offering net proceeds to repay a portion of the debt outstanding under Whiting Oil and Gas’ credit agreement.  Immediately prior to the closing of the offering, Whiting Oil and Gas conveyed a term net profits interest in certain of its oil and natural gas properties to the Trust in exchange for 13,863,889 Trust units, which Trust units were in turn transferred from Whiting Oil and Gas to the Parent Company.  The Parent Company retained 15.8%, or 2,186,389 Trust units, of the total Trust units issued and outstanding.

The net profits interest entitles the Trust to receive 90% of the net proceeds from the sale of oil and natural gas production from the underlying properties.  The net profits interest will terminate at the time when 9.11 MMBOE have been produced and sold from the underlying properties.  This is the equivalent of 8.20 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such production pursuant to the net profits interest, and these reserve quantities are projected to be produced by August 31, 2018, based on the reserve report for the underlying properties as of December 31, 2009.  The Trust will soon thereafter wind up its affairs and terminate.

5.	SUBSEQUENT EVENT

The Parent Company has evaluated subsequent events through the date that these financial statements were issued.  The following information is disclosed as a nonrecognized subsequent event:

On February 15, 2010, the Parent Company declared a dividend of $1.5625 per share on its 6.25% convertible perpetual preferred stock.  The dividend is payable on March 15, 2010 to holders of record on March 1, 2010.

******

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March, 2010.

WHITING PETROLEUM CORPORATION

By	/s/ James J. Volker
James J. Volker
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James J. Volker James J. Volker	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2010
/s/ Michael J. Stevens Michael J. Stevens	Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2010
/s/ Brent P. Jensen Brent P. Jensen	Controller and Treasurer (Principal Accounting Officer)	March 1, 2010
/s/ Thomas L. Aller Thomas L. Aller	Director	March 1, 2010
/s/ D. Sherwin Artus D. Sherwin Artus	Director	March 1, 2010
/s/ Thomas P. Briggs Thomas P. Briggs	Director	March 1, 2010
/s/ William N. Hahne William N. Hahne	Director	March 1, 2010
/s/ Graydon D. Hubbard Graydon D. Hubbard	Director	March 1, 2010
/s/ Palmer L. Moe Palmer L. Moe	Director	March 1, 2010

                                                             EXHIBIT INDEX

Exhibit Number	Exhibit Description
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

(3.4)
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

(4.2)
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

(4.3)
Indenture, dated May 11, 2004, by and among Whiting Petroleum Corporation, Whiting Oil and Gas Corporation, Whiting Programs, Inc., Equity Oil Company and The Bank of New York Trust Company, N.A., as successor trustee [Incorporated by reference to Exhibit 4.1 to Whiting Petroleum Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-31899)].

(4.4)
Subordinated Indenture, dated as of April 19, 2005, by and among Whiting Petroleum Corporation, Whiting Oil and Gas Corporation, Whiting Programs, Inc., Equity Oil Company and The Bank of New York Trust Company, N.A., as successor trustee [Incorporated by reference to Exhibit 4.4 to Whiting Petroleum Corporation’s Registration Statement on Form S-3 (Reg. No. 333-121615)].

(4.5)
First Supplemental Indenture, dated as of April 19, 2005, by and among Whiting Petroleum Corporation, Whiting Oil and Gas Corporation, Equity Oil Company, Whiting Programs, Inc. and The Bank of New York Trust Company, N.A., as successor trustee [Incorporated by reference to Exhibit 4.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K dated April 11, 2005 (File No. 001-31899)].

(4.6)
Indenture, dated October 4, 2005, by and among Whiting Petroleum Corporation, Whiting Oil and Gas Corporation, Whiting Programs, Inc. and The Bank of New York Trust Company, N.A., as successor trustee [Incorporated by reference to Exhibit 4.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K dated October 4, 2005 (File No. 001-31899)].

(4.7)
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

(10.4)*
Form of Restricted Stock Agreement pursuant to the Whiting Petroleum Corporation 2003 Equity Incentive Plan for performance vesting awards on and after October 23, 2007 and prior to February 23, 2008 [Incorporated by reference to Exhibit 10.3 to Whiting Petroleum Corporation’s Current Report on Form 8-K dated October 23, 2007 (File No. 001-31899)].

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

(10.9)*
Summary of Non-Employee Director Compensation for Whiting Petroleum Corporation [Incorporated by reference to Exhibit 10.9 to Whiting Petroleum Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-31899)].

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

(10.14)*
Form of Stock Option Agreement pursuant to the Whiting Petroleum Corporation 2003 Equity Incentive Plan [Incorporated by reference to Exhibit 10.14 to Whiting Petroleum Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-31899)].

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
(99.1)
Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2009 [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2009; except to the extent specifically incorporated by reference, the Proxy Statement for the 2010 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K].

(99.2)	Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers.

*      A management contract or compensatory plan or arrangement.