Form 10-Q
period 2010-03-31
WHITING PETROLEUM CORP
filed 2010-04-29
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No  ☒

Number of shares of the registrant’s common stock outstanding at April 15, 2010:  50,992,858 shares.

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

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

WHITING PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,053	$11,960
Accounts receivable trade, net	169,047	152,082
Derivative assets	5,655	4,723
Prepaid expenses and other	11,691	7,260
Total current assets	199,446	176,025
PROPERTY AND EQUIPMENT:
Oil and gas properties, successful efforts method:
Proved properties	4,994,220	4,870,688
Unproved properties	112,008	100,706
Other property and equipment	94,051	100,833
Total property and equipment	5,200,279	5,072,227
Less accumulated depreciation, depletion and amortization	(1,365,713)	(1,274,121)
Total property and equipment, net	3,834,566	3,798,106
DEBT ISSUANCE COSTS	22,166	24,672
DERIVATIVE ASSETS	7,845	8,473
OTHER LONG-TERM ASSETS	22,148	22,266
TOTAL	$4,086,171	$4,029,542

See notes to consolidated financial statements.		(Continued)

WHITING PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per share data)

	March 31, 2010	December 31, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,329	$14,023
Accrued capital expenditures	38,685	29,998
Accrued liabilities	62,612	62,891
Accrued interest	11,348	10,501
Oil and gas sales payable	53,963	46,327
Accrued employee compensation and benefits	9,295	22,105
Production taxes payable	21,631	21,188
Deferred gain on sale	13,215	12,966
Derivative liabilities	51,637	49,551
Deferred income taxes	8,684	11,325
Tax sharing liability	1,857	1,857
Total current liabilities	296,256	282,732
NON-CURRENT LIABILITIES:
Long-term debt	719,594	779,585
Deferred income taxes	392,768	341,037
Derivative liabilities	112,353	137,621
Production Participation Plan liability	70,378	69,433
Asset retirement obligations	72,634	66,846
Deferred gain on sale	54,426	58,462
Tax sharing liability	21,094	20,744
Other long-term liabilities	2,928	2,997
Total non-current liabilities	1,446,175	1,476,725
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 6.25% convertible perpetual preferred stock, 3,450,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009, aggregate liquidation preference of $345,000,000	3	3
Common stock, $0.001 par value, 75,000,000 shares authorized; 51,436,486 issued and 50,992,858 outstanding as of March 31, 2010, 51,363,638 issued and 50,845,374 outstanding as of December 31, 2009	51	51
Additional paid-in capital	1,543,321	1,546,635
Accumulated other comprehensive income	16,162	20,413
Retained earnings	784,203	702,983
Total stockholders’ equity	2,343,740	2,270,085
TOTAL	$4,086,171	$4,029,542

See notes to consolidated financial statements.		(Concluded)

WHITING PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
REVENUES AND OTHER INCOME:
Oil and natural gas sales	$340,694	$146,175
Gain on hedging activities	6,733	13,450
Amortization of deferred gain on sale	3,737	4,099
Interest income and other	106	115
Total revenues and other income	351,270	163,839
COSTS AND EXPENSES:
Lease operating	60,855	60,954
Production taxes	25,098	9,519
Depreciation, depletion and amortization	97,549	100,034
Exploration and impairment	12,906	17,314
General and administrative	13,634	8,980
Interest expense	15,692	14,680
Change in Production Participation Plan liability	945	396
Commodity derivative (gain) loss, net	(14,923)	21,765
Total costs and expenses	211,756	233,642
INCOME (LOSS) BEFORE INCOME TAXES	139,514	(69,803)
INCOME TAX EXPENSE (BENEFIT):
Current	1,330	(539)
Deferred	51,573	(25,505)
Total income tax expense (benefit)	52,903	(26,044)
NET INCOME (LOSS)	86,611	(43,759)
Preferred stock dividends	(5,391)	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$81,220	$(43,759)
EARNINGS (LOSS) PER COMMON SHARE, BASIC	$1.60	$(0.92)
EARNINGS (LOSS) PER COMMON SHARE, DILUTED	$1.46	$(0.92)
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	50,911	47,600
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	59,153	47,600

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$86,611	$(43,759)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	97,549	100,034
Deferred income tax expense (benefit)	51,573	(25,505)
Amortization of debt issuance costs and debt discount	2,516	1,173
Accretion of tax sharing liability	350	409
Stock-based compensation	2,244	1,142
Amortization of deferred gain on sale	(3,737)	(4,099)
Undeveloped leasehold and oil and gas property impairments	3,843	4,681
Change in Production Participation Plan liability	945	396
Unrealized (gain) loss on derivative contracts	(30,220)	23,295
Other non-current	(792)	1,496
Changes in current assets and liabilities:
Accounts receivable trade	(16,965)	30,521
Prepaid expenses and other	(4,431)	8,932
Accounts payable and accrued liabilities	8,935	(19,507)
Accrued interest	847	10,246
Other current liabilities	(4,731)	(54,565)
Net cash provided by operating activities	194,537	34,890
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquisition capital expenditures	(15,527)	(20,733)
Drilling and development capital expenditures	(107,175)	(201,151)
Proceeds from sale of oil and gas properties	207	-
Other	-	84
Net cash used in investing activities	(122,495)	(221,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	234,942
Preferred stock dividends paid	(5,391)	-
Long-term borrowings under credit agreement	130,000	150,000
Repayments of long-term borrowings under credit agreement	(190,000)	(200,000)
Restricted stock used for tax withholdings	(5,558)	(643)
Net cash provided by (used in) financing activities	(70,949)	184,299
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,093	(2,611)
CASH AND CASH EQUIVALENTS:
Beginning of period	11,960	9,624
End of period	$13,053	$7,013
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$374	$94
Cash paid for interest	$11,979	$2,852
NONCASH INVESTING ACTIVITIES:
Accrued capital expenditures during the period	$38,685	$47,592

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Income (Loss)
BALANCES-January 1, 2009	-	$-	42,582	$43	$971,310	$17,271	$820,167	$1,808,791
Net loss	-	-	-	-	-	-	(43,759)	(43,759)	$(43,759)
Change in derivative fair values, net of taxes of $7,799	-	-	-	-	-	13,348	-	13,348	13,348
Realized gain on settled derivative contracts, net of taxes of $4,933	-	-	-	-	-	(8,517)	-	(8,517)	(8,517)
Ineffectiveness loss on hedging activities, net of taxes of $8,433	-	-	-	-	-	14,433	-	14,433	14,433
Total comprehensive income									$(24,495)
Issuance of stock, secondary offering	-	-	8,450	8	234,934	-	-	234,942
Restricted stock issued			351	-	-	-	-	-
Restricted stock forfeited	-	-	(3)	-	-	-	-	-
Restricted stock used for tax withholdings	-	-	(27)	-	(644)	-	-	(644)
Tax effect from restricted stock vesting	-	-	-	-	(515)	-	-	(515)
Stock-based compensation	-	-	-	-	1,142	-	-	1,142
BALANCES-March 31, 2009	-	$-	51,353	$51	$1,206,227	$36,535	$776,408	$2,019,221

BALANCES-January 1, 2010	3,450	$3	51,364	$51	$1,546,635	$20,413	$702,983	$2,270,085
Net income	-	-	-	-	-	-	86,611	86,611	$86,611
OCI amortization on de-designated hedges, net of taxes of $2,482	-	-	-	-	-	(4,251)	-	(4,251)	(4,251)
Total comprehensive income									$82,360
Restricted stock issued	-	-	152	-	-	-	-	-
Restricted stock forfeited	-	-	(3)	-	-	-	-	-
Restricted stock used for tax withholdings	-	-	(77)	-	(5,558)	-	-	(5,558)
Stock-based compensation	-	-	-	-	2,244	-	-	2,244
Preferred dividends paid	-	-	-	-	-	-	(5,391)	(5,391)
BALANCES-March 31, 2010	3,450	$3	51,436	$51	$1,543,321	$16,162	$784,203	$2,343,740

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

Consolidated Financial Statements—The unaudited consolidated financial statements include the accounts of Whiting Petroleum Corporation, its consolidated subsidiaries, all of which are wholly-owned, and Whiting’s pro rata share of the accounts of Whiting USA Trust I pursuant to Whiting’s 15.8% ownership interest.  Investments in entities which give Whiting significant influence, but not control, over the investee are accounted for using the equity method.  Under the equity method, investments are stated at cost plus the Company’s equity in undistributed earnings and losses.  All intercompany balances and transactions have been eliminated upon consolidation.  These financial statements have been prepared in accordance with GAAP for interim financial reporting.  In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s interim results.  However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  Whiting’s 2009 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.  Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in Whiting’s 2009 Annual Report on Form 10-K.

Earnings Per Share—Basic earnings per common share is calculated by dividing adjusted net income available to common shareholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per common share is calculated by dividing adjusted net income available to common shareholders by the weighted average number of diluted common shares outstanding, which includes the effect of potentially dilutive securities.  Potentially dilutive securities for the diluted earnings per share calculations consist of unvested restricted stock awards and outstanding stock options using the treasury method, and convertible perpetual preferred stock using the if-converted method.  When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share.

2.	ACQUISITIONS AND DIVESTITURES

2010 Activity

There were no significant acquisitions or divestitures during the first quarter of 2010.

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

Whiting completed the first acquisition of additional royalty and overriding royalty interests in November 2009, with a purchase price of $38.7 million and an effective date of October 1, 2009.  The Company completed the second acquisition of additional royalty and overriding royalty interests in December 2009, with a purchase price of $27.4 million and an effective date of November 1, 2009.  Reserves attributable to royalty and overriding royalty interests are not burdened by operating expenses or any additional capital costs, including CO2 costs, which are paid by the working interest owners.  These two acquisitions were funded primarily from net cash provided by operating activities.  Substantially all of the purchase price was allocated to the properties acquired.

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

3.	LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Credit Agreement	$100,000	$160,000
7% Senior Subordinated Notes due 2014	250,000	250,000
7.25% Senior Subordinated Notes due 2013, net of unamortized debt discount of $1,053 and $1,147, respectively	218,947	218,853
7.25% Senior Subordinated Notes due 2012, net of unamortized debt discount of $237 and $268, respectively	150,647	150,732
Total debt	$719,594	$779,585

Credit Agreement—As of March 31, 2010, Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), the Company’s wholly-owned subsidiary, had a credit agreement with a syndicate of banks, and this credit facility has a borrowing base of $1.1 billion with $999.7 million of available borrowing capacity, which is net of $100.0 million in borrowings and $0.3 million in letters of credit outstanding.  The credit agreement provides for interest only payments until April 2012, when the agreement expires and all outstanding borrowings are due.

The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of the proved reserves that have been mortgaged to the lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  In connection with the May redetermination, the syndicate of banks reaffirmed the Company’s borrowing base of $1.1 billion in April 2010.  Whiting Oil and Gas may, throughout the term of the credit agreement, borrow, repay and reborrow up to the borrowing base in effect at any given time.  A portion of the revolving credit agreement in an aggregate amount not to exceed $50.0 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.  As of March 31, 2010, $49.7 million was available for additional letters of credit under the agreement.

Interest accrues at the Company’s option at either (i) a base rate for a base rate loan plus the margin in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.50% or an adjusted LIBOR rate plus 1.00%, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus the margin in the table below.  The Company also incurs commitment fees of 0.50% on the unused portion of the lesser of the aggregate commitments of the lenders or the borrowing base, which are included as a component of interest expense.  At March 31, 2010, the weighted average interest rate on the outstanding principal balance under the credit agreement was 2.2%.

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

The credit agreement contains restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  The credit agreement requires the Company, as of the last day of any quarter, (i) to not exceed a total debt to EBITDAX ratio (as defined in the credit agreement) of 4.5 to 1.0 for the last four quarters ending prior to and on September 30, 2010, 4.25 to 1.0 for quarters ending December 31, 2010 to June 30, 2011 and 4.0 to 1.0 for quarters ending September 30, 2011 and thereafter, (ii) to have a consolidated current assets to consolidated current liabilities ratio (as defined in the credit agreement and which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0, and (iii) to not exceed a senior secured debt to EBITDAX ratio (as defined in the credit agreement) of 2.5 to 1.0 for quarters ending March 31, 2010 and thereafter.  Except for limited exceptions, which include the payment of dividends on the Company’s 6.25% convertible perpetual preferred stock, the credit agreement restricts its ability to make any dividends or distributions on its common stock or principal payments on its senior notes.  The Company was in compliance with its covenants under the credit agreement as of March 31, 2010.

The obligations of Whiting Oil and Gas under the credit agreement are secured by a first lien on substantially all of Whiting Oil and Gas’ properties included in the borrowing base for the credit agreement.  Whiting Petroleum Corporation has guaranteed the obligations of Whiting Oil and Gas under the credit agreement and pledged the stock of Whiting Oil and Gas as security for its guarantee.

Senior Subordinated Notes—In October 2005, the Company issued at par $250.0 million of 7% Senior Subordinated Notes due 2014.  The estimated fair value of these notes was $255.0 million as of March 31, 2010, based on quoted market prices for these same debt securities.

In April 2005, the Company issued $220.0 million of 7.25% Senior Subordinated Notes due 2013.  These notes were issued at 98.507% of par, and the associated discount of $3.3 million is being amortized to interest expense over the term of these notes, yielding an effective interest rate of 7.4%.  The estimated fair value of these notes was $223.3 million as of March 31, 2010, based on quoted market prices for these same debt securities.

In May 2004, the Company issued $150.0 million of 7.25% Senior Subordinated Notes due 2012.  These notes were issued at 99.26% of par, and the associated discount of $1.1 million is being amortized to interest expense over the term of these notes, yielding an effective interest rate of 7.3%.  The estimated fair value of these notes was $150.0 million as of March 31, 2010, based on quoted market prices for these same debt securities.

The notes are unsecured obligations of Whiting Petroleum Corporation and are subordinated to all of the Company’s senior debt, which currently consists of Whiting Oil and Gas’ credit agreement.  The Company’s obligations under the notes are fully, unconditionally, jointly and severally guaranteed by all of the Company’s wholly-owned operating subsidiaries, Whiting Oil and Gas and Whiting Programs, Inc. (the “Guarantors”).  Any subsidiaries other than the Guarantors are minor subsidiaries as defined by Rule 3-10(h)(6) of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Whiting Petroleum Corporation has no assets or operations independent of this debt and its investments in guarantor subsidiaries.

4.	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration (including removal of certain onshore and offshore facilities in California) in accordance with applicable local, state and federal laws.  The Company determines its asset retirement obligation amounts by calculating the present value of the estimated future cash outflows associated with its plug and abandonment obligations.  The current portions at March 31, 2010 and December 31, 2009 were $10.4 million and $10.3 million, respectively, and were included in accrued liabilities.  The following table provides a reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2010 (in thousands):

Asset retirement obligation, January 1, 2010	$77,186
Additional liability incurred	280
Revisions in estimated cash flows	4,724
Accretion expense	1,733
Liabilities settled	(857)
Asset retirement obligation, March 31, 2010	$83,066

5.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations, and Whiting uses derivative instruments to manage its commodity price risk.

Commodity derivative contracts—Historically, prices received for crude oil and natural gas production have been volatile because of seasonal weather patterns, supply and demand factors, worldwide political factors and general economic conditions.  Whiting enters into derivative contracts, primarily costless collars, to achieve a more predictable cash flow by reducing its exposure to commodity price volatility.  Commodity derivative contracts are also used to ensure adequate cash flow to fund the Company’s capital programs and to manage returns on acquisitions and drilling programs.  Costless collars are designed to establish floor and ceiling prices on anticipated future oil and gas production.  While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements.  The Company does not enter into derivative contracts for speculative or trading purposes.

Whiting derivatives.  The table below details the Company’s costless collar derivatives, including its proportionate share of Whiting USA Trust I (the “Trust”) derivatives, entered into to hedge forecasted crude oil and natural gas production revenues, as of April 1, 2010.

	Whiting Petroleum Corporation
	Contracted Volumes		Weighted Average NYMEX Price Collar Ranges
Period	Crude Oil (Bbl)	Natural Gas (Mcf)	Crude Oil (per Bbl)	Natural Gas (per Mcf)
Apr – Dec 2010	6,198,558	365,507	$63.97 - $89.35	$6.32 - $13.79
Jan – Dec 2011	4,435,039	436,510	$58.01 - $89.37	$6.50 - $14.62
Jan – Dec 2012	4,065,091	384,002	$57.70 - $91.02	$6.50 - $14.27
Jan – Nov 2013	3,090,000	-	$55.30 - $85.68	n/a
Total	17,788,688	1,186,019

Derivatives conveyed to Whiting USA Trust I.  In connection with the Company’s conveyance in April 2008 of a term net profits interest to the Trust and related sale of 11,677,500 Trust units to the public, the right to any future hedge payments made or received by Whiting on certain of its derivative contracts have been conveyed to the Trust, and therefore such payments will be included in the Trust’s calculation of net proceeds.  Under the terms of the aforementioned conveyance, Whiting retains 10% of the net proceeds from the underlying properties.  Whiting’s retention of 10% of these net proceeds, combined with its ownership of 2,186,389 Trust units, results in third-party public holders of Trust units receiving 75.8%, and Whiting retaining 24.2%, of the future economic results of commodity derivative contracts conveyed to the Trust.  The relative ownership of the future economic results of such commodity derivatives is reflected in the tables below.  No additional hedges are allowed to be placed on Trust assets.

The 24.2% portion of Trust derivatives that Whiting has retained the economic rights to (and which are also included in the table above) are as follows:

	Whiting Petroleum Corporation
	Contracted Volumes		Weighted Average NYMEX Price Collar Ranges
Period	Crude Oil (Bbl)	Natural Gas (Mcf)	Crude Oil (per Bbl)	Natural Gas (per Mcf)
Apr – Dec 2010	93,558	365,507	$76.00 - $134.95	$6.32 - $13.79
Jan – Dec 2011	115,039	436,510	$74.00 - $140.15	$6.50 - $14.62
Jan – Dec 2012	105,091	384,002	$74.00 - $141.72	$6.50 - $14.27
Total	313,688	1,186,019

The 75.8% portion of Trust derivative contracts of which Whiting has transferred the economic rights to third-party public holders of Trust units (and which have not been reflected in the above tables) are as follows:

	Third-party Public Holders of Trust Units
	Contracted Volumes		Weighted Average NYMEX Price Collar Ranges
Period	Crude Oil (Bbl)	Natural Gas (Mcf)	Crude Oil (per Bbl)	Natural Gas (per Mcf)
Apr – Dec 2010	293,046	1,144,852	$76.00 - $134.95	$6.32 - $13.79
Jan – Dec 2011	360,329	1,367,249	$74.00 - $140.15	$6.50 - $14.62
Jan – Dec 2012	329,171	1,202,785	$74.00 - $141.72	$6.50 - $14.27
Total	982,546	3,714,886

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

At March 31, 2009, accumulated other comprehensive income consisted of $59.8 million ($36.5 million net of tax) of unrealized gains, representing the mark-to-market value of the Company’s open commodity contracts designated as cash flow hedges as of that date, less any ineffectiveness recognized.  As a result of discontinuing hedge accounting on April 1, 2009, such mark-to-market values at March 31, 2009 are frozen in accumulated other comprehensive income as of the de-designation date and reclassified into earnings as the original hedged transactions affect income.  During the three months ended March 31, 2010, $6.7 million ($4.3 million net of tax) of derivative gains relating to de-designated commodity hedges were reclassified from accumulated other comprehensive income into earnings.

As of March 31, 2010, accumulated other comprehensive income amounted to $25.6 million ($16.2 million net of tax), which consisted entirely of unrealized deferred gains on commodity derivative contracts that had been previously designated as cash flow hedges.  During the next twelve months, the Company expects to reclassify into earnings from accumulated other comprehensive income net after-tax gains of $12.3 million related to de-designated commodity hedges.

Derivative instrument reporting—All derivative instruments are recorded on the consolidated balance sheet at fair value, other than derivative instruments that meet the normal purchase normal sales exclusion.  The following tables summarize the location and fair value amounts of all derivative instruments in the consolidated balance sheets (in thousands).

		Fair Value
Not Designated as ASC 815 Hedges	Balance Sheet Classification	March 31, 2010	December 31, 2009
Derivative assets
Commodity contracts	Current derivative assets	$5,655	$4,723
Commodity contracts	Non-current derivative assets	7,845	8,473
Total derivative assets		$13,500	$13,196
Derivative liabilities
Commodity contracts	Current derivative liabilities	$51,637	$49,551
Commodity contracts	Non-current derivative liabilities	112,353	137,621
Total derivative liabilities		$163,990	$187,172

The following tables summarize the effects of commodity derivatives instruments on the consolidated statements of income for the three months ended March 31, 2010 and 2009 (in thousands).

		Gain (Loss) Recognized in OCI (Effective Portion)
ASC 815 Cash Flow	Location of Gain (Loss) Not	Three Months Ended March 31,
Hedging Relationships	Recognized in Income	2010	2009
Commodity contracts	Other comprehensive income	$-	$21,147

		Gain (Loss) Reclassified from OCI into Income (Effective Portion)
ASC 815 Cash Flow		Three Months Ended March 31,
Hedging Relationships	Income Statement Classification	2010	2009
Commodity contracts	Gain on hedging activities	$6,733	$13,450

		(Gain) Loss Recognized in Income (Ineffective Portion)
ASC 815 Cash Flow		Three Months Ended March 31,
Hedging Relationships	Income Statement Classification	2010	2009
Commodity contracts	Commodity derivative (gain) loss, net	$-	$22,866

		(Gain) Loss Recognized in Income
Not Designated as		Three Months Ended March 31,
ASC 815 Hedges	Income Statement Classification	2010	2009
Commodity contracts	Commodity derivative (gain) loss, net	$(14,923)	$(1,101)

Contingent features in derivative instruments.  None of the Company’s derivative instruments contain credit-risk-related contingent features.  Counterparties to the Company’s derivative contracts are high credit quality financial institutions that are lenders under Whiting’s credit agreement.  Whiting uses only credit agreement participants to hedge with, since these institutions are secured equally with the holders of Whiting’s bank debt, which eliminates the potential need to post collateral when Whiting is in a large derivative liability position.  As a result, the Company is not required to post letters of credit or corporate guarantees for its derivative counterparties in order to secure contract performance obligations.

6.	FAIR VALUE MEASURMENTS

The Company follows FASB ASC Topic 820, Fair Value Measurement and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement.  The three levels are defined as follows:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The Company reflects transfers between the three levels at the end of the reporting period in which the availability of observable inputs no longer justifies classification in the original level.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value March 31, 2010
Financial Assets
Commodity derivatives - current	$-	$5,655	$-	$5,655
Commodity derivatives - non-current	-	7,845	-	7,845
Total financial assets	$-	$13,500	$-	$13,500
Financial Liabilities
Commodity derivatives - current	$-	$51,637	$-	$51,637
Commodity derivatives - non-current	-	112,353	-	112,353
Total financial liabilities	$-	$163,990	$-	$163,990

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above:

Commodity Derivative Instruments.  Commodity derivative instruments consist primarily of costless collars for crude oil and natural gas.  The Company’s costless collars are valued using industry-standard models, which are based on a market approach.  These models consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy.  The discount rates used in the fair values of these instruments include a measure of nonperformance risk.  Such measures of nonperformance risk were 4.3% for Whiting and 0.5% for its derivative counterparties at March 31, 2010.  The Company utilizes counterparties’ valuations to assess the reasonableness of its own valuations.

Non-Recurring Fair Value Measurements.  The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations, proved oil and gas property impairments and asset retirement obligations.  These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  The following table presents information about the Company’s non-financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

	Net Carrying Value as of	Fair Value Measurements Using			Loss (Before Tax) Three Months Ended
	March 31, 2010	Level 1	Level 2	Level 3	March 31, 2010
Asset retirement obligations	$280	$-	$-	$280	$-
Total non-recurring assets at fair value	$280	$-	$-	$280	$-

The following methods and assumptions were used to estimate the fair values of the non-financial assets and liabilities in the table above:

Asset Retirement Obligations.  The Company estimates the fair value of asset retirement obligations at the point they are incurred by calculating the present value of estimated future plug and abandonment costs.  Such present value calculations are based on a cost approach and include various assumptions such as estimated amounts and timing of settlements, the Company’s credit-adjusted risk-free discount rate (9.1%) and future inflation rates (2.5%).  Given the unobservable nature of most of these inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

7.	DEFERRED COMPENSATION

Production Participation Plan—The Company has a Production Participation Plan (the “Plan”) in which all employees participate.  On an annual basis, interests in oil and gas properties acquired, developed or sold during the year are allocated to the Plan as determined by the Compensation Committee of the Company’s Board of Directors.  Once allocated, the interests (not legally conveyed) are fixed.  Interest allocations prior to 1995 consisted of 2%-3% overriding royalty interests.  Interest allocations since 1995 have been 2%-5% of oil and gas sales less lease operating expenses and production taxes.

Payments of 100% of the year’s Plan interests to employees and the vested percentages of former employees in the year’s Plan interests are made annually in cash after year-end.  Accrued compensation expense under the Plan for the three months ended March 31, 2010 and 2009 amounted to $6.7 million and $2.0 million, respectively, charged to general and administrative expense and $1.0 million and $0.3 million, respectively, charged to exploration expense.

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

The Company uses average historical prices to estimate the vested long-term Production Participation Plan liability.  At March 31, 2010, the Company used three-year average historical NYMEX prices of $78.92 for crude oil and $6.13 for natural gas to estimate this liability.  If the Company were to terminate the Plan or upon a change in control of the Company (as defined in the Plan), all employees fully vest, and the Company would distribute to each Plan participant an amount based upon the valuation method set forth in the Plan in a lump sum payment twelve months after the date of termination or within one month after a change in control event.  Based on prices at March 31, 2010, if the Company elected to terminate the Plan or if a change of control event occurred, it is estimated that the fully vested lump sum cash payment to employees would approximate $118.6 million.  This amount includes $18.8 million attributable to proved undeveloped oil and gas properties and $7.7 million relating to the short-term portion of the Plan liability, which has been accrued as a current payable to be paid in February 2011.  The ultimate sharing contribution for proved undeveloped oil and gas properties will be awarded in the year of Plan termination or change of control.  However, the Company has no intention to terminate the Plan.

The following table presents changes in the estimated long-term liability related to the Plan (in thousands):

Long-term Production Participation Plan liability, January 1, 2010	$69,433
Change in liability for accretion, vesting and change in estimates	8,624
Reduction in liability for cash payments accrued and recognized as compensation expense	(7,679)
Long-term Production Participation Plan liability, March 31, 2010	$70,378

8.	STOCKHOLDERS’ EQUITY

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

Each holder of the convertible perpetual preferred stock is entitled to an annual dividend of $6.25 per share to be paid quarterly in cash, common stock or a combination thereof on March 15, June 15, September 15 and December 15, when and if such dividend has been declared by Whiting’s board of directors.  During the first quarter of 2010, the Company paid dividends of $5.4 million on March 15, 2010.  Each share of convertible perpetual preferred stock has a liquidation preference of $100.00 per share plus accumulated and unpaid dividends and is convertible, at a holder’s option, into shares of Whiting’s common stock based on an initial conversion price of $43.4163, subject to adjustment upon the occurrence of certain events.  The convertible perpetual preferred stock is not redeemable by the Company.  At any time on or after June 15, 2013, the Company may cause all outstanding shares of this preferred stock to be converted into shares of common stock if the closing price of our common stock equals or exceeds 120% of the then-prevailing conversion price for at least 20 trading days in a period of 30 consecutive trading days.  The holders of convertible preferred stock have no voting rights unless dividends payable on the convertible preferred stock are in arrears for six or more quarterly periods.

Common Stock Offering—In February 2009, the Company completed a public offering of its common stock, selling 8,450,000 shares of common stock at a price of $29.00 per share and providing net proceeds of $234.8 million after underwriters’ fees and offering expenses.  The Company used the net proceeds to repay a portion of the debt outstanding under its credit agreement.

Equity Incentive Plan—The Company maintains the Whiting Petroleum Corporation 2003 Equity Incentive Plan (the “Equity Plan”), pursuant to which two million shares of the Company’s common stock have been reserved for issuance.  No employee or officer participant may be granted options for more than 300,000 shares of common stock, stock appreciation rights relating to more than 300,000 shares of common stock, or more than 150,000 shares of restricted stock during any calendar year.  As of March 31, 2010, 957,617 shares of common stock remained available for grant under the Plan.

For the three months ended March 31, 2010 and 2009, total stock compensation expense recognized for restricted share awards and stock options was $2.2 million and $1.1 million, respectively.

Restricted Shares.  Restricted stock awards for executive officers, directors and employees generally vest ratably over a three-year service period.  The Company uses historical data and projections to estimate expected employee behaviors related to restricted stock forfeitures.  The expected forfeitures are then included as part of the grant date estimate of compensation cost.  For service-based restricted stock awards, the grant date fair value is determined based on the closing bid price of the Company’s common stock on the grant date.

In February 2010 and 2009, 90,449 shares and 209,649 shares, respectively, of restricted stock, subject to certain market-based vesting criteria in addition to the standard three-year service condition, were granted to executive officers under the Equity Plan.  The market-based conditions must be met in order for the stock awards to vest, and it is therefore possible that no shares could vest in one or more of the three-year vesting periods.  However, the Company recognizes compensation expense for awards subject to market conditions regardless of whether it becomes probable that these conditions will be achieved or not, and compensation expense is not reversed if vesting does not actually occur.

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

	2010	2009
Number of simulations	65,000	100,000
Expected volatility	75.9%	70.0%
Risk-free rate	1.40%	1.33%

The grant date fair value of the market-based restricted stock as determined by the Monte Carlo valuation model was $45.98 per share in February 2010 and $6.91 per share in February 2009.

The following table shows a summary of the Company’s nonvested restricted stock as of March 31, 2010 as well as activity during the three months then ended (share and per share data, not presented in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards nonvested, January 1, 2010	518,264	$23.71
Granted	152,387	55.18
Vested	(223,756)	27.77
Forfeited	(3,267)	38.82
Restricted stock awards nonvested, March 31, 2010	443,628	$32.37

As of March 31, 2010, there was $9.9 million of total unrecognized compensation cost related to unvested restricted stock granted under the stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.5 years.

Stock Options.  In February 2010 and 2009, 27,651 stock options and 120,607 stock options, respectively, were granted under the Equity Plan to certain executive officers of the Company with exercise prices equal to the closing market price of the Company’s common stock on the grant date.  These stock options vest ratably over a three-year service period from the grant date and are exercisable immediately upon vesting through the tenth anniversary of the grant date.

The Company uses a Black-Scholes option-pricing model to estimate the fair value of stock option awards.  Because the Company first granted stock options in 2009, it does not have historical exercise data upon which to estimate the expected term of the options.  As such, the Company has elected to estimate the expected term of the stock options granted using the “simplified” method for “plain vanilla” options.  The expected volatility at the grant date is based on the historical volatility of Whiting’s common stock, and the risk-free interest rate is determined using the U.S. Treasury yield curve rates with maturities similar to those of the expected term of the stock options.  The following table summarizes the assumptions used to estimate the grant date fair value of stock options awarded:

	2010	2009
Risk-free interest rate	2.75%	2.0%
Expected volatility	58.8%	58.1%
Expected term	6.0 yrs.	6.0 yrs.
Dividend yield	-	-

The grant date fair value of the stock options awarded, as determined by the Black-Scholes valuation model, was $38.88 per share in February 2010 and $11.85 per share in February 2009.

The following table shows a summary of the Company’s stock options outstanding as of March 31, 2010 as well as activity during the three months then ended (share and per share data, not presented in thousands):

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Options outstanding at January 1, 2010	120,607	$25.51
Granted	27,651	68.62
Exercised	-	-	$-
Forfeited or expired	-	-
Options outstanding at March 31, 2010	148,258	$33.55	$7,011	9.1
Options exercisable at March 31, 2010	40,202	$25.51	$2,224	8.9

Unrecognized compensation cost as of March 31, 2010 related to unvested stock option awards was $1.5 million, which is expected to be recognized over a period of 2.5 years.

9.	INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2010 and 2009 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income primarily because of state income taxes and estimated permanent differences.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year.  The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

10.	EARNINGS PER SHARE

The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Basic Earnings Per Share
Numerator:
Net income (loss)	$86,611	$(43,759)
Preferred stock dividends	(5,391)	-
Adjusted net income (loss) available to common shareholders, basic	$81,220	$(43,759)
Denominator:
Weighted average shares outstanding, basic	50,911	47,600

Diluted Earnings Per Share
Numerator:
Adjusted net income (loss) available to common shareholders, basic	$81,220	$(43,759)
Preferred stock dividends	5,391	-
Adjusted net income (loss) available to common shareholders, diluted	$86,611	$(43,759)
Denominator:
Weighted average shares outstanding, basic	50,911	47,600
Restricted stock and stock options	296	-
Convertible perpetual preferred stock	7,946	-
Weighted average shares outstanding, diluted	59,153	47,600

Earnings (loss) per common share, basic	$1.60	$(0.92)
Earnings (loss) per common share, diluted	$1.46	$(0.92)

For the three months ended March 31, 2009, the Company had a net loss.  Therefore, the diluted earnings per share calculation for that period excludes the effect of 81,820 shares of restricted stock and stock options because their effect was anti-dilutive.

11.	ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which provides amendments to FASB ASC Topic 820, Fair Value Measurements and Disclosures.  The objective of ASU 2010-06 is to provide more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) significant transfers between Levels 1, 2 and 3.  ASU 2010-06 is effective for fiscal years and interim periods beginning after December 15, 2009.  The Company adopted ASU 2010-06 effective January 1, 2010, which did not have an impact on its consolidated financial statements, other than additional disclosures.

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

As demonstrated by our recent capital expenditure programs, we are increasingly focused on a balanced exploration and development program, while continuing to selectively pursue acquisitions that complement our existing core properties.  We believe that our significant drilling inventory, combined with our operating experience and cost structure, provides us with meaningful organic growth opportunities.  Our growth plan is centered on the following activities:

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

Although oil prices fell significantly after reaching highs in the third quarter of 2008, they have experienced a rebound in the second half of 2009 and first quarter of 2010.  For example, the daily average NYMEX oil price was $118.13 and $58.75 per Bbl for the third and fourth quarters of 2008, respectively, $43.21, $59.62, $68.29 and $76.17 per Bbl, for the first, second, third and fourth quarters of 2009, respectively, and $78.79 for the first quarter of 2010.  Additionally, natural gas prices have fallen significantly since their third quarter 2008 levels and remained low throughout 2009, but have slightly increased during the first quarter of 2010.  For example, daily average NYMEX natural gas prices declined from $10.27 per Mcf for the third quarter of 2008 to $6.96 per Mcf for the fourth quarter of 2008 and $3.99 per Mcf for 2009, but rose to $5.30 per Mcf for the first quarter of 2010.  Lower oil and natural gas prices may not only decrease our revenues, but may also reduce the amount of oil and natural gas that we can produce economically and therefore potentially lower our reserve bookings.  A substantial or extended decline in oil or natural gas prices may result in impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to finance planned capital expenditures.  Lower oil and gas prices may also reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders based on the collateral value of our proved reserves that have been mortgaged to the lenders.  Alternatively, higher oil and natural gas prices may result in significant non-cash mark-to-market losses being recognized on our commodity derivatives, which may in turn cause us to experience net losses.

First Quarter 2010 Highlights and Future Considerations

Operational Highlights.  Our Sanish and Parshall fields in Mountrail County, North Dakota target the Bakken formation.  Net production in the Sanish field increased 69% from 9.9 MBOE/d in March 2009 to 16.6 MBOE/d in March 2010.  From January 1 through April 20, 2010, we completed 19 operated wells in the Sanish field, bringing to 83 the total number of operated wells in the field.  As of April 20, 2010, ten operated wells were being completed or awaiting completion and nine wells were being drilled in the Sanish field.  In 2010, we intend to drill a total of 86 operated (48 net) wells in the Sanish field, of which 76 will target the Bakken formation and ten will target the Three Forks formation.  Net production in the Parshall field increased 33% from 5.1 MBOE/d in March 2009 to 6.7 MBOE/d in March 2010.

We continue to have significant development and related infrastructure activity in the Postle and North Ward Estes fields acquired in 2005, which have resulted in reserve additions and production increases.  Our expansion of the CO2 floods at both fields continues to generate positive results.  During the first quarter of 2010, we incurred $29.4 million of development expenditures on these two projects.

The Postle field is located in Texas County, Oklahoma.  Four of our five producing units are currently under active CO2 enhanced recovery projects.  As of March 31, 2010, we were injecting 141 MMcf/d of CO2 in this field.  Net production from the field increased 21% from 7.9 MBOE/d in March 2009 to 9.6 MBOE/d in March 2010.

The North Ward Estes field is located in Ward and Winkler Counties, Texas and is responding positively to our water and CO2 floods, which we initiated in May 2007.  In early March 2009, we expanded the area of our CO2 injection project.  As of March 31, 2010, we were injecting 240 MMcf/d of CO2 in this field.  Net production from the field increased 26% from 6.4 MBOE/d in March 2009 to 8.1 MBOE/d in March 2010.  In this field, we are developing new and reactivated wells for water and CO2 injection and production purposes.  Additionally, we plan to install oil, gas and water processing facilities in eight phases.  The first two phases were substantially complete by December 2009, and we estimate that the third phase will be substantially complete in the fourth quarter of 2010.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Selected Operating Data:	Three Months Ended March 31,
	2010	2009
Net production:
Oil (MMBbls)	4.3	3.6
Natural gas (Bcf)	6.6	7.9
Total production (MMBOE)	5.4	4.9

Net sales (in millions):
Oil (1)	$303.7	$116.3
Natural gas (1)	37.0	29.9
Total oil and natural gas sales	$340.7	$146.2

Average sales prices:
Oil (per Bbl)	$70.72	$32.55
Effect of oil hedges on average price (per Bbl)	(2.04)	4.10
Oil net of hedging (per Bbl)	$68.68	$36.65
Average NYMEX price (per Bbl)	$78.79	$43.21

Natural gas (per Mcf)	$5.63	$3.78
Effect of natural gas hedges on average price (per Mcf)	0.04	0.05
Natural gas net of hedging (per Mcf)	$5.67	$3.83
Average NYMEX price (per Mcf)	$5.30	$4.92

Cost and expense (per BOE):
Lease operating expenses	$11.30	$12.47
Production taxes	$4.66	$1.95
Depreciation, depletion and amortization expense	$18.11	$20.46
General and administrative expenses	$2.53	$1.84

(1)  Before consideration of hedging transactions.

Oil and Natural Gas Sales.  Our oil and natural gas sales revenue increased $194.5 million to $340.7 million in the first quarter of 2010 compared to the first quarter of 2009.  Sales are a function of volumes sold and average sales prices.  Our oil sales volumes increased 20% between periods, while our natural gas sales volumes decreased 17%.  The oil volume increase resulted primarily from drilling success in the North Dakota Bakken area in addition to increased production at our two large CO2 projects, Postle and North Ward Estes.  Oil production from the Bakken increased 540 MBbl compared to the first quarter of 2009, while Postle oil production increased 160 MBbl and North Ward Estes oil production increased 145 MBbl over the same prior year period.  The gas volume decrease between periods was primarily the result of normal field production decline, which led to gas production decreases of 550 MMcf, 530 MMcf and 200 MMcf in our Boies Ranch, Kawitt and Flat Rock areas, respectively, from the first quarter of 2009 to the first quarter of 2010.  These production decreases were partially offset by increased gas production of 395 MMcf in our North Dakota Bakken area.  Also contributing to the increase in oil and natural gas sales revenue were increases in average sales prices.  Our average price for oil before the effects of hedging increased 117% between periods, and our average price for natural gas before the effects of hedging increased 49%.  In addition to higher NYMEX pricing during the first quarter of 2010 as compared to the same period in 2009, natural gas sales price increases were also due to fixed-price gas contracts entered into at our Flat Rock and Boies Ranch areas that carried a weighted-average price of $5.36 per Mcf for the first quarter of 2010.  These contracts were in effect starting in the latter portion of the fourth quarter of 2009.

Gain on Hedging Activities.  Effective April 1, 2009, we elected to de-designate all of our commodity derivative contracts that had been previously designated as cash flow hedges as of March 31, 2009 and have elected to discontinue hedge accounting prospectively.  As a result, we reclassified from accumulated other comprehensive income into earnings $6.7 million in unrealized gains upon the expiration of these de-designated crude oil hedges in the first quarter of 2010.  During the first quarter of 2009, by contrast, we incurred realized cash settlement gains of $13.5 million on crude oil derivatives that were designated as cash flow hedges prior to April 1, 2009, and such realized cash settlements were recognized as a gain on hedging activities accordingly.  None of our natural gas derivatives were designated as cash flow hedges during the first quarter of 2010 or 2009.  See Item 3, “Qualitative and Quantitative Disclosures About Market Risk” for a list of our outstanding oil and natural gas derivatives as of April 1, 2010.

Amortization of Deferred Gain on Sale.  In connection with the sale of 11,677,500 Trust units to the public and related oil and gas property conveyance in April 2008, we recognized a deferred gain on sale of $100.1 million.  This deferred gain is amortized to income over the life of the Trust on a units-of-production basis.  For the three months ended March 31, 2010 and 2009, we recognized $3.7 million and $4.1 million, respectively, in income as amortization of deferred gain on sale.

Lease Operating Expenses.  Our lease operating expenses during the first quarter of 2010 were $60.9 million, a $0.1 million decrease over the same period in 2009.  Our lease operating expenses on a BOE basis, however, decreased from $12.47 during the first quarter of 2009 to $11.30 during the first quarter of 2010.  The decrease of 9% on a BOE basis was primarily caused by a $1.6 million decrease in electric power and fuel costs as well as increased production volumes between periods.

Production Taxes.  The production taxes we pay are generally calculated as a percentage of oil and natural gas sales revenue before the effects of hedging.  We take advantage of credits and exemptions allowed in our various taxing jurisdictions.  Our production taxes during the first quarter of 2010 were $25.1 million, a $15.6 million increase over the same period in 2009, primarily due to higher oil and natural gas sales between periods.  Our company-wide production tax rates for the first quarter of 2010 and 2009 were 7.4% and 6.5%, respectively, of oil and natural gas sales.  Our production tax rate for the first quarter of 2010 was greater than the rate for same period in 2009 mainly due to successful wells completed during 2009 and the first quarter of 2010 in the North Dakota Bakken area, which has an 11.5% production tax rate.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization (“DD&A”) expense decreased $2.5 million in 2010 as compared to the first quarter of 2009.  The components of our DD&A expense were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Depletion	$95,324	$97,005
Depreciation	492	831
Accretion of asset retirement obligations	1,733	2,198
Total	$97,549	$100,034

DD&A decreased in the first quarter of 2010 primarily due to $1.7 million in lower depletion expense between periods.  Of this $1.7 million decrease in depletion, $11.6 million related to our lower depletion rate in 2010, which was partially offset by $9.9 million related to higher oil and gas volumes produced during the first quarter of 2010.  On a BOE basis, our DD&A rate of $18.11 for the first quarter of 2010 was 11% lower than the rate of $20.46 for the first quarter of 2009.  The primary factor causing this lower DD&A rate was a net increase in our estimated proved reserves of 35.9 MMBOE as of December 31, 2009.  This significant upward adjustment to reserves drove our DD&A rate substantially lower during the fourth quarter of 2009 and the first quarter of 2010, as compared to our DD&A rate during the first quarter of 2009.  This primary factor was partially offset by (i) $385.0 million in drilling and development expenditures incurred during the past twelve months and (ii) the significant expenditures necessary to develop proved undeveloped reserves, particularly related to the enhanced oil recovery projects in the Postle and North Ward Estes fields, whereby the development of proved undeveloped reserves does not increase existing quantities of proved reserves.  Under the successful efforts method of accounting, costs to develop proved undeveloped reserves are added into the DD&A rate when incurred.

Exploration and Impairment Costs.  Our exploration and impairment costs decreased $4.4 million in the first quarter of 2010, as compared to the first quarter of 2009.  The components of exploration and impairment costs were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Exploration	$9,063	$12,633
Impairment	3,843	4,681
Total	$12,906	$17,314

Exploration costs decreased $3.6 million during the first quarter of 2010 as compared to the same period in 2009 primarily due to reduced rig termination fees recognized in the first quarter of 2010, which were partially offset by higher exploratory dry hole costs.  No rig termination fees were paid during the first quarter of 2010, while rig termination fees totaled $6.2 million during the first quarter of 2009.  During the first quarter of 2010, we drilled one exploratory dry hole in the Gulf Coast region totaling $2.0 million, while we did not drill any exploratory dry holes during the first quarter of 2009.  The impairment charges in the first quarter of 2010 and 2009 were primarily related to the amortization of leasehold costs associated with individually insignificant unproved properties.

General and Administrative Expenses.  We report general and administrative expenses net of third party reimbursements and internal allocations.  The components of our general and administrative expenses were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
General and administrative expenses	$26,952	$20,996
Reimbursements and allocations	(13,318)	(12,016)
General and administrative expense, net	$13,634	$8,980

General and administrative expense before reimbursements and allocations increased $6.0 million to $27.0 million during the first quarter of 2010.  The largest component of the increase related to $5.4 million in higher accrued distributions under our Production Participation Plan (the “Plan”) between periods.  Plan distributions increased due to a higher level of Plan net revenues (which have been reduced by lease operating expenses and production taxes pursuant to the Plan formula) resulting from higher overall production and higher oil and natural gas prices during the first quarter of 2010 as compared to the same period in 2009.  In addition to these higher accrued Plan distributions, there was $1.7 million in additional employee compensation in the first quarter of 2010 related to higher stock compensation between periods, personnel hired during the past twelve months and general pay increases.  The increase in reimbursements and allocations in the first quarter of 2010 was primarily caused by higher salary costs and a greater number of field workers on operated properties.  Our general and administrative expenses as a percentage of oil and natural gas sales decreased from 6% for the first quarter of 2009 to 4% for the first quarter of 2010.  This decrease was primarily due to increased oil and gas sales revenue as a result of higher oil and natural gas production and prices.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Senior Subordinated Notes	$11,081	$10,768
Credit Agreement	2,144	3,213
Amortization of debt issue costs and debt discount	2,516	1,173
Other	376	450
Capitalized interest	(425)	(924)
Total	$15,692	$14,680

The increase in interest expense of $1.0 million between periods was mainly due to higher debt issue cost amortization associated with additional issuance costs incurred in April 2009 when renewing our credit agreement, as well as a higher effective cash interest rate during the first quarter of 2010.  These increases were partially offset by lower borrowings outstanding under our credit agreement during the first quarter of 2010.  Our weighted average effective cash interest rate was 6.9% during the first quarter of 2010 compared to 4.6% during the first quarter of 2009.  Our weighted average debt outstanding during the first quarter of 2010 was $771.2 million versus $1,215.8 million for the first quarter of 2009.  After inclusion of non-cash interest costs for the amortization of debt issue costs, debt discounts and the accretion of the tax sharing liability, our weighted average effective all-in interest rate was 8.1% during the first quarter of 2010 compared to 5.0% during the first quarter of 2009.

Change in Production Participation Plan Liability.  For the three months ended March 31, 2010, this non-cash expense was $0.9 million, an increase of $0.5 million as compared to the same period in 2009.  This expense in 2010 represents the change in the vested present value of estimated future payments to be made after 2011 to participants under our Plan.  Although payments take place over the life of the Plan’s oil and gas properties, which for some properties is over 20 years, we expense the present value of estimated future payments over the Plan’s five-year vesting period.  This expense in 2010 and 2009 primarily reflected (i) changes to future cash flow estimates stemming from the volatile commodity price environment during each respective year, (ii) recent drilling activity and property acquisitions, and (iii) employees’ continued vesting in the Plan.  Assumptions that are used to calculate this liability are subject to estimation and will vary from year to year based on the current market for oil and gas, discount rates and overall market conditions.

Commodity Derivative (Gain) Loss, Net.  During the past three years, we entered into commodity derivative contracts that we did not designate as cash flow hedges.  In addition, effective April 1, 2009, we elected to de-designate all of our commodity derivative contracts that had been previously designated as cash flow hedges as of March 31, 2009 and have elected to discontinue hedge accounting prospectively.  Accordingly, beginning April 1, 2009 all of our derivative contracts are marked-to-market each quarter with fair value gains and losses recognized immediately in earnings.  Cash flow is only impacted to the extent that actual cash settlements under these contracts result in making or receiving a payment from the counterparty, and such cash settlement gains and losses are also recorded immediately to earnings as commodity derivative (gain) loss, net.

The components of our commodity derivative (gain) loss, net were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Change in unrealized (gains) losses on derivative contracts	$(23,487)	$429
Realized cash settlement (gains) losses	8,564	(1,530)
Loss on hedging ineffectiveness	-	22,866
Total	$(14,923)	$21,765

The change in unrealized (gains) losses on derivative contracts increased by $24.0 million between periods due to the fact that all of our derivative contracts during the first quarter of 2010 were not designated as hedges and were therefore marked-to-market through the statement of income.  During the first quarter of 2009, however, the vast majority of our derivative contracts were designated as cash flow hedges, and their changes in fair value were therefore reflected in other comprehensive income as opposed to being recognized in earnings.  During the first quarter of 2009, we recognized a loss of $22.9 million for the ineffective portion of changes in fair value on our commodity derivatives designated as cash flow hedges.

Income Tax Expense (Benefit).  Income tax expense totaled $52.9 million for the first quarter of 2010, as compared to $26.0 million of income tax benefit for the first quarter of 2009.  Our effective income tax rate increased from 37.3% for the first quarter of 2009 to 37.9% for the first quarter of 2010.

Net Income (Loss) Available to Common Shareholders.  Net income (loss) available to common shareholders increased from a $43.8 million loss during the first quarter of 2009 to $81.2 million in income during the first quarter of 2010.  The primary reasons for this increase include a 10% increase in equivalent volumes sold; an 87% increase in oil prices (net of hedging); a 48% increase in natural gas prices (net of hedging); higher unrealized commodity derivative gains; lower lease operating expenses, DD&A and exploration and impairment.  These positive factors were partially offset by lower amortization of deferred gain on sale; higher production taxes, general and administrative expenses, interest expense, Production Participation Plan expense, income taxes and dividends paid on preferred stock during the first quarter of 2010.

Liquidity and Capital Resources

Overview.  At March 31, 2010, our debt to total capitalization ratio was 23.5%, we had $13.1 million of cash on hand and $2,343.7 million of stockholders’ equity.  At December 31, 2009, our debt to total capitalization ratio was 25.6%, we had $12.0 million of cash on hand and $2,270.1 million of stockholders’ equity.  In the first quarter of 2010, we generated $194.5 million of cash provided by operating activities, an increase of $159.6 million over the same period in 2009.  Cash provided by operating activities increased primarily due to higher oil production volumes and higher average sales prices for both crude oil and natural gas.  These positive factors were partially offset by lower gas production volumes in the first quarter of 2010, as well as higher realized cash losses on hedging activities and increased production taxes during the first quarter of 2010 as compared to the same period in 2009.  Cash flows from operating activities were used to finance net repayments under our credit agreement totaling $60.0 million, payment of preferred stock dividends totaling $5.4 million, $107.2 million of drilling and development expenditures paid in the first quarter of 2010 and $15.5 million of cash acquisition capital expenditures.  The following chart details our exploration and development expenditures incurred by region during the first quarter of 2010 (in thousands):

	Drilling and Development Expenditures	Exploration Expenditures	Total Expenditures	% of Total
Rocky Mountains	$81,173	$7,053	$88,226	71%
Permian Basin	26,549	1,266	27,815	22%
Mid-Continent	6,595	228	6,823	5%
Gulf Coast	138	463	601	1%
Michigan	1,407	53	1,460	1%
Total incurred	115,862	9,063	124,925	100%
Increase in accrued capital expenditures	(8,687)	-	(8,687)
Total paid	$107,175	$9,063	$116,238

We continually evaluate our capital needs and compare them to our capital resources.  Our current 2010 capital budget for exploration and development expenditures is $830.0 million, which we expect to fund with net cash provided by our operating activities.  Our 2010 capital budget of $830.0 million represents a significant increase from the $479.8 million incurred on exploration and development expenditures during 2009.  This increased capital budget is the result of increased discretionary cash flow resulting primarily from higher oil and natural gas prices experienced during the second half of 2009 and continuing into the first quarter of 2010, along with our available inventory of high-quality prospects for development and exploration.  Although we have no specific budget for property acquisitions in 2010, we will continue to selectively pursue property acquisitions that complement our existing core property base.  We believe that if attractive acquisition opportunities arise or exploration and development expenditures exceed $830.0 million, we will be able to finance additional capital expenditures with cash on hand, cash flows from operating activities, borrowings under our credit agreement, issuances of additional debt or equity securities, or agreements with industry partners.  Our level of exploration and development expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among other factors.  We believe that we have sufficient liquidity and capital resources to execute our business plans over the next 12 months and for the foreseeable future.  In addition, with our expected cash flow streams, commodity price hedging strategies, current liquidity levels, access to debt and equity markets and flexibility to modify future capital expenditure programs, we expect to be able to fund all planned capital programs, dividend distributions and debt repayments; comply with our debt covenants; and meet other obligations that may arise from our oil and gas operations.

Credit Agreement.  As of March 31, 2010, Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), our wholly-owned subsidiary, had a credit agreement with a syndicate of banks, and this credit facility has a borrowing base of $1.1 billion with $999.7 million of available borrowing capacity, which is net of $100.0 million in borrowings and $0.3 million in letters of credit outstanding.  The credit agreement provides for interest only payments until April 2012, when the agreement expires and all outstanding borrowings are due.

The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of the proved reserves that have been mortgaged to the lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  In connection with the May redetermination, the syndicate of banks reaffirmed our borrowing base of $1.1 billion in April 2010.  Whiting Oil and Gas may, throughout the term of the credit agreement, borrow, repay and reborrow up to the borrowing base in effect at any given time.  A portion of the revolving credit agreement in an aggregate amount not to exceed $50.0 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of ours.  As of March 31, 2010, $49.7 million was available for additional letters of credit under the agreement.

The credit agreement contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of our lenders.  The credit agreement requires us, as of the last day of any quarter, (i) to not exceed a total debt to EBITDAX ratio (as defined in the credit agreement) of 4.5 to 1.0 for the last four quarters ending prior to and on September 30, 2010, 4.25 to 1.0 for quarters ending December 31, 2010 to June 30, 2011 and 4.0 to 1.0 for quarters ending September 30, 2011 and thereafter, (ii) to have a consolidated current assets to consolidated current liabilities ratio (as defined in the credit agreement and which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0, and (iii) to not exceed a senior secured debt to EBITDAX ratio (as defined in the credit agreement) of 2.5 to 1.0 for quarters ending March 31, 2010 and thereafter.  Except for limited exceptions, which include the payment of dividends on our 6.25% convertible perpetual preferred stock, the credit agreement restricts our ability to make any dividends or distributions on our common stock or principal payments on our senior notes.  We were in compliance with our covenants under the credit agreement as of March 31, 2010.

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

The indentures governing the notes restrict us from incurring additional indebtedness, subject to certain exceptions, unless our fixed charge coverage ratio (as defined in the indentures) is at least 2.0 to 1.  If we were in violation of this covenant, then we may not be able to incur additional indebtedness, including under Whiting Oil and Gas Corporation’s credit agreement.  Additionally, the indentures governing the notes contain restrictive covenants that may limit our ability to, among other things, pay cash dividends, redeem or repurchase our capital stock or our subordinated debt, make investments or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of ours and our restricted subsidiaries taken as a whole and enter into hedging contracts.  These covenants may potentially limit the discretion of our management in certain respects.  We were in compliance with these covenants as of March 31, 2010.  However, a substantial or extended decline in oil or natural gas prices may adversely affect our ability to comply with these covenants in the future.

Schedule of Contractual Obligations.  The table below does not include our Production Participation Plan liability since we cannot determine with accuracy the timing or amounts of future payments.  The following table summarizes our obligations and commitments as of March 31, 2010 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (a)	$720,000	$-	$250,000	$470,000	$-
Cash interest expense on debt (b)	143,550	46,555	81,082	15,913	-
Asset retirement obligation (c)	83,066	10,432	1,001	4,976	66,657
Tax sharing liability (d)	22,951	1,857	3,320	17,774	-
Derivative contract liability fair value (e)	163,990	51,637	89,226	23,127	-
Purchasing obligations (f)	144,006	30,626	77,619	35,761	-
Drilling rig contracts (g)	67,523	36,677	30,846	-	-
Operating leases (h)	10,741	2,885	6,188	1,668	-
Total	$1,355,827	$180,669	$539,282	$569,219	$66,657
________________

(a)
Long-term debt consists of the 7.25% Senior Subordinated Notes due 2012 and 2013, the 7% Senior Subordinated Notes due 2014 and the outstanding borrowings under our credit agreement, and assumes no principal repayment until the due date of the instruments.

(b)
Cash interest expense on the 7.25% Senior Subordinated Notes due 2012 and 2013 and the 7% Senior Subordinated Notes due 2014 is estimated assuming no principal repayment until the due date of the instruments.  Cash interest expense on the credit agreement is estimated assuming no principal repayment until the instrument due date and is estimated at a fixed interest rate of 2.2%.

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

(e)
The above derivative obligation at March 31, 2010 consists of a $153.9 million fair value liability for derivative contracts we have entered into on our own behalf, primarily in the form of costless collars, to hedge our exposure to crude oil price fluctuations.  With respect to our open derivative contracts at March 31, 2010 with certain counterparties, the forward price curve for crude oil generally exceeded the price curve that was in effect when these contracts were entered into, resulting in a derivative fair value liability.  If current market prices are higher than a collar’s price ceiling when the cash settlement amount is calculated, we are required to pay the contract counterparties.  The ultimate settlement amounts under our derivative contracts are unknown, however, as they are subject to continuing market and commodity price risk.  The above derivative obligation at March 31, 2010 also consists of a $10.1 million payable to Whiting USA Trust I (the “Trust”) for derivative contracts that we have entered into but have in turn conveyed to the Trust.  Although these derivatives are in a fair value asset position at quarter end, 75.8% of such derivative assets are due to the Trust under the terms of the conveyance.

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

(g)
We currently have five drilling rigs under long-term contract, of which two drilling rigs expire in 2010, one in 2011, one in 2012 and one in 2013.  All of these rigs are operating in the Rocky Mountains region.  As of March 31, 2010, early termination of the remaining contracts would require termination penalties of $44.2 million, which would be in lieu of paying the remaining drilling commitments of $67.5 million.  No other drilling rigs working for us are currently under long-term contracts or contracts that cannot be terminated at the end of the well that is currently being drilled.  Due to the short-term and indeterminate nature of the time remaining on rigs drilling on a well-by-well basis, such obligations have not been included in this table.

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

Critical Accounting Policies and Estimates

Information regarding critical accounting policies and estimates is contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Effects of Inflation and Pricing

We experienced increased costs during 2007 and 2008 due to increased demand for oil field products and services, while costs in 2009 and the first quarter of 2010 remained consistent with 2008.  The oil and gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and not adjust downward in proportion to prices.  Material changes in prices also impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, depletion expense, impairment assessments of oil and gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

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

These risks and uncertainties include, but are not limited to:  declines in oil or natural gas prices; impacts of the global recession and tight credit markets; our level of success in exploitation, exploration, development and production activities; adverse weather conditions that may negatively impact development or production activities; the timing of our exploration and development expenditures, including our ability to obtain CO2; inaccuracies of our reserve estimates or our assumptions underlying them; revisions to reserve estimates as a result of changes in commodity prices; risks related to our level of indebtedness and periodic redeterminations of the borrowing base under our credit agreement; our ability to generate sufficient cash flows from operations to meet the internally funded portion of our capital expenditures budget; our ability to obtain external capital to finance exploration and development operations and acquisitions; our ability to identify and complete acquisitions and to successfully integrate acquired businesses; unforeseen underperformance of or liabilities associated with acquired properties; our ability to successfully complete potential asset dispositions; the impacts of hedging on our results of operations; failure of our properties to yield oil or gas in commercially viable quantities; uninsured or underinsured losses resulting from our oil and gas operations; our inability to access oil and gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing our oil and gas operations; our ability to replace our oil and natural gas reserves; any loss of our senior management or technical personnel; competition in the oil and gas industry in the regions in which we operate; risks arising out of our hedging transactions; and other risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and have not materially changed since that report was filed.

Our outstanding hedges as of April 1, 2010 are summarized below:

Whiting Petroleum Corporation

Commodity	Period	Monthly Volume (Bbl)	Weighted Average NYMEX Floor/Ceiling
Crude Oil	04/2010 to 06/2010	690,000	$64.41/$85.64
Crude Oil	07/2010 to 09/2010	680,000	$62.56/$85.87
Crude Oil	10/2010 to 12/2010	665,000	$62.62/$87.93
Crude Oil	01/2011 to 03/2011	360,000	$56.25/$83.78
Crude Oil	04/2011 to 06/2011	360,000	$56.25/$83.78
Crude Oil	07/2011 to 09/2011	360,000	$56.25/$83.78
Crude Oil	10/2011 to 12/2011	360,000	$56.25/$83.78
Crude Oil	01/2012 to 03/2012	330,000	$55.91/$85.46
Crude Oil	04/2012 to 06/2012	330,000	$55.91/$85.46
Crude Oil	07/2012 to 09/2012	330,000	$55.91/$85.46
Crude Oil	10/2012 to 12/2012	330,000	$55.91/$85.46
Crude Oil	01/2013 to 03/2013	290,000	$55.34/$85.94
Crude Oil	04/2013 to 06/2013	290,000	$55.34/$85.94
Crude Oil	07/2013 to 09/2013	290,000	$55.34/$85.94
Crude Oil	10/2013	290,000	$55.34/$85.94
Crude Oil	11/2013	190,000	$54.59/$81.75

In connection with our conveyance on April 30, 2008 of a term net profits interest to Whiting USA Trust I (the “Trust”), the rights to any future hedge payments we make or receive on certain of our derivative contracts, representing 1,296 MBbls of crude oil and 4,901 MMcf of natural gas from 2010 through 2012, have been conveyed to the Trust, and therefore such payments will be included in the Trust’s calculation of net proceeds.  Under the terms of the aforementioned conveyance, we retain 10% of the net proceeds from the underlying properties.  Our retention of 10% of these net proceeds combined with our ownership of 2,186,389 Trust units, results in third-party public holders of Trust units receiving 75.8%, while we retain 24.2%, of future economic results of such hedges.  No additional hedges are allowed to be placed on Trust assets.

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

The collared hedges shown above have the effect of providing a protective floor while allowing us to share in upward pricing movements.  Consequently, while these hedges are designed to decrease our exposure to price decreases, they also have the effect of limiting the benefit of price increases above the ceiling.  For the crude oil contracts listed in both tables above, a hypothetical $5.00 per Bbl change in the NYMEX forward curve as of March 31, 2010 applied to the notional amounts would cause a change in our commodity derivative (gain) loss of $60.0 million.  For the natural gas contracts listed above, a hypothetical $0.50 per Mcf change in the NYMEX forward curve as of March 31, 2010 applied to the notional amounts would cause a change in our commodity derivative (gain) loss of $0.7 million.

We have various fixed-price sales contracts with end users for a portion of the natural gas we produce in Colorado, Michigan and Utah.  Our estimated future production volumes to be sold under these fixed-price contracts as of April 1, 2010 are summarized below:

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

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chairman, President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2010.  Based upon their evaluation of these disclosures controls and procedures, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Whiting is subject to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.  We believe that all claims and litigation we are involved in are not likely to have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Item 1A.	Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  No material change to such risk factors has occurred during the three months ended March 31, 2010.

Item 6.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 29th day of April, 2010.

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