Form 10-K/A
period 2009-12-31
WHITING PETROLEUM CORP
filed 2010-05-12
CIK 1255474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

AMENDMENT NO. 1 TO

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  001-31899
Whiting Petroleum Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-0098515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1700 Broadway, Suite 2300 Denver, Colorado	80290-2300
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (303) 837-1661

Securities registered pursuant to Section 12(b) of the Act:

6.25% Convertible Perpetual Preferred Stock, $0.001 par value Common Stock, $0.001 par value Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange New York Stock Exchange
(Title of Class)	(Name of each exchange on which registered)

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

EXPLANATORY NOTE

Whiting Petroleum Corporation (the “Registrant”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”) solely for the purpose of filing revised reports from Cawley, Gillespie & Associates, Inc., the Registrant’s independent petroleum engineers, included in Exhibit 99.2 to the Form 10-K, consisting of a letter dated January 8, 2010 regarding proved reserves and a letter dated January 27, 2010 regarding probable and possible reserves (the “Cawley Reports”).  The Cawley Reports filed as Exhibit 99.2 to the Form 10-K contained the following language, which has been deleted in the Cawley Reports filed as Exhibit 99.2 to this Amendment:  “This letter was prepared for the exclusive use of Whiting Petroleum Corporation.  Third parties should not rely on it without the written consent of the above and Cawley, Gillespie & Associates, Inc.”  Other than this change, there has been no other change to the Cawley Reports filed as Exhibit 99.2 to this Amendment.

The Registrant hereby amends the Form 10-K by filing a revised version of Exhibit 99.2, along with an updated consent of Cawley, Gillespie & Associates, Inc. as Exhibit 23.2, with this Amendment.

Except as identified above, no other item or disclosures in the Form 10-K have been amended, and all other information included in the Form 10-K remains unchanged.  This Amendment does not reflect events occurring after the filing of the Form 10-K or modify, amend or update any item or disclosures therein in any way other than as required to reflect the changes identified above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of May, 2010.

WHITING PETROLEUM CORPORATION

By	/s/ James J. Volker
James J. Volker
Chairman, President and Chief Executive Officer

EXHIBIT INDEX TO FORM 10-K/A

Exhibit Number	Exhibit Description
(23.2)	Consent of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers.
(31.1)	Certification by the Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(31.2)	Certification by the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(99.2)	Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers.