Form 10-Q
period 2010-09-30
WHITING PETROLEUM CORP
filed 2010-10-29
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Number of shares of the registrant’s common stock outstanding at October 15, 2010:  58,548,894 shares.

GLOSSARY OF CERTAIN DEFINITIONS

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

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

WHITING PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,211	$11,960
Accounts receivable trade, net	182,355	152,082
Prepaid expenses and other	14,535	11,983
Total current assets	200,101	176,025
Property and equipment:
Oil and gas properties, successful efforts method:
Proved properties	5,392,276	4,870,688
Unproved properties	177,638	100,706
Other property and equipment	89,695	100,833
Total property and equipment	5,659,609	5,072,227
Less accumulated depreciation, depletion and amortization	(1,546,476)	(1,274,121)
Total property and equipment, net	4,113,133	3,798,106
Debt issuance costs	22,935	24,672
Other long-term assets	30,361	30,739
TOTAL ASSETS	$4,366,530	$4,029,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$55,121	$14,023
Accrued capital expenditures	73,682	29,998
Accrued liabilities and other	113,452	110,320
Revenues and royalties payable	75,548	46,327
Taxes payable	28,403	21,188
Derivative liabilities	33,432	49,551
Deferred income taxes	4,500	11,325
Total current liabilities	384,138	282,732
Long-term debt	700,000	779,585
Deferred income taxes	500,095	341,037
Derivative liabilities	91,250	137,621
Production Participation Plan liability	78,983	69,433
Asset retirement obligations	73,922	66,846
Deferred gain on sale	47,477	58,462
Other long-term liabilities	25,314	23,741
Total liabilities	1,901,179	1,759,457
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 6.25% convertible perpetual preferred stock, 172,500 shares issued and outstanding as of September 30, 2010 and 3,450,000 shares issued and outstanding as of December 31, 2009, aggregate liquidation preference of $17,250,000	-	3
Common stock, $0.001 par value, 175,000,000 shares authorized; 58,986,415 issued and 58,548,894 outstanding as of September 30, 2010, 51,363,638 issued and 50,845,374 outstanding as of December 31, 2009	59	51
Additional paid-in capital	1,547,536	1,546,635
Accumulated other comprehensive income	8,014	20,413
Retained earnings	909,742	702,983
Total stockholders’ equity	2,465,351	2,270,085
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,366,530	$4,029,542

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES AND OTHER INCOME:
Oil and natural gas sales	$365,239	$256,074	$1,068,961	$616,552
Gain on hedging activities	4,383	7,774	19,641	28,072
Amortization of deferred gain on sale	3,854	4,222	11,613	12,595
Gain on sale of properties	-	1,101	1,918	5,709
Interest income and other	258	156	498	396
Total revenues and other income	373,734	269,327	1,102,631	663,324
COSTS AND EXPENSES:
Lease operating	69,001	58,807	197,586	177,343
Production taxes	26,193	18,792	77,341	43,225
Depreciation, depletion and amortization	97,704	101,273	289,836	301,622
Exploration and impairment	10,500	12,422	37,915	39,528
General and administrative	19,480	11,314	48,516	30,576
Interest expense	14,579	15,647	45,903	49,020
Loss on early extinguishment of debt	6,235	-	6,235	-
Change in Production Participation Plan liability	3,858	(678)	9,550	3,002
Commodity derivative (gain) loss, net	31,765	(10,391)	(46,654)	171,906
Total costs and expenses	279,315	207,186	666,228	816,222
INCOME (LOSS) BEFORE INCOME TAXES	94,419	62,141	436,403	(152,898)
INCOME TAX EXPENSE (BENEFIT):
Current	(170)	(507)	6,468	(1,046)
Deferred	36,057	26,793	159,475	(50,785)
Total income tax expense (benefit)	35,887	26,286	165,943	(51,831)
NET INCOME (LOSS)	58,532	35,855	270,460	(101,067)
Preferred stock dividends	(52,920)	(4,911)	(63,701)	(4,911)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$5,612	$30,944	$206,759	$(105,978)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.12	$0.59	$4.04	$(2.15)
Diluted	$0.12	$0.59	$4.00	$(2.15)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	52,148	50,845	51,356	49,774
Diluted	52,453	51,174	52,096	49,774

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$270,460	$(101,067)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	289,836	301,622
Deferred income tax expense (benefit)	159,475	(50,785)
Amortization of debt issuance costs and debt discount	8,525	8,143
Stock-based compensation	6,585	4,047
Amortization of deferred gain on sale	(11,613)	(12,595)
Gain on sale of properties	(1,918)	(5,709)
Undeveloped leasehold and oil and gas property impairments	12,054	14,743
Exploratory dry hole costs	2,796	2,344
Loss on early extinguishment of debt	6,235	-
Change in Production Participation Plan liability	9,550	3,002
Unrealized (gain) loss on derivative contracts	(82,213)	145,650
Other non-current	(4,495)	646
Changes in current assets and liabilities:
Accounts receivable trade	(30,273)	(2,317)
Prepaid expenses and other	(637)	30,062
Accounts payable trade and accrued liabilities	49,464	(49,380)
Revenues and royalties payable	29,221	884
Taxes payable	7,215	1,530
Net cash provided by operating activities	720,267	290,820
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquisition capital expenditures	(102,256)	(31,475)
Drilling and development capital expenditures	(473,697)	(403,571)
Proceeds from sale of oil and gas properties	7,875	80,308
Net cash used in investing activities	(568,078)	(354,738)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of 6.5% Senior Subordinated Notes due 2018	350,000	-
Redemption of 7.25% Senior Subordinated Notes due 2012	(150,000)	-
Redemption of 7.25% Senior Subordinated Notes due 2013	(223,988)	-
Issuance of 6.25% convertible perpetual preferred stock	-	334,112
Issuance of common stock	-	234,753
Premium on induced conversion of 6.25% convertible perpetual preferred stock	(47,529)	-
Preferred stock dividends paid	(16,172)	(4,911)
Long-term borrowings under credit agreement	850,000	310,000
Repayments of long-term borrowings under credit agreement	(910,000)	(780,000)
Debt issuance costs	(7,570)	(23,141)
Restricted stock used for tax withholdings	(5,679)	(659)
Net cash (used in) provided by financing activities	(160,938)	70,154
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,749)	6,236
CASH AND CASH EQUIVALENTS:
Beginning of period	11,960	9,624
End of period	$3,211	$15,860

NONCASH INVESTING ACTIVITIES:
Accrued capital expenditures during the period	$73,682	$23,372
NONCASH FINANCING ACTIVITIES:
Issuance of common stock related to the induced conversion of preferred stock	$317,406	$-
Preferred stock cancelled in connection with its induced conversion	$(317,406)	$-

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Income (Loss)
BALANCES-January 1, 2009	-	$-	42,582	$43	$971,310	$17,271	$820,167	$1,808,791
Net loss	-	-	-	-	-	-	(101,067)	(101,067)	$(101,067)
Change in derivative fair values, net of taxes of $7,799	-	-	-	-	-	13,348	-	13,348	13,348
Realized gain on settled derivative contracts, net of taxes of $4,933	-	-	-	-	-	(8,517)	-	(8,517)	(8,517)
Ineffectiveness loss on hedging activities, net of taxes of $8,355	-	-	-	-	-	14,300	-	14,300	14,300
OCI amortization on de-designated hedges, net of taxes of $5,390	-	-	-	-	-	(9,232)	-	(9,232)	(9,232)
Total comprehensive income									$(91,168)
Issuance of 6.25% convertible perpetual preferred stock	3,450	3	-	-	334,109	-	-	334,112
Issuance of stock, secondary offering	-	-	8,450	8	234,745	-	-	234,753
Restricted stock issued			364	-	-	-	-	-
Restricted stock forfeited	-	-	(5)	-	-	-	-	-
Restricted stock used for tax withholdings	-	-	(27)	-	(659)	-	-	(659)
Tax effect from restricted stock vesting	-	-	-	-	(515)	-	-	(515)
Stock-based compensation	-	-	-	-	4,047	-	-	4,047
Preferred dividends paid	-	-	-	-	-	-	(4,911)	(4,911)
BALANCES-September 30, 2009	3,450	$3	51,364	$51	$1,543,037	$27,170	$714,189	$2,284,450

BALANCES-January 1, 2010	3,450	$3	51,364	$51	$1,546,635	$20,413	$702,983	$2,270,085
Net income	-	-	-	-	-	-	270,460	270,460	$270,460
OCI amortization on de-designated hedges, net of taxes of $7,242	-	-	-	-	-	(12,399)	-	(12,399)	(12,399)
Total comprehensive income									$258,061
Induced conversion of convertible perpetual preferred stock	(3,277)	(3)	7,549	8	(5)	-	(47,529)	(47,529)
Restricted stock issued	-	-	162	-	-	-	-	-
Restricted stock forfeited	-	-	(11)	-	-	-	-	-
Restricted stock used for tax withholdings	-	-	(78)	-	(5,679)	-	-	(5,679)
Stock-based compensation	-	-	-	-	6,585	-	-	6,585
Preferred dividends paid	-	-	-	-	-	-	(16,172)	(16,172)
BALANCES-September 30, 2010	173	$-	58,986	$59	$1,547,536	$8,014	$909,742	$2,465,351

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

Reclassifications—In accordance with Regulation S-X Article 10, the Company has condensed certain line items within the current period financial statements, and certain prior period balances were reclassified to conform to the current year presentation accordingly.  Such reclassifications had no impact on net income, cash flows or stockholders’ equity previously reported.

2.	ACQUISITIONS AND DIVESTITURES

2010 Activity

In September 2010, Whiting acquired operated interests in 19 producing oil and gas wells, undeveloped acreage, and gathering lines, all of which are located on approximately 20,400 gross (16,100 net) acres in Weld County, Colorado.  The aggregate unadjusted purchase price was $19.2 million, and substantially all of it was allocated to the properties and acreage acquired.

In August 2010, Whiting acquired oil and gas leasehold interests covering approximately 112,000 gross (90,200 net) acres in the Montana portion of the Williston Basin for $26.0 million.  The undeveloped acreage is located in Roosevelt and Sheridan counties.

There were no significant divestitures during the first nine months of 2010.

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

3.	LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Credit Agreement	$100,000	$160,000
6.5% Senior Subordinated Notes due 2018	350,000	-
7% Senior Subordinated Notes due 2014	250,000	250,000
7.25% Senior Subordinated Notes due 2013, net of unamortized debt discount of $1,147	-	218,853
7.25% Senior Subordinated Notes due 2012, net of unamortized debt discount of $268	-	150,732
Total debt	$700,000	$779,585

Credit Agreement—As of September 30, 2010, Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), the Company’s wholly-owned subsidiary, had a credit agreement with a syndicate of banks, and this credit facility had a borrowing base of $1.1 billion with $999.6 million of available borrowing capacity, which was net of $100.0 million in borrowings and $0.4 million in letters of credit outstanding.  The credit agreement provided for interest only payments until April 2012, when the agreement expired and all outstanding borrowings were due.  In October 2010, Whiting Oil and Gas entered into a Fifth Amended and Restated Credit Agreement with its bank syndicate, which replaced the existing credit agreement.  This amended credit agreement extended the principal repayment date from April 2012 to October 2015.  Further information on the terms of the new credit agreement is discussed in the note on Subsequent Events.  The following is a description of the credit agreement in place as of September 30, 2010.

The borrowing base under the credit agreement was determined at the discretion of the lenders, based on the collateral value of the proved reserves that had been mortgaged to the lenders, and was subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may have reduced the amount of the borrowing base.  Whiting Oil and Gas could have, throughout the term of the credit agreement, borrowed, repaid and reborrowed up to the borrowing base in effect at any given time.  A portion of the revolving credit agreement in an aggregate amount not to exceed $50.0 million could have been used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.  As of September 30, 2010, $49.6 million was available for additional letters of credit under the agreement.

Interest accrued at the Company’s option at either (i) a base rate for a base rate loan plus the margin in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.50% or an adjusted LIBOR rate plus 1.00%, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus the margin in the table below.  The Company also incurred commitment fees of 0.50% on the unused portion of the lesser of the aggregate commitments of the lenders or the borrowing base, which were included as a component of interest expense.  At September 30, 2010, the weighted average interest rate on the outstanding principal balance borrowed under the credit agreement was 2.3%.

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

The credit agreement contained restrictive covenants that may have limited the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  The credit agreement required the Company, as of the last day of any quarter, (i) to not exceed a total debt to the last four quarters’ EBITDAX ratio (as defined in the credit agreement) of 4.5 to 1.0 for quarters ending prior to and on September 30, 2010, 4.25 to 1.0 for quarters ending December 31, 2010 to June 30, 2011 and 4.0 to 1.0 for quarters ending September 30, 2011 and thereafter, (ii) to have a consolidated current assets to consolidated current liabilities ratio (as defined in the credit agreement and which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0, and (iii) to not exceed a senior secured debt to the last four quarters’ EBITDAX ratio (as defined in the credit agreement) of 2.5 to 1.0.  Except for limited exceptions, which included the payment of dividends on the Company’s 6.25% convertible perpetual preferred stock, the credit agreement restricted its ability to make any dividend payments or distributions on its common stock or principal payments on its senior notes.  The Company was in compliance with its covenants under the credit agreement as of September 30, 2010.

The obligations of Whiting Oil and Gas under the credit agreement were secured by a first lien on substantially all of Whiting Oil and Gas’ properties included in the borrowing base for the credit agreement.  Whiting Petroleum Corporation had guaranteed the obligations of Whiting Oil and Gas under the credit agreement and pledged the stock of Whiting Oil and Gas as security for its guarantee.

Senior Subordinated Notes—In October 2005, the Company issued at par $250.0 million of 7% Senior Subordinated Notes due February 2014.  The estimated fair value of these notes was $263.8 million as of September 30, 2010, based on quoted market prices for these same debt securities.

Redemption of 7.25% Senior Subordinated Notes Due 2012 and 2013—In September 2010, the Company paid $383.5 million to redeem all of its $150.0 million aggregate principal amount of 7.25% Senior Subordinated Notes due 2012 and all of its $220.0 million aggregate principal amount of 7.25% Senior Subordinated Notes due 2013, which consisted of a redemption price of 100.00% for the 2012 notes and 101.8125% for the 2013 notes and included the payment of accrued and unpaid interest on such notes.  The Company financed the redemption of the 2012 and 2013 notes with borrowings under its credit agreement.  As a result of the redemption, Whiting recognized a $6.2 million loss on early extinguishment of debt, which consisted of a cash charge of $4.0 million related to the redemption premium on the 2013 notes and a non-cash charge of $2.2 million related to the acceleration of debt discounts and unamortized debt issuance costs.

Issuance of 6.5% Senior Subordinated Notes Due 2018—In September 2010, the Company issued at par $350.0 million of 6.5% Senior Subordinated Notes due October 2018.  The Company used the net proceeds from this issuance to repay a portion of the debt, which was borrowed to redeem its 2012 and 2013 notes, outstanding under its credit agreement.  The estimated fair value of these notes was $357.4 million as of September 30, 2010, based on quoted market prices for these same debt securities.

The notes are unsecured obligations of Whiting Petroleum Corporation and are subordinated to all of the Company’s senior debt, which currently consists of Whiting Oil and Gas’ credit agreement.  The Company’s obligations under the 2014 notes are fully, unconditionally, jointly and severally guaranteed by the Company’s 100%-owned subsidiaries, Whiting Oil and Gas and Whiting Programs, Inc. (the “2014 Guarantors”).  Additionally, the Company’s obligations under the 2018 notes are fully, unconditionally, jointly and severally guaranteed by the Company’s 100%-owned subsidiary, Whiting Oil and Gas (collectively with the 2014 Guarantors, the “Guarantors”).  Any subsidiaries other than the Guarantors are minor subsidiaries as defined by Rule 3-10(h)(6) of Regulation S-X of the Securities and Exchange Commission.  Whiting Petroleum Corporation has no assets or operations independent of this debt and its investments in guarantor subsidiaries.

4.	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration (including removal of certain onshore and offshore facilities in California) in accordance with applicable local, state and federal laws.  The Company follows FASB ASC Topic 410, Asset Retirement and Environmental Obligations, to determine its asset retirement obligation amounts by calculating the present value of the estimated future cash outflows associated with its plug and abandonment obligations.  The current portions at September 30, 2010 and December 31, 2009 were $5.7 million and $10.3 million, respectively, and are included in accrued liabilities and other.  The following table provides a reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2010 (in thousands):

Asset retirement obligation, January 1, 2010	$77,186
Additional liability incurred	2,277
Revisions in estimated cash flows	1,331
Accretion expense	5,421
Obligations on sold properties	(2,942)
Liabilities settled	(3,611)
Asset retirement obligation, September 30, 2010	$79,662

5.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Whiting derivatives.  The table below details the Company’s costless collar derivatives, including its proportionate share of Whiting USA Trust I (the “Trust”) derivatives, entered into to hedge forecasted crude oil and natural gas production revenues, as of October 15, 2010.

	Whiting Petroleum Corporation
	Contracted Volumes		Weighted Average NYMEX Price Collar Ranges
Period	Crude Oil (Bbl)	Natural Gas (Mcf)	Crude Oil (per Bbl)	Natural Gas (per Mcf)
Oct – Dec 2010	2,415,437	118,336	$64.43 - $91.26	$7.00 - $14.20
Jan – Dec 2011	9,655,039	436,510	$60.40 - $96.90	$6.50 - $14.62
Jan – Dec 2012	4,065,091	384,002	$50.08 - $95.28	$6.50 - $14.27
Jan – Nov 2013	3,090,000	-	$47.64 - $89.90	n/a
Total	19,225,567	938,848

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

The 24.2% portion of Trust derivatives that Whiting has retained the economic rights to (and which are also included in the table above) are as follows:

	Whiting Petroleum Corporation
	Contracted Volumes		Weighted Average NYMEX Price Collar Ranges
Period	Crude Oil (Bbl)	Natural Gas (Mcf)	Crude Oil (per Bbl)	Natural Gas (per Mcf)
Oct – Dec 2010	30,437	118,336	$76.00 - $135.11	$7.00 - $14.20
Jan – Dec 2011	115,039	436,510	$74.00 - $140.15	$6.50 - $14.62
Jan – Dec 2012	105,091	384,002	$74.00 - $141.72	$6.50 - $14.27
Total	250,567	938,848

The 75.8% portion of Trust derivative contracts of which Whiting has transferred the economic rights to third-party public holders of Trust units (and which have not been reflected in the above tables) are as follows:

	Third-party Public Holders of Trust Units
	Contracted Volumes		Weighted Average NYMEX Price Collar Ranges
Period	Crude Oil (Bbl)	Natural Gas (Mcf)	Crude Oil (per Bbl)	Natural Gas (per Mcf)
Oct – Dec 2010	95,335	370,655	$76.00 - $135.11	$7.00 - $14.20
Jan – Dec 2011	360,329	1,367,249	$74.00 - $140.15	$6.50 - $14.62
Jan – Dec 2012	329,171	1,202,785	$74.00 - $141.72	$6.50 - $14.27
Total	784,835	2,940,689

Discontinuance of cash flow hedge accounting—Prior to April 1, 2009, the Company designated a portion of its commodity derivative contracts as cash flow hedges, whose unrealized fair value gains and losses were recorded to other comprehensive income, while the Company’s remaining commodity derivative contracts were not designated as hedges, with gains and losses from changes in fair value recognized immediately in earnings.  Effective April 1, 2009, however, the Company elected to de-designate all of its commodity derivative contracts that had been previously designated as cash flow hedges as of March 31, 2009 and elected to discontinue hedge accounting prospectively.  As a result, subsequent to March 31, 2009 the Company recognizes all gains and losses from prospective changes in commodity derivative fair values immediately in earnings rather than deferring any such amounts in accumulated other comprehensive income.

At March 31, 2009, accumulated other comprehensive income consisted of $59.8 million ($36.5 million net of tax) of unrealized gains, representing the mark-to-market value of the Company’s open commodity contracts designated as cash flow hedges as of that date, less any ineffectiveness recognized.  As a result of discontinuing hedge accounting on April 1, 2009, such mark-to-market values at March 31, 2009 are frozen in accumulated other comprehensive income as of the de-designation date and reclassified into earnings as the original hedged transactions affect income.  During the three and nine months ended September 30, 2010, $4.4 million ($2.8 million net of tax) and $19.6 million ($12.4 million net of tax), respectively, of derivative gains relating to de-designated commodity hedges were reclassified from accumulated other comprehensive income into earnings.

As of September 30, 2010, accumulated other comprehensive income amounted to $12.7 million ($8.0 million net of tax), which consisted entirely of unrealized deferred gains on commodity derivative contracts that had been previously designated as cash flow hedges.  During the next twelve months, the Company expects to reclassify into earnings from accumulated other comprehensive income net after-tax gains of $6.9 million related to de-designated commodity hedges.

Derivative instrument reporting—All derivative instruments are recorded on the consolidated balance sheet at fair value, other than derivative instruments that meet the normal purchase normal sales exclusion.  The following tables summarize the location and fair value amounts of all derivative instruments in the consolidated balance sheets (in thousands).

		Fair Value
Not Designated as ASC 815 Hedges	Balance Sheet Classification	September 30, 2010	December 31, 2009
Derivative assets:
Commodity contracts	Prepaid expenses and other	$6,638	$4,723
Commodity contracts	Other long-term assets	6,639	8,473
Total derivative assets		$13,277	$13,196
Derivative liabilities:
Commodity contracts	Current derivative liabilities	$33,432	$49,551
Commodity contracts	Non-current derivative liabilities	91,250	137,621
Total derivative liabilities		$124,682	$187,172

The following tables summarize the effects of commodity derivatives instruments on the consolidated statements of income for the three and nine months ended September 30, 2010 and 2009 (in thousands).

		Gain Recognized in OCI (Effective Portion)
ASC 815 Cash Flow	Location of Gain (Loss) Not	Nine Months Ended September 30,
Hedging Relationships	Recognized in Income	2010	2009
Commodity contracts	Other comprehensive income	$-	$21,147
		Three Months Ended September 30,
		2010	2009
Commodity contracts	Other comprehensive income	$-	$-

		Gain (Loss) Reclassified from OCI into Income (Effective Portion)
ASC 815 Cash Flow		Nine Months Ended September 30,
Hedging Relationships	Income Statement Classification	2010	2009
Commodity contracts	Gain on hedging activities	$19,641	$28,072
		Three Months Ended September 30,
		2010	2009
Commodity contracts	Gain on hedging activities	$4,383	$7,774

		Loss Recognized in Income (Ineffective Portion)
ASC 815 Cash Flow		Nine Months Ended September 30,
Hedging Relationships	Income Statement Classification	2010	2009
Commodity contracts	Commodity derivative (gain) loss, net	$-	$22,655
		Three Months Ended September 30,
		2010	2009
Commodity contracts	Commodity derivative (gain) loss, net	$-	$-

		(Gain) Loss Recognized in Income
Not Designated as		Nine Months Ended September 30,
ASC 815 Hedges	Income Statement Classification	2010	2009
Commodity contracts	Commodity derivative (gain) loss, net	$(46,654)	$149,251
		Three Months Ended September 30,
		2010	2009
Commodity contracts	Commodity derivative (gain) loss, net	$31,765	$(10,391)

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value September 30, 2010
Financial Assets
Commodity derivatives - current	$-	$6,638	$-	$6,638
Commodity derivatives - non-current	-	6,639	-	6,639
Total financial assets	$-	$13,277	$-	$13,277
Financial Liabilities
Commodity derivatives - current	$-	$33,432	$-	$33,432
Commodity derivatives - non-current	-	91,250	-	91,250
Total financial liabilities	$-	$124,682	$-	$124,682

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

Non-Recurring Fair Value Measurements.  The Company applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations, proved oil and gas property impairments and asset retirement obligations.  These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  The following table presents information about the Company’s non-financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

	Net Carrying Value as of	Fair Value Measurements Using			Pre-tax (Gain) Loss Nine Months Ended
	September 30, 2010	Level 1	Level 2	Level 3	September 30, 2010
Asset retirement obligations	$2,298	$-	$-	$2,277	$-
Total non-recurring assets at fair value	$2,298	$-	$-	$2,277	$-

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

Payments of 100% of the year’s Plan interests to employees and the vested percentages of former employees in the year’s Plan interests are made annually in cash after year-end.  Accrued compensation expense under the Plan for the nine months ended September 30, 2010 and 2009 amounted to $21.2 million and $10.4 million, respectively, charged to general and administrative expense and $2.9 million and $1.5 million, respectively, charged to exploration expense.

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

The Company uses average historical prices to estimate the vested long-term Production Participation Plan liability.  At September 30, 2010, the Company used three-year average historical NYMEX prices of $79.48 for crude oil and $5.81 for natural gas to estimate this liability.  If the Company were to terminate the Plan or upon a change in control of the Company (as defined in the Plan), all employees fully vest, and the Company would distribute to each Plan participant an amount based upon the valuation method set forth in the Plan in a lump sum payment twelve months after the date of termination or within one month after a change in control event.  Based on current strip prices at September 30, 2010, if the Company elected to terminate the Plan or if a change of control event occurred, it is estimated that the fully vested lump sum cash payment to employees would approximate $146.3 million.  This amount includes $15.3 million attributable to proved undeveloped oil and gas properties and $24.1 million relating to the short-term portion of the Plan liability, which has been accrued as a current payable to be paid in February 2011.  The ultimate sharing contribution for proved undeveloped oil and gas properties will be awarded in the year of Plan termination or change of control.  However, the Company has no intention to terminate the Plan.

The following table presents changes in the estimated long-term liability related to the Plan (in thousands):

Long-term Production Participation Plan liability, January 1, 2010	$69,433
Change in liability for accretion, vesting, change in estimates and new Plan year activity	33,601
Cash payments accrued as compensation expense and reflected as a current payable	(24,051)
Long-term Production Participation Plan liability, September 30, 2010	$78,983

8.	STOCKHOLDERS’ EQUITY

Common Stock—In May 2010, Whiting’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 shares to 175,000,000 shares.

Common Stock Offering.  In February 2009, the Company completed a public offering of its common stock, selling 8,450,000 shares of common stock at a price of $29.00 per share and providing net proceeds of $234.8 million after underwriters’ fees and offering expenses.  The Company used the net proceeds to repay a portion of the debt outstanding under its credit agreement.

6.25% Convertible Perpetual Preferred Stock—In June 2009, the Company completed a public offering of 6.25% convertible perpetual preferred stock (“preferred stock”), selling 3,450,000 shares at a price of $100.00 per share and providing net proceeds of $334.1 million after underwriters’ fees and offering expenses.  The Company used the net proceeds to repay a portion of the debt outstanding under its credit agreement.

Each holder of the preferred stock is entitled to an annual dividend of $6.25 per share to be paid quarterly in cash, common stock or a combination thereof on March 15, June 15, September 15 and December 15, when and if such dividend has been declared by Whiting’s board of directors. Each share of preferred stock has a liquidation preference of $100.00 per share plus accumulated and unpaid dividends and is convertible, at a holder’s option, into shares of Whiting’s common stock based on an initial conversion price of $43.4163, subject to adjustment upon the occurrence of certain events.  The preferred stock is not redeemable by the Company.  At any time on or after June 15, 2013, the Company may cause all outstanding shares of this preferred stock to be converted into shares of common stock if the closing price of our common stock equals or exceeds 120% of the then-prevailing conversion price for at least 20 trading days in a period of 30 consecutive trading days.  The holders of preferred stock have no voting rights unless dividends payable on the preferred stock are in arrears for six or more quarterly periods.

Induced Conversion of 6.25% Convertible Perpetual Preferred Stock.  In August 2010, Whiting commenced an offer to exchange up to 3,277,500, or 95%, of its preferred stock for the following consideration per share of preferred stock: 2.3033 shares of its common stock and a cash premium of $14.50.  The exchange offer expired in September 2010 and resulted in the Company accepting 3,277,500 shares of preferred stock in exchange for the issuance of 7,549,010 shares of common stock and a cash premium payment of $47.5 million.  Following the exchange offer, the 3,277,500 shares of preferred stock accepted in the exchange were cancelled, and a total of 172,500 shares of preferred stock remained outstanding.

9.	INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the nine months ended September 30, 2010 and 2009 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

10.	EARNINGS PER SHARE

The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2010	2009
Basic Earnings Per Share
Numerator:
Net income	$58,532	$35,855
Preferred stock dividends (1)	(52,077)	(5,797)
Net income available to common shareholders, basic	$6,455	$30,058
Denominator:
Weighted average shares outstanding, basic	52,148	50,845

	Three Months Ended September 30,
	2010	2009
Diluted Earnings Per Share
Numerator:
Net income available to common shareholders, basic	$6,455	$30,058
Preferred stock dividends	-	-
Adjusted net income available to common shareholders, diluted	$6,455	$30,058
Denominator:
Weighted average shares outstanding, basic	52,148	50,845
Restricted stock and stock options	305	329
Convertible perpetual preferred stock	-	-
Weighted average shares outstanding, diluted	52,453	51,174

Earnings per common share, basic	$0.12	$0.59
Earnings per common share, diluted	$0.12	$0.59
________
(1)      For the three months ended September 30, 2010, amount includes a decrease of $0.8 million in preferred stock dividends for preferred stock dividends accumulated.  For the three months ended September 30, 2009, amount includes an increase of $0.9 million in preferred stock dividends for preferred stock dividends accumulated.

For the three months ended September 30, 2010, the diluted earnings per share calculation excludes the effect of 6,797,564 incremental common shares (which were issuable upon the conversion of perpetual preferred stock as of a July 1, 2010 assumed conversion date) because their effect was anti-dilutive.  For the three months ended September 30, 2009, the diluted earnings per share calculation excludes the effect of 7,946,324 common shares, which were issuable upon the assumed conversion of perpetual preferred stock, because their effect was anti-dilutive.

	Nine Months Ended September 30,
	2010	2009
Basic Earnings Per Share
Numerator:
Net income (loss)	$270,460	$(101,067)
Preferred stock dividends (1)	(62,859)	(5,797)
Net income (loss) available to common shareholders, basic	$207,601	$(106,864)
Denominator:
Weighted average shares outstanding, basic	51,356	49,774

	Nine Months Ended September 30,
	2010	2009
Diluted Earnings Per Share
Numerator:
Net income (loss) available to common shareholders, basic	$207,601	$(106,864)
Preferred stock dividends	809	-
Adjusted net income (loss) available to common shareholders, diluted	$208,410	$(106,864)
Denominator:
Weighted average shares outstanding, basic	51,356	49,774
Restricted stock and stock options	343	-
Convertible perpetual preferred stock	397	-
Weighted average shares outstanding, diluted	52,096	49,774

Earnings (loss) per common share, basic	$4.04	$(2.15)
Earnings (loss) per common share, diluted	$4.00	$(2.15)
________
(1)      For the nine months ended September 30, 2010, amount includes a decrease of $0.8 million in preferred stock dividends for preferred stock dividends accumulated.  For the nine months ended September 30, 2009, amount includes an increase of $0.9 million in preferred stock dividends for preferred stock dividends accumulated.

For the nine months ended September 30, 2010, the diluted earnings per share calculation excludes the effect of 7,161,881 incremental common shares (which were issuable upon the conversion of perpetual preferred stock as of a January 1, 2010 assumed conversion date) because their effect was anti-dilutive.  For the nine months ended September 30, 2009, the Company had a net loss.  Therefore, the diluted earnings per share calculation for that period excludes the effect of 292,675 shares of restricted stock and stock options, as well as 2,881,634 weighted average shares of convertible preferred stock outstanding because their effect was anti-dilutive.

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

12.	SUBSEQUENT EVENT

In October 2010, Whiting Oil and Gas entered into a Fifth Amended and Restated Credit Agreement with its bank syndicate, which replaced the existing credit facility.  This amended credit agreement maintained the borrowing base of $1.1 billion and extended the principal repayment date to October 2015.  The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of the Company’s proved reserves that have been mortgaged to its lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  A portion of the revolving credit facility in an aggregate amount not to exceed $50.0 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.

The amended credit agreement provides for interest only payments until October 2015, when the entire amount borrowed is due.  Interest accrues at the Company’s option at either (i) a base rate for a base rate loan plus the margin in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.50% or an adjusted LIBOR rate plus 1.00%, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus the margin in the table below.

Ratio of Outstanding Borrowings to Borrowing Base	Applicable Margin for Base Rate Loans	Applicable Margin for Eurodollar Loans
Less than 0.25 to 1.0	0.75%	1.75%
Greater than or equal to 0.25 to 1.0 but less than 0.50 to 1.0	1.00%	2.00%
Greater than or equal to 0.50 to 1.0 but less than 0.75 to 1.0	1.25%	2.25%
Greater than or equal to 0.75 to 1.0 but less than 0.90 to 1.0	1.50%	2.50%
Greater than or equal to 0.90 to 1.0	1.75%	2.75%

Under the amended credit agreement, the Company also incurs commitment fees of 0.50% on the unused portion of the lesser of the aggregate commitments of the lenders or the borrowing base.

The amended credit agreement contains restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  The credit agreement requires the Company, as of the last day of any quarter, (i) to not exceed a total debt to the last four quarters’ EBITDAX ratio (as defined in the credit agreement) of 4.25 to 1.0 for quarters ending prior to and on December 31, 2012 and 4.0 to 1.0 for quarters ending March 31, 2013 and thereafter and (ii) to have a consolidated current assets to consolidated current liabilities ratio (as defined in the credit agreement and which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0.  Except for limited exceptions, which include the payment of dividends on the Company’s 6.25% convertible perpetual preferred stock, the credit agreement restricts the Company’s ability to make any dividend payments or distributions on its common stock.

The obligations of Whiting Oil and Gas under the amended credit agreement are secured by a first lien on substantially all of Whiting Oil and Gas’ properties included in the borrowing base for the credit agreement.  The Company has guaranteed the obligations of Whiting Oil and Gas under the credit agreement and has pledged the stock of Whiting Oil and Gas as security for its guarantee.

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

Although oil prices fell significantly after reaching a high in the third quarter of 2008 with a daily average NYMEX of $118.13 per Bbl, they have experienced a rebound in the second half of 2009 and first nine months of 2010.  For example, the daily average NYMEX oil price was $43.21, $59.62, $68.29 and $76.17 per Bbl for the first, second, third and fourth quarters of 2009, respectively, and $78.79, $77.99 and $76.21 per Bbl for the first, second and third quarters of 2010, respectively.  Additionally, natural gas prices have fallen significantly since their third quarter 2008 daily average NYMEX of $10.27 per Mcf and remained low throughout 2009, but have slightly increased during the first nine months of 2010.  For example, daily average NYMEX natural gas prices declined to $3.99 per Mcf for 2009, but rose to $4.59 per Mcf for the first nine months of 2010.  Lower oil and natural gas prices may not only decrease our revenues, but may also reduce the amount of oil and natural gas that we can produce economically and therefore potentially lower our reserve bookings.  A substantial or extended decline in oil or natural gas prices may result in impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to finance planned capital expenditures.  Lower oil and gas prices may also reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders based on the collateral value of our proved reserves that have been mortgaged to the lenders.  Alternatively, higher oil and natural gas prices may result in significant non-cash mark-to-market losses being recognized on our commodity derivatives, which may in turn cause us to experience net losses.

2010 Highlights and Future Considerations

Operational Highlights.  Our Sanish and Parshall fields in Mountrail County, North Dakota target the Bakken and Three Forks formations.  Net production in the Sanish field increased 113% from 10.5 MBOE/d in the third quarter of 2009 to 22.3 MBOE/d in the third quarter of 2010.  Based on results of our microseismic studies and reservoir pressure monitoring in both the Bakken and Three Forks formations, it appears that additional infill drilling is necessary to maximize primary recovery in the Sanish field.  As a result, we have increased by 156 the total number of gross operated wells that we expect to drill in the Sanish field to 469 gross wells from 313 gross wells.  We have also elected to drill three Three Forks wells per 1,280-acre unit as compared to its previous plan of two Three Forks wells per unit.  This decision adds 80 potential gross well locations in the Sanish field.  Including non-operated wells, we estimate that 323 gross wells remain to be drilled in the Sanish field as of October 15, 2010, for a total of 534 gross wells.

From January 1 through October 15, 2010, we completed 57 operated wells in the Sanish field, bringing to 121 the total number of operated wells in the field.  As of October 15, 2010, 17 operated wells were being completed or awaiting completion and nine operated wells were being drilled in the Sanish field.  In 2010, we intend to drill or participate in the drilling of a total of 98 gross (52 net) wells in the Sanish field, of which 88 will target the Bakken formation and ten will target the Three Forks formation.

Net production in the Parshall field decreased 25% from 6.8 MBOE/d in the third quarter of 2009 to 5.1 MBOE/d in the third quarter of 2010.  This production decrease was primarily due to normal field production decline and reduced drilling in the area as the operator of the Parshall field has drilled almost all of its Bakken locations and is currently pursuing a moderate pace of development of the Three Forks formation with a one-rig program.

We continue to have significant development and related infrastructure activity in the Postle and North Ward Estes fields acquired in 2005, which have resulted in reserve additions and production increases.  Our expansion of the CO2 floods at both fields continues to generate positive results.

Production continued to increase from the Postle field, which is located in Texas County, Oklahoma and produces from the Morrow sandstone.  In the third quarter of 2010, the field produced at an average net rate of 9.3 MBOE/d, representing a 7% increase from the 8.7 MBOE/d rate in the third quarter of 2009.  We manage our CO2 flood at Postle on a pattern-by-pattern basis in order to optimize utilization of CO2, production and ultimate recovery.  A pattern typically consists of a producing well surrounded by four water/CO2 injectors.  As a pattern matures, increasing volumes of water are alternated with CO2 injection to control gas break through and sweep efficiency.  This process, referred to as “WAG” (Water Alternating Gas), typically results in the highest possible oil recovery; however, the production response can have a cyclical behavior during periods of high water injection.  A number of patterns were cycled to water injection during the third quarter of 2010, which caused a normal slowing of oil response.  During the same period, a failure of the hot oil system at the gas processing facility resulted in a sudden decrease of CO2 injection.  The combined effect of the increased water injection and loss of CO2 injection resulted in the production decrease during the third quarter of 2010 as compared with the same period in 2009.

The North Ward Estes field is located in Ward and Winkler Counties, Texas and is responding positively to our water and CO2 floods, which we initiated in May 2007.  In early March 2009, we expanded the area of our CO2 injection project.  Net production from the field increased 17% from 6.4 MBOE/d in the third quarter of 2009 to 7.5 MBOE/d in the third quarter of 2010.  In this field, we are developing new and reactivated wells for water and CO2 injection and production purposes.  Additionally, we plan to install oil, gas and water processing facilities in eight phases.  The first two phases were largely completed by December 2009, and we estimate that Phase III-A will be substantially complete in the fourth quarter of 2010.

Acquisition Highlights.  In September 2010, we acquired operated interests in 19 producing oil and gas wells, undeveloped acreage, and gathering lines, all of which are located on approximately 20,400 gross (16,100 net) acres in Weld County, Colorado.  The aggregate unadjusted purchase price was $19.2 million, and substantially all of it was allocated to the properties and acreage acquired.

In August 2010, we acquired oil and gas leasehold interests covering approximately 112,000 gross (90,200 net) acres in the Montana portion of the Williston Basin for $26.0 million.  The undeveloped acreage is located in Roosevelt and Sheridan counties.

Financing Highlights.  In September 2010, we paid $383.5 million to redeem all of our $150.0 million aggregate principal amount of 7.25% Senior Subordinated Notes due 2012 and all of our $220.0 million aggregate principal amount of 7.25% Senior Subordinated Notes due 2013, which consisted of a redemption price of 100.00% for the 2012 notes and 101.8125% for the 2013 notes and included the payment of accrued and unpaid interest on such notes.  We financed the redemption of the 2012 and 2013 notes with borrowings under our credit agreement.  As a result of the redemption, we recognized a $6.2 million loss on early extinguishment of debt, which consisted of a cash charge of $4.0 million related to the redemption premium on the 2013 notes and a non-cash charge of $2.2 million related to the acceleration of debt discounts and unamortized debt issuance costs.

In September 2010, we issued at par $350.0 million of 6.5% Senior Subordinated Notes due October 2018.  We used the net proceeds from this issuance to repay a portion of the debt, which was borrowed to redeem our 2012 and 2013 notes, outstanding under our credit agreement.

In August 2010, we commenced an offer to exchange up to 3,277,500, or 95%, of our outstanding 6.25% convertible perpetual preferred stock (“preferred stock”) for the following consideration per share of preferred stock: 2.3033 shares of our common stock and a cash premium of $14.50.  The exchange offer expired in September 2010 and resulted in 3,277,500 shares of preferred stock being exchanged for the issuance of 7,549,010 shares of our common stock and a cash premium payment of $47.5 million.  Following the exchange offer, the 3,277,500 shares of preferred stock accepted in the exchange were cancelled, and a total of 172,500 shares of preferred stock remained outstanding.

Results of Operations

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Selected Operating Data:	Nine Months Ended September 30,
	2010	2009
Net production:
Oil (MMBbls)	14.0	11.3
Natural gas (Bcf)	20.1	22.6
Total production (MMBOE)	17.3	15.1

Net sales (in millions):
Oil (1)	$967.7	$539.6
Natural gas (1)	101.3	77.0
Total oil and natural gas sales	$1,069.0	$616.6

Average sales prices:
Oil (per Bbl)	$69.10	$47.79
Effect of oil hedges on average price (per Bbl)	(1.19)	0.07
Oil net of hedging (per Bbl)	$67.91	$47.86
Average NYMEX price (per Bbl)	$77.65	$57.13

Natural gas (per Mcf)	$5.05	$3.41
Effect of natural gas hedges on average price (per Mcf)	0.03	0.05
Natural gas net of hedging (per Mcf)	$5.08	$3.46
Average NYMEX price (per Mcf)	$4.59	$3.93

Cost and expense (per BOE):
Lease operating expenses	$11.39	$11.78
Production taxes	$4.46	$2.87
Depreciation, depletion and amortization expense	$16.71	$20.04
General and administrative expenses	$2.80	$2.03

(1)  Before consideration of hedging transactions.

Oil and Natural Gas Sales.  Our oil and natural gas sales revenue increased $452.4 million to $1,069.0 million in the first nine months of 2010 compared to the same period in 2009.  Sales are a function of oil and gas volumes sold and average sales prices.  Our oil sales volumes increased 24% between periods, while our natural gas sales volumes decreased 11%.  The oil volume increase resulted primarily from drilling success in the North Dakota Bakken area in addition to increased production at our two large CO2 projects, Postle and North Ward Estes, partially offset by production decreases due to pipeline maintenance on the Enbridge system.  Oil production from the Bakken in the first nine months of 2010 increased 2,225 MBbl compared to the first nine months of 2009, while North Ward Estes oil production increased 410 MBbl and Postle oil production increased 375 MBbl over the same prior year period.  The gas volume decrease between periods was primarily the result of normal field production decline, which led to gas production decreases of 1,225 MMcf and 1,185 MMcf at our Boies Ranch and Kawitt areas, respectively, compared to the first nine months of 2009.  These production decreases were partially offset by increased gas production of 1,100 MMcf in our North Dakota Bakken area.  Also contributing to the increase in oil and natural gas sales revenue in 2010 were increases in average sales prices.  Our average price for oil before the effects of hedging increased 45% between periods, and our average price for natural gas before the effects of hedging increased 48%.  In addition to higher average NYMEX pricing during the first nine months of 2010 as compared to the same period in 2009, natural gas sales price increases were also due to fixed-price gas contracts entered into at our Flat Rock and Boies Ranch areas that carried a weighted-average price of $5.35 per Mcf for the first nine months of 2010.  These contracts were in effect starting in the latter portion of the fourth quarter of 2009.

Gain on Hedging Activities.  Our gain on hedging activities decreased $8.4 million in 2010 as compared to the first nine months of 2009.  The components of our gain on hedging activities were as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Gains reclassified from AOCI on de-designated hedges	$19,641	$14,622
Realized cash settlement gains on crude oil derivatives	-	13,450
Total	$19,641	$28,072

Effective April 1, 2009, we elected to de-designate all of our commodity derivative contracts that had been previously designated as cash flow hedges, and we elected to discontinue all hedge accounting prospectively.  Accordingly, each period we reclassify from accumulated other comprehensive income (“AOCI”) into earnings unrealized gains (which were frozen in AOCI on the April 1, 2009 de-designation date) upon the expiration of these de-designated crude oil hedges, and we report such non-cash unrealized gains as gain on hedging activities.  Prior to April 1, 2009, however, realized cash settlements gains or losses on hedge-designated crude oil derivatives were also included in gain on hedging activities.

See Item 3, “Qualitative and Quantitative Disclosures About Market Risk” for a list of our outstanding oil and natural gas derivatives as of October 15, 2010.

Lease Operating Expenses.  Our lease operating expenses (“LOE”) during the first nine months of 2010 were $197.6 million, a $20.2 million increase over the same period in 2009.  This higher amount of LOE in 2010 was related to increases of $5.3 million in transportation charges, $4.9 million in ad valorem taxes and $3.8 million in electricity costs between periods, as well as a higher level of workover activity.  The increase in transportation charges was primarily due to higher transportation fees on non-operated properties in the Bakken.  Workovers amounted to $48.4 million in the first nine months of 2010, as compared to $37.8 million in the first nine months of 2009, and this increase in workover activity primarily related to our two CO2 projects.  Our lease operating expenses on a BOE basis, however, decreased from $11.78 during the first nine months of 2009 to $11.39 during the first nine months of 2010.  This decrease of 3% on a BOE basis was primarily the result of the increase in overall production volumes between periods.

Production Taxes.  Our production taxes are generally calculated as a percentage of oil and natural gas sales revenue before the effects of hedging.  We take advantage of credits and exemptions allowed in our various taxing jurisdictions.  Our production taxes during the first nine months of 2010 were $77.3 million, a $34.1 million increase over the same period in 2009, primarily due to higher oil and natural gas sales between periods.  Our company-wide production tax rates for the first nine months of 2010 and 2009 were 7.2% and 7.0%, respectively, of oil and natural gas sales.  Our production tax rate for the first nine months of 2010 was greater than the rate for same period in 2009 mainly due to successful wells completed during the fourth quarter of 2009 and the first nine months of 2010 in the North Dakota Bakken area, which has an 11.5% production tax rate.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization (“DD&A”) expense decreased $11.8 million in 2010 as compared to the first nine months of 2009.  The components of our DD&A expense were as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Depletion	$282,844	$293,869
Depreciation	1,571	2,370
Accretion of asset retirement obligations	5,421	5,383
Total	$289,836	$301,622

DD&A decreased in the first nine months of 2010 primarily due to $11.0 million in lower depletion expense between periods.  This net decrease in depletion of $11.0 million was the result of $55.9 million in lower depletion expense due to a decline in our depletion rate between periods, which effect was largely offset by $44.9 million of additional depletion expense due to higher overall production volumes during the first nine months of 2010.  On a BOE basis, our DD&A rate of $16.71 for the first nine months of 2010 was 17% lower than the rate of $20.04 for the same period in 2009.  The primary factors causing this lower DD&A rate was a net increase in our estimated proved reserves of 35.9 MMBOE as of December 31, 2009, as well as proved developed and total proved reserves added during the first nine months of 2010.  This factor was partially offset by (i) $607.9 million in drilling and development expenditures incurred during the past twelve months and (ii) the significant expenditures necessary to develop proved undeveloped reserves, particularly related to the enhanced oil recovery projects in the Postle and North Ward Estes fields, whereby the development of proved undeveloped reserves does not increase existing quantities of proved reserves.  Under the successful efforts method of accounting, costs to develop proved undeveloped reserves are added into the DD&A rate when incurred.

Exploration and Impairment Costs.  Our exploration and impairment costs decreased $1.6 million in the first nine months of 2010, as compared to the first nine months of 2009.  The components of our exploration and impairment costs were as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Exploration	$25,861	$24,785
Impairment	12,054	14,743
Total	$37,915	$39,528

Exploration costs increased $1.1 million during the first nine months of 2010 as compared to the same period in 2009 primarily due to an increase in geological and geophysical (“G&G”) activity, increased accrued Production Participation Plan (“the Plan”) payments for G&G personnel and higher exploratory dry hole costs, partially offset by reduced rig termination fees.  G&G costs amounted to $12.0 million during the first nine months of 2010 as compared to $6.2 million during the same period in 2009.  Accrued Plan distributions for exploration personnel were $1.3 million higher during the first nine months of 2010 as compared to the same prior year period primarily due to a higher level of Plan net revenues (which have been reduced by lease operating expenses and production taxes pursuant to the Plan formula) resulting from higher overall production and higher oil and natural gas prices during the first nine months of 2010 as compared to the same period in 2009.  These increases were partially offset by reduced rig termination fees recognized in the first nine months of 2010.  No rig termination fees were paid during the first nine months of 2010, while rig termination fees totaled $6.5 million during the first nine months of 2009.

The impairment charges in the first nine months of 2010 and 2009 were primarily related to the amortization of leasehold costs associated with individually insignificant unproved properties.  The decrease of $2.7 million in impairment expense between periods, however, was mainly due to $3.1 million in non-cash impairment charges in the first nine months of 2009 for the partial write-down of certain proved properties whose net book values exceeded their undiscounted future cash flows.  There were no proved property impairment charges during the first nine months of 2010.

General and Administrative Expenses.  We report general and administrative expenses net of third party reimbursements and internal allocations.  The components of our general and administrative expenses were as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
General and administrative expenses	$88,372	$68,100
Reimbursements and allocations	(39,856)	(37,524)
General and administrative expense, net	$48,516	$30,576

General and administrative expenses before reimbursements and allocations increased $20.3 million during the first nine months of 2010 as compared to the same period in 2009 primarily due to an increase in accrued Plan distributions, higher employee compensation and 2010 offering costs related to the 6.25% convertible perpetual preferred stock exchange offer.  The largest component of the increase related to $12.2 million in higher accrued distributions under the Plan between periods.  Employee compensation increased $7.6 million in the first nine months of 2010 due to higher stock compensation between periods, personnel hired during the past twelve months and general pay increases.  In addition, we incurred $2.2 million of offering costs in 2010 related to the preferred stock exchange offer completed in September.  The increase in reimbursements and allocations in the first nine months of 2010 was primarily caused by higher salary costs and a greater number of field workers on operated properties.  Our general and administrative expenses as a percentage of oil and natural gas sales remained constant at 5% for the first nine months of 2010 and 2009.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Senior Subordinated Notes	$31,972	$32,826
Credit agreement	6,704	10,589
Amortization of debt issue costs and debt discount	8,525	8,143
Other	142	139
Capitalized interest	(1,440)	(2,677)
Total	$45,903	$49,020

The decrease in interest expense of $3.1 million between periods was mainly due to lower borrowings outstanding under our credit agreement during the first nine months of 2010, which reduced the interest on our credit agreement by $3.9 million.  In addition, we incurred lower interest on our Senior Subordinated Notes due to the redemption of $150.0 million of 7.25% notes due 2012 and $220.0 million of 7.25% notes due 2013 in early September 2010, and then at the end of September 2010, we subsequently issued $350.0 million of 6.5% notes due 2018.  These decreases in interest were partially offset by lower amounts of capitalized interest between periods.   Our weighted average debt outstanding during the first nine months of 2010 was $721.4 million versus $1,080.8 million for the first nine months of 2009.  Our weighted average effective cash interest rate was 7.2% during the first nine months of 2010 compared to 5.4% during the first nine months of 2009.

Commodity Derivative (Gain) Loss, Net.  During the past three years, we entered into commodity derivative contracts that we did not designate as cash flow hedges.  In addition, effective April 1, 2009, we elected to de-designate all of our commodity derivative contracts that had been previously designated as cash flow hedges, and we elected to discontinue all hedge accounting prospectively.  Accordingly, beginning April 1, 2009 all of our derivative contracts are marked-to-market each quarter with fair value gains and losses recognized immediately in earnings.  Cash flow is only impacted to the extent that actual cash settlements under these contracts result in making or receiving a payment from the counterparty, and such cash settlement gains and losses are also recorded immediately to earnings as commodity derivative (gain) loss, net.

The components of our commodity derivative (gain) loss, net were as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Change in unrealized (gains) losses on derivative contracts	$(62,571)	$137,616
Realized cash settlement losses	15,917	11,635
Loss on hedging ineffectiveness	-	22,655
Total	$(46,654)	$171,906

The change in unrealized (gains) losses on derivative contracts increased by $200.2 million between periods due to the fact that (i) there was a significant downward shift in the forward price curve for NYMEX crude oil during the nine months ended September 30, 2010 as compared to the upward shift in the same forward price curve during the nine months ended September 30, 2009, and (ii) we averaged 18.3 MMBbls of crude oil hedged during the nine months ended September 30, 2010, while we averaged 20.5 MMBbls of crude oil hedged during the nine months ended September 30, 2009.  During the first quarter of 2009, we recognized a loss of $22.7 million for the ineffective portion of changes in fair value on our commodity derivatives then designated as cash flow hedges.

Income Tax Expense (Benefit).  Income tax expense totaled $165.9 million for the first nine months of 2010, as compared to a $51.8 million income tax benefit for the first nine months of 2009.  Our effective income tax rate increased from 33.9% for the first nine months of 2009 to 38.0% for the first nine months of 2010.  The change in the effective income tax rate between periods was primarily due to the change from net loss in 2009 to net income in 2010.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Selected Operating Data:	Three Months Ended September 30,
	2010	2009
Net production:
Oil (MMBbls)	4.9	3.9
Natural gas (Bcf)	6.9	7.1
Total production (MMBOE)	6.1	5.1

Net sales (in millions):
Oil (1)	$330.8	$232.3
Natural gas (1)	34.4	23.8
Total oil and natural gas sales	$365.2	$256.1

Average sales prices:
Oil (per Bbl)	$67.02	$58.86
Effect of oil hedges on average price (per Bbl)	(0.92)	(2.42)
Oil net of hedging (per Bbl)	$66.10	$56.44
Average NYMEX price (per Bbl)	$76.21	$68.29

Natural gas (per Mcf)	$5.00	$3.35
Effect of natural gas hedges on average price (per Mcf)	0.02	0.05
Natural gas net of hedging (per Mcf)	$5.02	$3.40
Average NYMEX price (per Mcf)	$4.39	$3.40

Cost and expense (per BOE):
Lease operating expenses	$11.34	$11.46
Production taxes	$4.31	$3.66
Depreciation, depletion and amortization expense	$16.06	$19.74
General and administrative expenses	$3.20	$2.21

(1)  Before consideration of hedging transactions.

Oil and Natural Gas Sales.  Our oil and natural gas sales revenue increased $109.2 million to $365.2 million in the third quarter of 2010 compared to the same period in 2009.  Sales are a function of oil and gas volumes sold and average sales prices.  Our oil sales volumes increased 25% between periods, while our natural gas sales volumes decreased 3%.  The oil volume increase resulted primarily from drilling success in the North Dakota Bakken area in addition to increased production at our two large CO2 projects, Postle and North Ward Estes, partially offset by production decreases due to pipeline maintenance on the Enbridge system.  Oil production from the Bakken increased 880 MBbl compared to the third quarter of 2009, while North Ward Estes oil production increased 115 MBbl and Postle oil production increased 60 MBbl in the third quarter of 2010 over the same prior year period.  The gas volume decrease between periods was primarily the result of normal field production decline, which led to gas production decreases of 280 MMcf and 260 MMcf at our Kawitt and Boies Ranch areas, respectively, for the third quarter of 2010 when compared to the third quarter of 2009.  These production decreases were partially offset by increased gas production of 320 MMcf in our North Dakota Bakken area and 190 MMcf in our Flat Rock area.  Also contributing to the increase in oil and natural gas sales revenue in 2010 were increases in average sales prices.  Our average price for oil before the effects of hedging increased 14% between periods, and our average price for natural gas before the effects of hedging increased 49%.  In addition to higher average NYMEX pricing during the third quarter of 2010 as compared to the same period in 2009, natural gas sales price increases were also due to fixed-price gas contracts entered into at our Flat Rock and Boies Ranch areas that carried a weighted-average price of $5.33 per Mcf for the third quarter of 2010.  These contracts were in effect starting in the latter portion of the fourth quarter of 2009.

Gain on Hedging Activities.  Effective April 1, 2009, we elected to de-designate all of our commodity derivative contracts that had been previously designated as cash flow hedges, and we elected to discontinue all hedge accounting prospectively.  As a result, we reclassified from AOCI into earnings $4.4 million and $7.8 million in unrealized gains (which were frozen in AOCI on the April 1, 2009 de-designation date) upon the expiration of these de-designated crude oil hedges in the third quarter of 2010 and 2009, respectively.  See Item 3, “Qualitative and Quantitative Disclosures About Market Risk” for a list of our outstanding oil and natural gas derivatives as of October 15, 2010.

Lease Operating Expenses.  Our lease operating expenses during the third quarter of 2010 were $69.0 million, a $10.2 million increase over the same period in 2009.  This higher amount of LOE in 2010 was related to increases of $2.0 million in transportation charges, $1.6 million in electricity costs and $1.5 million in ad valorem taxes between periods, as well as a higher level of workover activity.  The increase in transportation charges was primarily due to higher transportation fees on non-operated properties in the Bakken.  Workovers amounted to $17.4 million in the third quarter of 2010, as compared to $11.6 million in the third quarter of 2009, and this increase in workover activity primarily related to our two CO2 projects.  Our lease operating expenses on a BOE basis decreased from $11.46 during the third quarter of 2009 to $11.34 during the third quarter of 2010.  The decrease of 1% on a BOE basis was the result of the increase in overall production volumes between periods.

Production Taxes.  Our production taxes are generally calculated as a percentage of oil and natural gas sales revenue before the effects of hedging.  We take advantage of credits and exemptions allowed in our various taxing jurisdictions.  Our production taxes during the third quarter of 2010 were $26.2 million, a $7.4 million increase over the same period in 2009, primarily due to higher oil and natural gas sales between periods.  Our company-wide production tax rates for the third quarter of 2010 and 2009 were 7.2% and 7.3%, respectively, of oil and natural gas sales.

Depreciation, Depletion and Amortization.  Our DD&A expense decreased $3.6 million in 2010 as compared to the third quarter of 2009.  The components of our DD&A expense were as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Depletion	$95,276	$98,876
Depreciation	565	771
Accretion of asset retirement obligations	1,863	1,626
Total	$97,704	$101,273

DD&A decreased in the third quarter of 2010 primarily due to $3.6 million in lower depletion expense between periods.  This net decrease in depletion was the result of $22.0 million in lower depletion expense due to a decline in our depletion rate between periods, which effect was largely offset by $18.4 million of additional depletion expense due to higher overall production volumes during the third quarter of 2010.  On a BOE basis, our DD&A rate of $16.06 for the third quarter of 2010 was 19% lower than the rate of $19.74 for the same period in 2009.  The primary factors causing this lower DD&A rate was a net increase in our estimated proved reserves of 35.9 MMBOE as of December 31, 2009, as well as proved developed and total proved reserves added during the first nine months of 2010.  This factor was partially offset by (i) $607.9 million in drilling and development expenditures incurred during the past twelve months and (ii) the significant expenditures necessary to develop proved undeveloped reserves, particularly related to the enhanced oil recovery projects in the Postle and North Ward Estes fields, whereby the development of proved undeveloped reserves does not increase existing quantities of proved reserves.  Under the successful efforts method of accounting, costs to develop proved undeveloped reserves are added into the DD&A rate when incurred.

Exploration and Impairment Costs.  Our exploration and impairment costs decreased $1.9 million in the third quarter of 2010, as compared to the third quarter of 2009.  The components of our exploration and impairment costs were as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Exploration	$6,145	$5,973
Impairment	4,355	6,449
Total	$10,500	$12,422

Exploration costs increased $0.2 million during the third quarter of 2010 as compared to the same period in 2009 primarily due to an increase in G&G activity, partially offset by lower exploratory dry hole costs in the third quarter of 2010.

The impairment charges in the third quarter of 2010 and 2009 were primarily related to the amortization of leasehold costs associated with individually insignificant unproved properties.  The decrease of $2.1 million in impairment expense between periods, however, was mainly due to a $2.3 million non-cash impairment charge in the third quarter of 2009 for the partial write-down of certain proved properties whose net book values exceeded their undiscounted future cash flows.  There were no proved property impairment charges during the third quarter of 2010.

General and Administrative Expenses.  We report general and administrative expenses net of third party reimbursements and internal allocations.  The components of our general and administrative expenses were as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
General and administrative expenses	$32,980	$24,417
Reimbursements and allocations	(13,500)	(13,103)
General and administrative expense, net	$19,480	$11,314

General and administrative expenses before reimbursements and allocations increased $8.6 million to $33.0 million during the third quarter of 2010.  The largest component of the increase related to $3.5 million in additional employee compensation in the third quarter of 2010 related to higher stock compensation between periods, personnel hired during the past twelve months and general pay increases.  In addition to these higher employee compensation costs, there was $2.7 million in higher accrued distributions under the Plan between periods, and we incurred $2.2 million of offering costs in 2010 related to the preferred stock exchange offer completed in September.  The increase in reimbursements and allocations in the third quarter of 2010 was primarily caused by higher salary costs and a greater number of field workers on operated properties. Our general and administrative expenses as a percentage of oil and natural gas sales increased from 4% for the third quarter of 2009 to 5% for the third quarter of 2010.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Senior Subordinated Notes	$9,810	$11,081
Credit agreement	2,596	2,436
Amortization of debt issue costs and debt discount	2,801	2,968
Other	29	26
Capitalized interest	(657)	(864)
Total	$14,579	$15,647

The decrease in interest expense of $1.1 million between periods was mainly due to the redemption of $150.0 million of 7.25% notes due 2012 and $220.0 million of 7.25% notes due 2013 in early September 2010, and then at the end of September 2010 we subsequently issued $350.0 million of 6.5% notes due 2018.  Together these refinancing transactions had the aggregate effect of reducing the interest on our Senior Subordinated Notes between periods by $1.3 million.  Our weighted average debt outstanding during the third quarter of 2010 was $674.7 million versus $824.9 million for the third quarter of 2009.  Our weighted average effective cash interest rate was 7.4% during the third quarter of 2010 compared to 6.6% during the third quarter of 2009.

Commodity Derivative (Gain) Loss, Net.  During the third quarter of 2010 and 2009, all of our derivative contracts were marked-to-market each quarter with fair value gains and losses recognized immediately in earnings.  Cash flow is only impacted to the extent that actual cash settlements under these contracts result in making or receiving a payment from the counterparty, and such cash settlement gains and losses are also recorded immediately to earnings as commodity derivative (gain) loss, net.

The components of our commodity derivative (gain) loss, net were as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Change in unrealized (gains) losses on derivative contracts	$27,407	$(19,567)
Realized cash settlement losses	4,358	9,176
Total	$31,765	$(10,391)

The change in unrealized (gains) losses on derivative contracts increased by $47.0 million between periods due to the fact that there was a significant upward shift in the forward price curve for NYMEX crude oil during the three months ended September 30, 2010 as compared to the downward shift in the same forward price curve during the three months ended September 30, 2009.

Income Tax Expense (Benefit).  Income tax expense totaled $35.9 million for the third quarter of 2010, as compared to $26.3 million for the third quarter of 2009.  Our effective income tax rate decreased from 42.3% for the third quarter of 2009 to 38.0% for the third quarter of 2010.  The change in the effective income tax rate between periods was primarily due to the change from net loss in 2009 to net income in 2010.

Liquidity and Capital Resources

Overview.  At September 30, 2010, our debt to total capitalization ratio was 22.1%, we had $3.2 million of cash on hand and $2,465.4 million of stockholders’ equity.  At December 31, 2009, our debt to total capitalization ratio was 25.6%, we had $12.0 million of cash on hand and $2,270.1 million of stockholders’ equity.  In the first nine months of 2010, we generated $720.3 million of cash provided by operating activities, an increase of $429.4 million over the same period in 2009.  Cash provided by operating activities increased primarily due to higher oil production volumes and higher average sales prices for both crude oil and natural gas.  These positive factors were partially offset by lower gas production volumes in the first nine months of 2010, as well as increased production taxes, lease operating expenses and general and administrative expenses during the first nine months of 2010 as compared to the same period in 2009.  Cash flows from operating activities were used to finance $473.7 million of drilling and development expenditures and $102.3 million of cash acquisition capital expenditures paid in the first nine months of 2010, net repayments under our credit agreement totaling $60.0 million, the premium of $47.5 million for the induced conversion of our convertible perpetual preferred stock and the payment of preferred stock dividends totaling $16.2 million.  The following chart details our exploration and development expenditures incurred by region during the first nine months of 2010 (in thousands):

	Drilling and Development Expenditures (1)	Exploration Expenditures	Total Expenditures	% of Total
Rocky Mountains	$322,273	$12,630	$334,903	62%
Permian Basin	143,431	7,963	151,394	28%
Mid-Continent	31,171	1,224	32,395	6%
Gulf Coast	12,564	3,990	16,554	3%
Michigan	5,146	54	5,200	1%
Total incurred	514,585	25,861	540,446	100%
Increase in accrued capital expenditures	(43,684)	-	(43,684)
Total paid	$470,901	$25,861	$496,762
_________
(1)
For purposes of this schedule, exploratory dry hole costs of $2.8 million are excluded from drilling and development expenditures as reported on the statement of cash flows and instead have been included in exploration expenditures above.

We continually evaluate our capital needs and compare them to our capital resources.  Our current 2010 capital budget for exploration and development expenditures is $830.0 million, which we expect to fund with net cash provided by our operating activities.  Our 2010 capital budget of $830.0 million represents a significant increase from the $479.8 million incurred on exploration and development expenditures during 2009.  This increased capital budget is due to increased discretionary cash flow resulting primarily from higher oil and natural gas prices experienced during the second half of 2009 and continuing into the first nine months of 2010, along with our available inventory of high-quality prospects for development and exploration.  Although we have no specific budget for property acquisitions in 2010, we will continue to selectively pursue property acquisitions that complement our existing core property base.  We believe that if attractive acquisition opportunities arise or exploration and development expenditures exceed $830.0 million, we will be able to finance additional capital expenditures with cash on hand, cash flows from operating activities, borrowings under our credit agreement, issuances of additional debt or equity securities, or agreements with industry partners.  Our level of exploration and development expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among other factors.  We believe that we have sufficient liquidity and capital resources to execute our business plans over the next 12 months and for the foreseeable future.  In addition, with our expected cash flow streams, commodity price hedging strategies, current liquidity levels, access to debt and equity markets and flexibility to modify future capital expenditure programs, we expect to be able to fund all planned capital programs, dividend distributions and debt repayments; comply with our debt covenants; and meet other obligations that may arise from our oil and gas operations.

Credit Agreement.  As of September 30, 2010, Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), our wholly-owned subsidiary, had a credit agreement with a syndicate of banks, and this credit facility had a borrowing base of $1.1 billion with $999.6 million of available borrowing capacity, which was net of $100.0 million in borrowings and $0.4 million in letters of credit outstanding.  At September 30, 2010, the effective weighted average interest rate on the outstanding principal balance under the credit facility was 2.3%, and we were in compliance with our covenants under the credit agreement.

In October 2010, we entered into a Fifth Amended and Restated Credit Agreement with our bank syndicate, which replaced the existing credit agreement.  This amended credit agreement maintained the borrowing base of $1.1 billion and extended the principal repayment date from April 2012 to October 2015.  The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of the proved reserves that have been mortgaged to the lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  A portion of the revolving credit facility in an aggregate amount not to exceed $50.0 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of ours.

The amended credit agreement provides for interest only payments until October 2015, when the entire amount borrowed is due.  Interest accrues at our option at either (i) a base rate for a base rate loan plus the margin in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.50% or an adjusted LIBOR rate plus 1.00%, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus the margin in the table below.

Ratio of Outstanding Borrowings to Borrowing Base	Applicable Margin for Base Rate Loans	Applicable Margin for Eurodollar Loans
Less than 0.25 to 1.0	0.75%	1.75%
Greater than or equal to 0.25 to 1.0 but less than 0.50 to 1.0	1.00%	2.00%
Greater than or equal to 0.50 to 1.0 but less than 0.75 to 1.0	1.25%	2.25%
Greater than or equal to 0.75 to 1.0 but less than 0.90 to 1.0	1.50%	2.50%
Greater than or equal to 0.90 to 1.0	1.75%	2.75%

Under the amended credit agreement, we also incur commitment fees of 0.50% on the unused portion of the lesser of the aggregate commitments of the lenders or the borrowing base.

The amended terms of the credit agreement contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of our lenders.  The credit agreement requires us, as of the last day of any quarter, (i) to not exceed a total debt to the last four quarters’ EBITDAX ratio (as defined in the credit agreement) of 4.25 to 1.0 for quarters ending prior to and on December 31, 2012 and 4.0 to 1.0 for quarters ending March 31, 2013 and thereafter and (ii) to have a consolidated current assets to consolidated current liabilities ratio (as defined in the credit agreement and which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0.  Except for limited exceptions, which include the payment of dividends on our 6.25% convertible perpetual preferred stock, the credit agreement restricts our ability to make any dividend payments or distributions on our common stock.

The obligations of Whiting Oil and Gas under the amended credit agreement are secured by a first lien on substantially all of Whiting Oil and Gas’ properties included in the borrowing base for the credit agreement.  We have guaranteed the obligations of Whiting Oil and Gas under the credit agreement and have pledged the stock of Whiting Oil and Gas as security for our guarantee.

Senior Subordinated Notes.  In September 2010, we paid $383.5 million to redeem all of our $150.0 million aggregate principal amount of 7.25% Senior Subordinated Notes due 2012 and all of our $220.0 million aggregate principal amount of 7.25% Senior Subordinated Notes due 2013, which consisted of a redemption price of 100.00% for the 2012 notes and 101.8125% for the 2013 notes and included the payment of accrued and unpaid interest on such notes.  We financed the redemption of the 2012 and 2013 notes with borrowings under our credit agreement.  As a result of the redemption, we recognized a $6.2 million loss on early extinguishment of debt, which consisted of a cash charge of $4.0 million related to the redemption premium on the 2013 notes and a non-cash charge of $2.2 million related to the acceleration of debt discounts and unamortized debt issuance costs.

In September 2010, we issued at par $350.0 million of 6.5% Senior Subordinated Notes due October 2018.  We used the net proceeds from this issuance to repay a portion of the debt, which was borrowed to redeem our 2012 and 2013 notes, outstanding under our credit agreement.  In October 2005, we issued at par $250.0 million of 7% Senior Subordinated Notes due February 2014.

The indentures governing the notes restrict us from incurring additional indebtedness, subject to certain exceptions, unless our fixed charge coverage ratio (as defined in the indentures) is at least 2.0 to 1.  If we were in violation of this covenant, then we may not be able to incur additional indebtedness, including under Whiting Oil and Gas Corporation’s credit agreement.  Additionally, the indentures governing the notes contain restrictive covenants that may limit our ability to, among other things, pay cash dividends, redeem or repurchase our capital stock or our subordinated debt, make investments or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of ours and our restricted subsidiaries taken as a whole and enter into hedging contracts.  These covenants may potentially limit the discretion of our management in certain respects.  We were in compliance with these covenants as of September 30, 2010.  However, a substantial or extended decline in oil or natural gas prices may adversely affect our ability to comply with these covenants in the future.

Schedule of Contractual Obligations.  The table below does not include our September 30, 2010 Production Participation Plan liability of $79.0 million, since we cannot determine with accuracy the timing or amounts of future payments.  The following table summarizes our obligations and commitments as of September 30, 2010 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (a)	$700,000	$-	$100,000	$250,000	$350,000
Cash interest expense on debt (b)	243,899	42,510	81,806	51,333	68,250
Asset retirement obligation (c)	79,662	5,740	4,995	9,617	59,310
Tax sharing liability (d)	23,651	1,857	3,320	18,474	-
Derivative contract liability fair value (e)	124,682	33,432	85,320	5,930	-
Purchasing obligations (f)	127,309	41,106	70,211	15,992	-
Drilling rig contracts (g)	117,804	42,725	64,634	10,445	-
Operating leases (h)	10,132	3,508	6,367	257	-
Total	$1,427,139	$170,878	$416,653	$362,048	$477,560
________________

(a)
Long-term debt consists of the 7% Senior Subordinated Notes due 2014, the 6.5% Senior Subordinated Notes due 2018 and the outstanding borrowings under our credit agreement, and assumes no principal repayment until the due date of the instruments.

(b)
Cash interest expense on the 7% Senior Subordinated Notes due 2014 and the 6.5% Senior Subordinated Notes due 2018 is estimated assuming no principal repayment until the due date of the instruments.  Cash interest expense on the credit agreement is estimated assuming no principal repayment until the instrument due date and is estimated at a fixed interest rate of 2.3%.

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

(e)
The above derivative obligation at September 30, 2010 consists of a $115.1 million fair value liability for derivative contracts we have entered into on our own behalf, primarily in the form of costless collars, to hedge our exposure to crude oil price fluctuations.  With respect to our open derivative contracts at September 30, 2010 with certain counterparties, the forward price curve for crude oil generally exceeded the price curve that was in effect when these contracts were entered into, resulting in a derivative fair value liability.  If current market prices are higher than a collar’s price ceiling when the cash settlement amount is calculated, we are required to pay the contract counterparties.  The ultimate settlement amounts under our derivative contracts are unknown, however, as they are subject to continuing market risk and commodity price volatility.  The above derivative obligation at September 30, 2010 also consists of a $9.6 million payable to Whiting USA Trust I (the “Trust”) for derivative contracts that we have entered into but have in turn conveyed to the Trust.  Although these derivatives are in a fair value asset position at quarter end, 75.8% of such derivative assets are due to the Trust under the terms of the conveyance.

(f)
We have two take-or-pay purchase agreements, one agreement expiring in March 2014 and one agreement expiring in December 2014, whereby we have committed to buy certain volumes of CO2 for use in enhanced recovery projects in our Postle field in Oklahoma and our North Ward Estes field in Texas.  The purchase agreements are with different suppliers.  Under the terms of the agreements, we are obligated to purchase a minimum daily volume of CO2 (as calculated on an annual basis) or else pay for any deficiencies at the price in effect when the minimum delivery was to have occurred.  In addition, we have a ship-or-pay agreement expiring in June 2013, whereby we have committed to transport a minimum daily volume of CO2 via the Transpetco pipeline or else pay for any deficiencies at a price stipulated in the contract.  The CO2 volumes planned for use in the enhanced recovery projects in the Postle and North Ward Estes fields currently exceed the minimum daily volumes specified in these agreements.  Therefore, we expect to avoid any payments for deficiencies.

(g)
We currently have seven drilling rigs under long-term contract, of which one drilling rig expires in 2010, one in 2011, two in 2012, one in 2013 and two in 2014.  All of these rigs are operating in the Rocky Mountains region.  As of September 30, 2010, early termination of the remaining contracts would require termination penalties of $75.0 million, which would be in lieu of paying the remaining drilling commitments of $117.8 million.  No other drilling rigs working for us are currently under long-term contracts or contracts that cannot be terminated at the end of the well that is currently being drilled.  Due to the short-term and indeterminate nature of the time remaining on rigs drilling on a well-by-well basis, such obligations have not been included in this table.

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

Effects of Inflation and Pricing

We experienced increased costs during 2007 and 2008 due to increased demand for oil field products and services, while costs in 2009 remained relatively consistent with 2008.  During the first nine months of 2010, we began to experience moderate cost increases, as the demand for oil field products and services has begun to rise from 2009 levels.  The oil and gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and not adjust downward in proportion to prices.  Material changes in prices also impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, depletion expense, impairment assessments of oil and gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

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

These risks and uncertainties include, but are not limited to:  declines in oil or natural gas prices; impacts of the global recession and tight credit markets; our level of success in exploitation, exploration, development and production activities; adverse weather conditions that may negatively impact development or production activities; the timing of our exploration and development expenditures, including our ability to obtain CO2; inaccuracies of our reserve estimates or our assumptions underlying them; revisions to reserve estimates as a result of changes in commodity prices; risks related to our level of indebtedness and periodic redeterminations of the borrowing base under our credit agreement; our ability to generate sufficient cash flows from operations to meet the internally funded portion of our capital expenditures budget; our ability to obtain external capital to finance exploration and development operations and acquisitions; our ability to identify and complete acquisitions and to successfully integrate acquired businesses; unforeseen underperformance of or liabilities associated with acquired properties; our ability to successfully complete potential asset dispositions; the impacts of hedging on our results of operations; failure of our properties to yield oil or gas in commercially viable quantities; uninsured or underinsured losses resulting from our oil and gas operations; federal and state initiatives relating to hydraulic fracturing; our inability to access oil and gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing our oil and gas operations; our ability to replace our oil and natural gas reserves; any loss of our senior management or technical personnel; competition in the oil and gas industry in the regions in which we operate; risks arising out of our hedging transactions; and other risks described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.  We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and have not materially changed since that report was filed.

Our outstanding hedges as of October 15, 2010 are summarized below:

Whiting Petroleum Corporation

Commodity	Period	Monthly Volume (Bbl)	Weighted Average NYMEX Floor/Ceiling
Crude Oil	10/2010 to 12/2010	795,000	$63.82/$88.95
Crude Oil	01/2011 to 03/2011	795,000	$59.72/$94.74
Crude Oil	04/2011 to 06/2011	795,000	$59.72/$94.74
Crude Oil	07/2011 to 09/2011	795,000	$59.72/$94.74
Crude Oil	10/2011 to 12/2011	795,000	$59.72/$94.74
Crude Oil	01/2012 to 03/2012	330,000	$47.46/$90.19
Crude Oil	04/2012 to 06/2012	330,000	$47.46/$90.19
Crude Oil	07/2012 to 09/2012	330,000	$47.46/$90.19
Crude Oil	10/2012 to 12/2012	330,000	$47.46/$90.19
Crude Oil	01/2013 to 03/2013	290,000	$47.67/$90.21
Crude Oil	04/2013 to 06/2013	290,000	$47.67/$90.21
Crude Oil	07/2013 to 09/2013	290,000	$47.67/$90.21
Crude Oil	10/2013	290,000	$47.67/$90.21
Crude Oil	11/2013	190,000	$47.22/$85.06

In connection with our conveyance on April 30, 2008 of a term net profits interest to Whiting USA Trust I (the “Trust”), the rights to any future hedge payments we make or receive on certain of our derivative contracts, representing 1,035 MBbl of crude oil and 3,880 MMcf of natural gas from 2010 through 2012, have been conveyed to the Trust, and therefore such payments will be included in the Trust’s calculation of net proceeds.  Under the terms of the aforementioned conveyance, we retain 10% of the net proceeds from the underlying properties.  Our retention of 10% of these net proceeds combined with our ownership of 2,186,389 Trust units, results in third-party public holders of Trust units receiving 75.8%, while we retain 24.2%, of future economic results of such hedges.  No additional hedges are allowed to be placed on Trust assets.

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

The collared hedges shown above have the effect of providing a protective floor while allowing us to share in upward pricing movements.  Consequently, while these hedges are designed to decrease our exposure to price decreases, they also have the effect of limiting the benefit of price increases above the ceiling.  For the crude oil contracts listed in both tables above, a hypothetical $5.00 per Bbl change in the NYMEX forward curve as of September 30, 2010 applied to the notional amounts would cause a change in our commodity derivative (gain) loss of $50.6 million.  For the natural gas contracts listed above, a hypothetical $1.00 per Mcf change in the NYMEX forward curve as of September 30, 2010 applied to the notional amounts would cause a change in our commodity derivative (gain) loss of $0.7 million.

We have various fixed-price sales contracts with end users for a portion of the natural gas we produce in Colorado, Michigan and Utah.  Our estimated future production volumes to be sold under these fixed-price contracts as of October 15, 2010 are summarized below:

Commodity	Period	Monthly Volume (MMBtu)	Weighted Average Price Per MMBtu
Natural Gas	10/2010 to 12/2010	823,178	$5.29
Natural Gas	01/2011 to 03/2011	776,721	$5.30
Natural Gas	04/2011 to 06/2011	777,767	$5.31
Natural Gas	07/2011 to 09/2011	771,506	$5.30
Natural Gas	10/2011 to 12/2011	771,506	$5.30
Natural Gas	01/2012 to 03/2012	576,173	$5.30
Natural Gas	04/2012 to 06/2012	460,506	$5.41
Natural Gas	07/2012 to 09/2012	464,840	$5.41
Natural Gas	10/2012 to 12/2012	398,667	$5.46
Natural Gas	01/2013 to 03/2013	360,000	$5.47
Natural Gas	04/2013 to 06/2013	364,000	$5.47
Natural Gas	07/2013 to 09/2013	368,000	$5.47
Natural Gas	10/2013 to 12/2013	368,000	$5.47
Natural Gas	01/2014 to 03/2014	330,000	$5.49
Natural Gas	04/2014 to 06/2014	333,667	$5.49
Natural Gas	07/2014 to 09/2014	337,333	$5.49
Natural Gas	10/2014 to 12/2014	337,333	$5.49

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chairman, President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2010.  Based upon their evaluation of these disclosures controls and procedures, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Whiting is subject to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.  We believe that all claims and litigation we are involved in are not likely to have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Item 1A.	Risk Factors

Each of the risks described below should be carefully considered, together with all of the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009, before making an investment decision with respect to our securities.  If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially and adversely affected, and you may lose all or part of your investment.

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

Our future success will depend on the success of our development, exploitation, production and exploration activities.  Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production.  Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations.  Please read “— Reserve estimates depend on many assumptions that may turn out to be inaccurate...” later in these Risk Factors for a discussion of the uncertainty involved in these processes.  Our cost of drilling, completing and operating wells is often uncertain before drilling commences.  Overruns in budgeted expenditures are common risks that can make a particular project uneconomical.  Further, many factors may curtail, delay or cancel drilling, including the following:

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

We describe some of our current prospects and our plans to explore those prospects in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and our Annual Report on Form 10-K for the year ended December 31, 2009.  A prospect is a property on which we have identified what our geoscientists believe, based on available seismic and geological information, to be indications of oil or gas.  Our prospects are in various stages of evaluation, ranging from a prospect which is ready to drill to a prospect that will require substantial additional seismic data processing and interpretation.  There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or gas in sufficient quantities to recover drilling or completion costs or to be economically viable.  The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or gas will be present or, if present, whether oil or gas will be present in commercial quantities.  In addition, because of the wide variance that results from different equipment used to test the wells, initial flow rates may not be indicative of sufficient oil or gas quantities in a particular field.  The analogies we draw from available data from other wells, from more fully explored prospects, or from producing fields may not be applicable to our drilling prospects.  We may terminate our drilling program for a prospect if results do not merit further investment.

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

The process of estimating oil and natural gas reserves is complex.  It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors.  Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves referred to in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Actual future production, oil and natural gas prices, revenues, taxes, exploration and development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates.  Any significant variance could materially affect the estimated quantities and present value of reserves referred to in our Annual Report on Form 10-K for the year ended December 31, 2009.  In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

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

As of September 30, 2010, we had $100.0 million in borrowings and $0.4 million in letters of credit outstanding under Whiting Oil and Gas Corporation’s credit agreement with $999.6 million of available borrowing capacity, as well as $600.0 million of senior subordinated notes outstanding.  We are permitted to incur additional indebtedness, provided we meet certain requirements in the indentures governing our senior subordinated notes and Whiting Oil and Gas Corporation’s credit agreement.

Our level of indebtedness and the covenants contained in the agreements governing our debt could have important consequences for our operations, including:

•
requiring us to dedicate a substantial portion of our cash flow from operations to required payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	placing us at a competitive disadvantage relative to other less leveraged competitors;
•	making us vulnerable to increases in interest rates, because debt under Whiting Oil and Gas Corporation’s credit agreement may be at variable rates; and
•	potentially limiting our ability to pay dividends in cash on our convertible perpetual preferred stock.

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

The indentures governing our senior subordinated notes and Whiting Oil and Gas Corporation’s credit agreement contain various restrictive covenants that may limit our management’s discretion in certain respects.  In particular, these agreements will limit our and our subsidiaries’ ability to, among other things:

•	paying dividends on, redeem or repurchase our capital stock or redeem or repurchase our subordinated debt;
•	make loans to others;
•	make investments;
•	incur additional indebtedness or issue preferred stock;
•	create certain liens;
•	sell assets;
•	enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us;
•	consolidate, merge or transfer all or substantially all of the assets of us and our restricted subsidiaries taken as a whole;
•	engage in transactions with affiliates;
•	enter into hedging contracts;
•	create unrestricted subsidiaries; and
•	enter into sale and leaseback transactions.

In addition, Whiting Oil and Gas Corporation’s credit agreement requires us, as of the last day of any quarter, (i) to not exceed a total debt to the last four quarters’ EBITDAX ratio (as defined in the credit agreement) of 4.25 to 1.0 for quarters ending prior to and on December 31, 2012 and 4.0 to 1.0 for quarters ending March 31, 2013 and thereafter and (ii) to have a consolidated current assets to consolidated current liabilities ratio (as defined in the credit agreement and which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0. Also, the indentures under which we issued our senior subordinated notes restrict us from incurring additional indebtedness, subject to certain exceptions, unless our fixed charge coverage ratio (as defined in the indentures) is at least 2.0 to 1.  If we were in violation of this covenant, then we may not be able to incur additional indebtedness, including under Whiting Oil and Gas Corporation’s credit agreement.  A substantial or extended decline in oil or natural gas prices may adversely affect our ability to comply with these covenants.

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

While our costs to acquire undeveloped acreage in new or emerging plays have generally been less than those of later entrants into a developing play, our drilling results in these areas are more uncertain than drilling results in areas that are developed and producing.  Since new or emerging plays have limited or no production history, we are unable to use past drilling results in those areas to help predict our future drilling results.  Therefore, our cost of drilling, completing and operating wells in these areas may be higher than initially expected, and the value of our undeveloped acreage will decline if drilling results are unsuccessful.  Furthermore, if drilling results are unsuccessful, we may be required to write down the carrying value of our undeveloped acreage in new or emerging plays.  For example, during the fourth quarter of 2008, we recorded a $10.9 million non-cash charge for the partial impairment of unproved properties in the central Utah Hingeline play.  We may also incur such impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.  Additionally, our rights to develop a portion of our undeveloped acreage may expire if not successfully developed or renewed.  Out of a total of 773,300 gross (372,200 net) undeveloped acres as of December 31, 2009, the portion of our net undeveloped acres that is subject to expiration over the next three years, if not successfully developed or renewed, is approximately 14% in 2010, 18% in 2011 and 8% in 2012.

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

We enter into hedging transactions of our oil and natural gas production to reduce our exposure to fluctuations in the price of oil and natural gas.  Our hedging transactions to date have consisted of financially settled crude oil and natural gas forward sales contracts, primarily costless collars, placed with major financial institutions.  As of October 15, 2010, we had contracts, which include our 24.2% share of the Whiting USA Trust I hedges, covering the sale for the fourth quarter of 2010 of 805,146 barrels of oil per month and 39,445 MMBtu of natural gas per month.  All our oil hedges will expire by November 2013 and all our natural gas hedges will expire by December 2012.  See “Quantitative and Qualitative Disclosure about Market Risk” in this Quarterly Report on Form 10-Q for pricing and a more detailed discussion of our hedging transactions.

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

Our operations may incur substantial costs and liabilities to comply with environmental laws and regulations.

Our oil and gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may require the acquisition of a permit before drilling commences; restrict the types, quantities, and concentration of materials that can be released into the environment in connection with drilling and production activities; limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas; and impose substantial liabilities for pollution resulting from our operations.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, incurrence of investigatory or remedial obligations, or the imposition of injunctive relief.  Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or if our operations were standard in the industry at the time they were performed.  Private parties, including the surface owners of properties upon which we drill, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage.  We may not be able to recover some or any of these costs from insurance.  Moreover, federal law and some state laws allow the government to place a lien on real property for costs incurred by the government to address contamination on the property.

Changes in environmental laws and regulations occur frequently and may serve to have a materially adverse impact on our business.  For example, as a result of the explosion and fire on the Deepwater Horizon drilling rig in April 2010 and the release of oil from the Macondo well in the Gulf of Mexico, there has been a variety of governmental regulatory initiatives to make more stringent or otherwise restrict oil and natural gas drilling operations in certain locations.  Any increased governmental regulation or suspension of oil and natural gas exploration or production activities that arises out of these incidents could result in higher operating costs, which could, in turn, adversely affect our operating results.  Also, for instance, any changes in laws or regulations that result in more stringent or costly material handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance and may otherwise have a material adverse effect on our results of operations, competitive position, or financial condition as well as those of the oil and gas industry in general.

Climate change legislation or regulations restricting emissions of “greenhouse gasses” could result in increased operating costs and reduced demand for oil and gas that we produce.

On December 15, 2009, the U.S. Environmental Protection Agency, or EPA, published its findings that emissions of carbon dioxide, methane, and other greenhouse gases, or “GHGs,” present an endangerment to public heath and the environment because emissions of such gasses are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes.  These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act.  The EPA has adopted two sets of regulations under the Clean Air Act.  The first limits emissions of GHGs from motor vehicles beginning with the 2012 model year.  The EPA has asserted that these final motor vehicle GHG emission standards trigger Clean Air Act construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards take effect on January 2, 2011.  On June 3, 2010, the EPA published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs.  This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting.  It is widely expected that facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to “best available control technology” standards for GHG that have yet to be developed.  In addition, in April 2010, the EPA proposed to expand its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities.  If the proposed rule is finalized as proposed, reporting of GHG emissions from such facilities would be required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011.

In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and more than one-third of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs.  Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved.  The adoption of any legislation or regulations that limits emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations and could adversely affect demand for the oil and natural gas that we produce.  Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have in adverse effect on our assets and operations.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

The U.S. Congress is considering legislation that would amend the federal Safe Drinking Water Act by repealing an exemption for the underground injection of hydraulic fracturing fluids near drinking water sources.  Hydraulic fracturing is an important and commonly used process for the completion of natural gas, and to a lesser extent, oil wells in shale formations, and involves the pressurized injection of water, sand and chemicals into rock formations to stimulate natural gas production.  Sponsors of the legislation have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies.  If enacted, the legislation could result in additional regulatory burdens such as permitting, construction, financial assurance, monitoring, recordkeeping, and plugging and abandonment requirements.  The legislation also proposes requiring the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities, who would then make such information publicly available.  The availability of this information could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.  In addition, various state and local governments are considering increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, and temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas such as watersheds.  The adoption of any federal or state legislation or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

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

In February 2010, President Obama’s Administration released its proposed federal budget for fiscal year 2011 that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax preferences currently available to oil and gas exploration and production companies.  Such changes include, but are not limited to:

•	the repeal of the percentage depletion allowance for oil and gas properties;
•	the elimination of current deductions for intangible drilling and development costs;
•	the elimination of the deduction for certain U.S. production activities; and
•	an extension of the amortization period for certain geological and geophysical expenditures.

It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective.  The passage of any legislation containing these or similar changes in U.S. federal income tax law could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such changes could negatively affect our financial condition and results of operations.

In connection with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act, new regulations forthcoming in this area may result in increased costs and cash collateral requirements for the types of oil and gas derivative instruments we use to manage our risks related to oil and gas commodity price volatility.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted into law.  This financial reform legislation includes provisions that require over-the-counter derivative transactions to be executed through an exchange or centrally cleared.  In addition, the legislation provides an exemption from mandatory clearing requirements based on regulations to be developed by the Commodity Futures Trading Commission, or CFTC, and the SEC for transactions by non-financial institutions to hedge or mitigate commercial risk.  At the same time, the legislation includes provisions under which the CFTC may impose collateral requirements for transactions, including those that are used to hedge commercial risk.  However, during drafting of the legislation, members of Congress adopted report language and issued a public letter stating that it was not their intention to impose margin and collateral requirements on counterparties that utilize transactions to hedge commercial risk.  Final rules on major provisions in the legislation, like new margin requirements, will be established through rulemakings and will not take effect until 12 months after the date of enactment.  Although we cannot predict the ultimate outcome of these rulemakings, new regulations in this area may result in increased costs and cash collateral requirements for the types of oil and gas derivative instruments we use to hedge and otherwise manage our financial risks related to volatility in oil and gas commodity prices.

Item 5.	Other Information

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.  On October 26, 2010, Whiting filed a Certificate of Decrease with the Secretary of State of the State of Delaware decreasing the number of authorized shares of its 6.25% convertible perpetual preferred stock (the “Preferred Stock”) by a total of 3,277,500.  The shares of Preferred Stock were acquired by Whiting as a result of an exchange offer that closed in September 2010 to exchange 7,549,010 shares of its common stock and approximately $47.5 million for the 3,277,500 shares of Preferred Stock.  Upon the filing of the Certificate of Decrease, such shares of Preferred Stock reverted back to authorized but unissued shares of preferred stock and, after such decrease, 172,500 shares of Preferred Stock remained authorized.  The Certificate of Decrease is filed herewith as Exhibit 3.1 and incorporated herein by reference.

On October 26, 2010, Whiting filed a Restated Certificate of Incorporation, which incorporated all amendments made to Whiting’s Amended and Restated Certificate of Incorporation.  The Restated Certificate of Incorporation is filed herewith as Exhibit 3.2 and incorporated herein by reference.

Item 6.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 29th day of October, 2010.

WHITING PETROLEUM CORPORATION

By	/s/ James J. Volker
James J. Volker
Chairman, President and Chief Executive Officer

By	/s/ Michael J. Stevens
Michael J. Stevens
Vice President and Chief Financial Officer

By	/s/ Brent P. Jensen
Brent P. Jensen
Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(3.1)	Certificate of Decrease of Whiting Petroleum Corporation.
(3.2)	Restated Certificate of Incorporation of Whiting Petroleum Corporation.
(4.1)
Fifth Amended and Restated Credit Agreement, dated as of October 15, 2010, among Whiting Petroleum Corporation, Whiting Oil and Gas Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various other agents party thereto [Incorporated by reference to Exhibit 4 to Whiting Petroleum Corporation’s Current Report on Form 8-K dated October 15, 2010 (File No. 001-31899)].

(4.2)
Second Supplemental Indenture, dated September 24, 2010, among Whiting Petroleum Corporation, Whiting Oil and Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating the 6.5% Senior Subordinated Notes due 2018 [Incorporated by reference to Exhibit 4.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K dated September 21, 2010 (File No. 001-31899)].

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
(101)
The following materials from Whiting Petroleum Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Income for Three and Nine Months Ended September 30, 2010 and 2009, (iii) the Consolidated Statements of Cash Flow for the Nine Months Ended September 30, 2010 and 2009, (iv) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Nine Months Ended September 30, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.