Form 10-K/A
period 2010-12-31
WHITING PETROLEUM CORP
filed 2011-03-03
CIK 1255474

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

EXPLANATORY NOTE

Whiting Petroleum Corporation (the “Registrant”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”) solely for the purpose of filing a revised Exhibit 99.2 to the Form 10-K to include a page that was inadvertently excluded that contained the professional qualifications of Robert D. Ravnaas, P.E. of Cawley, Gillespie & Associates, Inc., the Registrant’s independent petroleum engineers.  Other than this change, there has been no other change to Exhibit 99.2.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of March, 2011.

WHITING PETROLEUM CORPORATION

By	/s/ James J. Volker
James J. Volker
Chairman and Chief Executive Officer

2

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

 3