Form 10-Q
period 2012-03-31
WHITING PETROLEUM CORP
filed 2012-04-27
CIK 1255474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Number of shares of the registrant’s common stock outstanding at April 15, 2012:  117,617,777 shares.

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

“EBITDAX” Earnings before interest, income taxes, depreciation, depletion, amortization and exploration expense.

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

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

WHITING PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$9,825	$15,811
Accounts receivable trade, net	293,863	262,515
Prepaid expenses and other	24,691	20,377
Total current assets	328,379	298,703
Property and equipment:
Oil and gas properties, successful efforts method:
Proved properties	7,335,250	7,221,550
Unproved properties	372,473	354,774
Other property and equipment	148,524	150,933
Total property and equipment	7,856,247	7,727,257
Less accumulated depreciation, depletion and amortization	(2,070,259)	(2,088,517)
Total property and equipment, net	5,785,988	5,638,740
Debt issuance costs	31,504	33,306
Other long-term assets	73,784	74,860
TOTAL ASSETS	$6,219,655	$6,045,609

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable trade	$93,969	$56,673
Accrued capital expenditures	121,969	142,827
Accrued liabilities and other	169,915	157,214
Revenues and royalties payable	119,567	103,894
Taxes payable	36,113	31,195
Derivative liabilities	87,960	73,647
Deferred income taxes	4,855	1,584
Total current liabilities	634,348	567,034
Long-term debt	1,240,000	1,380,000
Deferred income taxes	877,530	823,643
Derivative liabilities	43,646	47,763
Production Participation Plan liability	81,594	80,659
Asset retirement obligations	54,988	61,984
Deferred gain on sale	135,971	29,619
Other long-term liabilities	26,396	25,776
Total liabilities	3,094,473	3,016,478
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 6.25% convertible perpetual preferred stock, 172,391 shares issued and outstanding as of March 31, 2012 and December 31, 2011, aggregate liquidation preference of $17,239,100 at March 31, 2012	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 118,565,350 issued and 117,617,777 outstanding as of March 31, 2012, 118,105,279 issued and 117,380,884 outstanding as of December 31, 2011	119	118
Additional paid-in capital	1,552,808	1,554,223
Accumulated other comprehensive income (loss)	(472)	240
Retained earnings	1,564,477	1,466,276
Total Whiting shareholders’ equity	3,116,932	3,020,857
Noncontrolling interest	8,250	8,274
Total equity	3,125,182	3,029,131
TOTAL LIABILITIES AND EQUITY	$6,219,655	$6,045,609

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
REVENUES AND OTHER INCOME:
Oil and natural gas sales	$558,697	$425,683
Gain on hedging activities	1,127	3,063
Amortization of deferred gain on sale	3,753	3,367
Interest income and other	129	108
Total revenues and other income	563,706	432,221
COSTS AND EXPENSES:
Lease operating	94,790	71,522
Production taxes	44,611	31,644
Depreciation, depletion and amortization	156,120	107,728
Exploration and impairment	27,578	22,237
General and administrative	34,368	18,413
Interest expense	18,456	14,458
Change in Production Participation Plan liability	935	(443)
Commodity derivative loss, net	29,403	134,438
Total costs and expenses	406,261	399,997
INCOME BEFORE INCOME TAXES	157,445	32,224
INCOME TAX EXPENSE:
Current	1,426	2,050
Deferred	57,573	10,760
Total income tax expense	58,999	12,810
NET INCOME	98,446	19,414
Net loss attributable to noncontrolling interest	24	-
NET INCOME AVAILABLE TO SHAREHOLDERS	98,470	19,414
Preferred stock dividends	(269)	(270)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$98,201	$19,144
EARNINGS PER COMMON SHARE:
Basic	$0.84	$0.16
Diluted	$0.83	$0.16
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	117,517	117,243
Diluted	118,896	117,834

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011

NET INCOME	$98,446	$19,414
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
OCI amortization on de-designated hedges(1)	(712)	(1,934)
Total other comprehensive loss, net of tax	(712)	(1,934)
COMPREHENSIVE INCOME	97,734	17,480
Comprehensive loss attributable to noncontrolling interest	24	-
COMPREHENSIVE INCOME ATTRIBUTABLE TO WHITING	$97,758	$17,480

(1) Presented net of income tax expense of $415 and $1,130 for the three months ended March 31, 2012 and 2011, respectively.

WHITING PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,446	$19,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	156,120	107,728
Deferred income tax expense	57,573	10,760
Amortization of debt issuance costs and debt discount	2,340	2,127
Stock-based compensation	4,243	3,164
Amortization of deferred gain on sale	(3,753)	(3,367)
Undeveloped leasehold and oil and gas property impairments	17,834	7,638
Exploratory dry hole costs	251	2,902
Change in Production Participation Plan liability	935	(443)
Unrealized loss on derivative contracts	14,546	123,545
Other non-current	(5,853)	(815)
Changes in current assets and liabilities:
Accounts receivable trade	(31,348)	(44,303)
Prepaid expenses and other	(5,431)	(7,861)
Accounts payable trade and accrued liabilities	26,498	3,708
Revenues and royalties payable	15,673	(6,534)
Taxes payable	4,918	(3,608)
Net cash provided by operating activities	352,992	214,055
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquisition capital expenditures	(46,738)	(91,525)
Drilling and development capital expenditures	(492,810)	(284,752)
Proceeds from sale of oil and gas properties	2,922	21
Issuance of note receivable	-	(25,000)
Net proceeds from sale of 18,400,000 units in Whiting USA Trust II	323,574	-
Net cash used in investing activities	(213,052)	(401,256)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from noncontrolling interest	-	2,500
Preferred stock dividends paid	(269)	(270)
Long-term borrowings under credit agreement	520,000	470,000
Repayments of long-term borrowings under credit agreement	(660,000)	(290,000)
Debt issuance costs	-	(11)
Restricted stock used for tax withholdings	(5,657)	(8,944)
Net cash provided by (used in) financing activities	(145,926)	173,275
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,986)	(13,926)
CASH AND CASH EQUIVALENTS:
Beginning of period	15,811	18,952
End of period	$9,825	$5,026

See notes to consolidated financial statements.		(Continued)

WHITING PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
NONCASH INVESTING ACTIVITIES:
Accrued capital expenditures	$121,969	$97,274

NONCASH FINANCING ACTIVITIES:
Contributions from noncontrolling interest	$-	$5,833

See notes to consolidated financial statements.		(Concluded)

WHITING PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-	Accumulated Other Comprehensive	Retained	Total Whiting Shareholders’	Noncontrolling
	Shares	Amount	Shares	Amount	in Capital	Income (Loss)	Earnings	Equity	Interests	Total Equity
BALANCES-January 1, 2011	173	$-	117,968	$59	$1,549,822	$5,768	$975,666	$2,531,315	$-	$2,531,315
Net income	-	-	-	-	-	-	19,414	19,414	-	19,414
OCI amortization on de-designated hedges, net of taxes of $1,130	-	-	-	-	-	(1,934)	-	(1,934)	-	(1,934)
Conversion of preferred stock to common	(1)	-	1	-	-	-	-	-	-	-
Two-for-one stock split	-	-	-	59	(59)	-	-	-	-	-
Contributions from noncontrolling interest	-	-	-	-	-	-	-	-	8,333	8,333
Restricted stock issued	-	-	293	-	-	-	-	-	-	-
Restricted stock forfeited	-	-	(3)	-	-	-	-	-	-	-
Restricted stock used for tax withholdings	-	-	(147)	-	(8,944)	-	-	(8,944)	-	(8,944)
Stock-based compensation	-	-	-	-	3,164	-	-	3,164	-	3,164
Preferred dividends paid	-	-	-	-	-	-	(270)	(270)	-	(270)
BALANCES-March 31, 2011	172	$-	118,112	$118	$1,543,983	$3,834	$994,810	$2,542,745	$8,333	$2,551,078

BALANCES-January 1, 2012	172	$-	118,105	$118	$1,554,223	$240	$1,466,276	$3,020,857	$8,274	$3,029,131
Net income	-	-	-	-	-	-	98,470	98,470	(24)	98,446
OCI amortization on de-designated hedges, net of taxes of $415	-	-	-	-	-	(712)	-	(712)	-	(712)
Restricted stock issued	-	-	569	1	(1)	-	-	-	-	-
Restricted stock forfeited	-	-	(3)	-	-	-	-	-	-	-
Restricted stock used for tax withholdings	-	-	(106)	-	(5,657)	-	-	(5,657)	-	(5,657)
Stock-based compensation	-	-	-	-	4,243	-	-	4,243	-	4,243
Preferred dividends paid	-	-	-	-	-	-	(269)	(269)	-	(269)
BALANCES-March 31, 2012	172	$-	118,565	$119	$1,552,808	$(472)	$1,564,477	$3,116,932	$8,250	$3,125,182

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

Description of Operations—Whiting Petroleum Corporation, a Delaware corporation, is an independent oil and gas company that explores for, develops, acquires and produces crude oil, natural gas and natural gas liquids primarily in the Rocky Mountains, Permian Basin, Mid-Continent, Michigan and Gulf Coast regions of the United States.  Unless otherwise specified or the context otherwise requires, all references in these notes to “Whiting” or the “Company” are to Whiting Petroleum Corporation and its consolidated subsidiaries.

Consolidated Financial Statements—The unaudited consolidated financial statements include the accounts of Whiting Petroleum Corporation, its consolidated subsidiaries and Whiting’s pro rata share of the accounts of Whiting USA Trust I (“Trust I”) pursuant to Whiting’s 15.8% ownership interest.  Investments in entities which give Whiting significant influence, but not control, over the investee are accounted for using the equity method.  Under the equity method, investments are stated at cost plus the Company’s equity in undistributed earnings and losses.  All intercompany balances and transactions have been eliminated upon consolidation.  These financial statements have been prepared in accordance with GAAP for interim financial reporting.  In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s interim results.  However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  Whiting’s 2011 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.  Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in Whiting’s 2011 Annual Report on Form 10-K.

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

2012 Acquisitions

On March 22, 2012, the Company completed the acquisition of approximately 13,300 net undeveloped acres in the Missouri Breaks prospect in Richland County, Montana for $33.3 million.

2012 Divestitures

On March 28, 2012, the Company completed an initial public offering of units of beneficial interest in Whiting USA Trust II (“Trust II”), selling 18,400,000 Trust II units at $20.00 per unit, providing net proceeds of $323.6 million after underwriters’ fees, offering expenses and post-close adjustments.  The Company used the net offering proceeds to repay a portion of the debt outstanding under its credit agreement.  The net proceeds from the sale of Trust II units to the public resulted in a deferred gain on sale of $129.5 million.  Immediately prior to the closing of the offering, Whiting conveyed a term net profits interest in certain of its oil and gas properties to Trust II in exchange for 18,400,000 trust units.

The net profits interest entitles Trust II to receive 90% of the net proceeds from the sale of oil and natural gas production from the underlying properties.  The net profits interest will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold.  This is the equivalent of 10.61 MMBOE in respect of Trust II’s right to receive 90% of the net proceeds from such reserves pursuant to the net profits interest.  The conveyance of the net profits interest to Trust II consisted entirely of proved reserves of 10.61 MMBOE as of the January 1, 2012 effective date, representing 3% of Whiting’s proved reserves as of December 31, 2011 and 5% (or 4.5 MBOE/d) of its March 2012 average daily net production.

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

On February 15, 2011, the Company completed the acquisition of 6,000 net undeveloped acres and additional working interests in the Pronghorn field in the Billings and Stark counties of North Dakota, for an aggregate purchase price of $40.0 million.

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

3.	LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Credit agreement	$640,000	$780,000
6.5% Senior Subordinated Notes due 2018	350,000	350,000
7% Senior Subordinated Notes due 2014	250,000	250,000
Total debt	$1,240,000	$1,380,000

Credit Agreement—Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), the Company’s wholly-owned subsidiary, has a credit agreement with a syndicate of banks.  As of March 31, 2012, this credit facility had a borrowing base of $1.5 billion with $858.6 million of available borrowing capacity, which is net of $640.0 million in borrowings and $1.4 million in letters of credit outstanding.  The credit agreement provides for interest only payments until April 2016, when the agreement expires and all outstanding borrowings are due.

The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of the Company’s proved reserves that have been mortgaged to its lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  A portion of the revolving credit facility in an aggregate amount not to exceed $50.0 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.  As of March 31, 2012, $48.6 million was available for additional letters of credit under the agreement.

Interest accrues at the Company’s option at either (i) a base rate for a base rate loan plus the margin in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.50% or an adjusted LIBOR rate plus 1.00%, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus the margin in the table below.  Additionally, the Company also incurs commitment fees as set forth in the table below on the unused portion of the lesser of the aggregate commitments of the lenders or the borrowing base, and are included as a component of interest expense.  At March 31, 2012, the weighted average interest rate on the outstanding principal balance under the credit agreement was 2.1%.

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

The credit agreement contains restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  Except for limited exceptions, which include the payment of dividends on the Company’s 6.25% convertible perpetual preferred stock, the credit agreement also restricts our ability to make any dividend payments or distributions on its common stock.  These restrictions apply to all of the net assets of Whiting Oil and Gas.  As of March 31, 2012, total restricted net assets were $2,961.0 million, and the amount of retained earnings free from restrictions was $17.8 million.  The credit agreement requires the Company, as of the last day of any quarter, (i) to not exceed a total debt to the last four quarters’ EBITDAX ratio (as defined in the credit agreement) of 4.25 to 1.0 for quarters ending prior to and on December 31, 2012 and 4.0 to 1.0 for quarters ending March 31, 2013 and thereafter and (ii) to have a consolidated current assets to consolidated current liabilities ratio (as defined in the credit agreement and which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0.  The Company was in compliance with its covenants under the credit agreement as of March 31, 2012.

The obligations of Whiting Oil and Gas under the amended credit agreement are secured by a first lien on substantially all of Whiting Oil and Gas’ properties included in the borrowing base for the credit agreement.  The Company has guaranteed the obligations of Whiting Oil and Gas under the credit agreement and has pledged the stock of Whiting Oil and Gas as security for its guarantee.

Senior Subordinated Notes—In October 2005, the Company issued at par $250.0 million of 7% Senior Subordinated Notes due February 2014.  The estimated fair value of these notes was $266.9 million as of March 31, 2012, based on quoted market prices for these same debt securities, and such fair value is therefore designated as Level 1 within the valuation hierarchy.

In September 2010, the Company issued at par $350.0 million of 6.5% Senior Subordinated Notes due October 2018.  The estimated fair value of these notes was $372.3 million as of March 31, 2012, based on quoted market prices for these same debt securities, and such fair value is therefore designated as Level 1 within the valuation hierarchy.

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

The Company’s asset retirement obligations represent the estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration (including removal of certain onshore and offshore facilities in California) in accordance with applicable local, state and federal laws.  The Company follows FASB ASC Topic 410, Asset Retirement and Environmental Obligations, to determine its asset retirement obligation amounts by calculating the present value of the estimated future cash outflows associated with its plug and abandonment obligations.  The current portions at March 31, 2012 and December 31, 2011 were $11.8 million and $7.7 million, respectively, and are included in accrued liabilities and other.  Revisions to the liability could occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.  The following table provides a reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2012 (in thousands):

Asset retirement obligation at January 1, 2012	$69,721
Additional liability incurred	1,342
Revisions in estimated cash flows	(3,195)
Accretion expense	1,907
Obligations on sold properties	(4)
Liabilities settled	(2,983)
Asset retirement obligation at March 31, 2012	$66,788

5.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Whiting Derivatives.  The table below details the Company’s costless collar derivatives, including its proportionate share of Trust I and Trust II derivatives, entered into to hedge forecasted crude oil and natural gas production revenues, as of April 1, 2012.

	Whiting Petroleum Corporation
	Contracted Volumes		Weighted Average NYMEX Price Collar Ranges
Period	Crude Oil (Bbl)	Natural Gas (Mcf)	Crude Oil (per Bbl)	Natural Gas (per Mcf)
Apr – Dec 2012	8,895,860	283,858	$66.71 - $108.62	$6.32 - $13.82
Jan – Dec 2013	3,143,700	-	$48.20 - $ 90.45	n/a
Jan – Dec 2014	49,290	-	$80.00 - $122.50	n/a
Total	12,088,850	283,858

Derivatives Conveyed to Whiting USA Trust I.  In connection with the Company’s conveyance in April 2008 of a term net profits interest to Trust I and related sale of 11,677,500 Trust I units to the public, the right to any future hedge payments made or received by Whiting on certain of its derivative contracts have been conveyed to Trust I, and therefore such payments will be included in Trust I’s calculation of net proceeds.  Under the terms of the aforementioned conveyance, Whiting retains 10% of the net proceeds from the underlying properties.  Whiting’s retention of 10% of these net proceeds, combined with its ownership of 2,186,389 Trust I units, results in third-party public holders of Trust I units receiving 75.8%, and Whiting retaining 24.2%, of the future economic results of commodity derivative contracts conveyed to Trust I.  The relative ownership of the future economic results of such commodity derivatives is reflected in the tables below.  No additional hedges are allowed to be placed on Trust I assets.

The 24.2% portion of Trust I derivatives that Whiting has retained the economic rights to (and which are also included in the table above) are as follows:

	Whiting Petroleum Corporation
	Contracted Volumes		Weighted Average NYMEX Price Collar Ranges
Period	Crude Oil (Bbl)	Natural Gas (Mcf)	Crude Oil (per Bbl)	Natural Gas (per Mcf)
Apr – Dec 2012	77,930	283,858	$74.00 - $141.87	$6.32 - $13.82

The 75.8% portion of Trust I derivative contracts of which Whiting has transferred the economic rights to third-party public holders of Trust I units (and which have not been reflected in the above tables) are as follows:

	Third-party Public Holders of Trust I Units
	Contracted Volumes		Weighted Average NYMEX Price Collar Ranges
Period	Crude Oil (Bbl)	Natural Gas (Mcf)	Crude Oil (per Bbl)	Natural Gas (per Mcf)
Apr – Dec 2012	244,096	889,109	$74.00 - $141.87	$6.32 - $13.82

Derivatives Conveyed to Whiting USA Trust II.  In connection with the Company’s conveyance in March 2012 of a term net profits interest to Trust II and related sale of 18,400,000 Trust II units to the public, the right to any future hedge payments made or received by Whiting on certain of its derivative contracts have been conveyed to Trust II, and therefore such payments will be included in Trust II’s calculation of net proceeds.  Under the terms of the aforementioned conveyance, Whiting retains 10% of the net proceeds from the underlying properties, which results in third-party public holders of Trust II units receiving 90%, and Whiting retaining 10%, of the future economic results of commodity derivative contracts conveyed to Trust II.  The relative ownership of the future economic results of such commodity derivatives is reflected in the tables below.  No additional hedges are allowed to be placed on Trust II assets.

The 10% portion of Trust II derivatives that Whiting has retained the economic rights to (and which are also included in the first derivative table above) are as follows:

	Whiting Petroleum Corporation
	Contracted Crude Oil Volumes (Bbl)	Weighted Average NYMEX Price Collar Ranges for Crude Oil (per Bbl)
Apr – Dec 2012	42,930	$80.00 - $122.50
Jan – Dec 2013	53,700	$80.00 - $122.50
Jan – Dec 2014	49,290	$80.00 - $122.50
	145,920

The 90% portion of Trust II derivative contracts of which Whiting has transferred the economic rights to third-party public holders of Trust II units (and which have not been reflected in the above tables) are as follows:

	Third-party Public Holders of Trust II Units
	Contracted Crude Oil Volumes (Bbl)	Weighted Average NYMEX Price Collar Ranges for Crude Oil (per Bbl)
Apr – Dec 2012	386,370	$80.00 - $122.50
Jan – Dec 2013	483,300	$80.00 - $122.50
Jan – Dec 2014	443,610	$80.00 - $122.50
	1,313,280

Embedded Commodity Derivative Contracts—As of March 31, 2012, Whiting had entered into certain contracts for oil field goods or services, whereby the price adjustment clauses for such goods or services are linked to changes in NYMEX crude oil prices.  The Company has determined that the portions of these contracts linked to NYMEX oil prices are not clearly and closely related to the host contracts, and the Company has therefore bifurcated these embedded pricing features from their host contracts and reflected them at fair value in the consolidated financial statements.

Drilling Rig Contracts.  As of March 31, 2012, Whiting had entered into two contracts with drilling rig companies, whereby the rig day rates included price adjustment clauses that are linked to changes in NYMEX crude oil prices.  These drilling rig contracts have termination dates of March 2014 and September 2014.  The price adjustment formulas in the rig contracts stipulate that with every $10 increase or decrease in the price of NYMEX crude, the cost of drilling rig day rates to the Company will likewise increase or decrease by specific dollar amounts as set forth in each of the individual contracts.  As of March 31, 2012, the aggregate estimated fair value of the embedded derivatives in these drilling rig contracts was a liability of $0.8 million.

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

CO2 Purchase Contract.  In May 2011, Whiting entered into a long-term contract to purchase CO2 from 2015 through 2029 for use in its enhanced oil recovery project that is being carried out at its North Ward Estes field in Texas.  The price per Mcf of CO2 purchased under this agreement increases or decreases as the average price of NYMEX crude oil likewise increases or decreases.  As of March 31, 2012, the estimated fair value of the embedded derivative in this CO2 purchase contract was an asset of $8.9 million.

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

Derivative Instrument Reporting—All derivative instruments are recorded on the consolidated balance sheet at fair value, other than derivative instruments that meet the “normal purchase normal sale” exclusion.  The following tables summarize the location and fair value amounts of all derivative instruments in the consolidated balance sheets (in thousands):

		Fair Value
Not Designated as ASC 815 Hedges	Balance Sheet Classification	March 31, 2012	December 31, 2011
Derivative assets:
Commodity contracts	Prepaid expenses and other	$4,850	$5,719
Embedded commodity contracts	Prepaid expenses and other	-	240
Commodity contracts	Other long-term assets	242	-
Embedded commodity contracts	Other long-term assets	8,866	13,347
Total derivative assets		$13,958	$19,306
Derivative liabilities:
Commodity contracts	Current derivative liabilities	$87,517	$73,647
Embedded commodity contracts	Current derivative liabilities	443	-
Commodity contracts	Non-current derivative liabilities	43,243	47,763
Embedded commodity contracts	Non-current derivative liabilities	403	-
Total derivative liabilities		$131,606	$121,410

The following tables summarize the effects of commodity derivatives instruments on the consolidated statements of income for the three months ended March 31, 2012 and 2011 (in thousands):

		Gain Reclassified from OCI into Income (Effective Portion)
ASC 815 Cash Flow		Three Months Ended March 31,
Hedging Relationships	Income Statement Classification	2012	2011
Commodity contracts	Gain on hedging activities	$1,127	$3,063

		Loss Recognized in Income
Not Designated as		Three Months Ended March 31,
ASC 815 Hedges	Income Statement Classification	2012	2011
Commodity contracts	Commodity derivative loss, net	$23,837	$131,357
Embedded commodity contracts	Commodity derivative loss, net	5,566	3,081
Total		$29,403	$134,438

Contingent Features in Derivative Instruments.  None of the Company’s derivative instruments contain credit-risk-related contingent features.  Counterparties to the Company’s derivative contracts are high credit-quality financial institutions that are current or former lenders under Whiting’s credit agreement.  At the time Whiting enters into derivative contracts, the Company uses only credit agreement participants to hedge with, since these institutions are secured equally with the holders of Whiting’s bank debt, which eliminates the potential need to post collateral when Whiting is in a derivative liability position.  As a result, the Company is not required to post letters of credit or corporate guarantees for its derivative counterparties in order to secure contract performance obligations.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value March 31, 2012
Financial Assets
Commodity derivatives – current	$-	$4,850	$-	$4,850
Commodity derivatives – non-current	-	242	-	242
Embedded commodity derivatives – non-current	-	-	8,866	8,866
Total financial assets	$-	$5,092	$8,866	$13,958
Financial Liabilities
Commodity derivatives – current	$-	$87,517	$-	$87,517
Embedded commodity derivatives – current		443	-	443
Commodity derivatives – non-current	-	43,243	-	43,243
Embedded commodity derivatives – non-current		403	-	403
Total financial liabilities	$-	$131,606	$-	$131,606

	Level 1	Level 2	Level 3	Total Fair Value December 31, 2011
Financial Assets
Commodity derivatives – current	$-	$5,719	$-	$5,719
Embedded commodity derivatives – current	-	240	-	240
Embedded commodity derivatives – non-current	-	367	12,980	13,347
Total financial assets	$-	$6,326	$12,980	$19,306
Financial Liabilities
Commodity derivatives – current	$-	$73,647	$-	$73,647
Commodity derivatives – non-current	-	47,763	-	47,763
Total financial liabilities	$-	$121,410	$-	$121,410

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above:

Commodity Derivatives.  Commodity derivative instruments consist primarily of costless collars for crude oil and natural gas.  The Company’s costless collars are valued based on an income approach.  These option models consider various assumptions, including quoted forward prices for commodities, time value and volatility factors.  These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy.  The discount rates used in the fair values of these instruments include a measure of either the Company’s or the counterparty’s nonperformance risk, as appropriate.  The Company utilizes counterparties’ valuations to assess the reasonableness of its own valuations.

Embedded Commodity Derivatives.  Embedded commodity derivatives relate to long-term drilling rig contracts as well as a long-term CO2 purchase contract, which all have price adjustment clauses that are linked to changes in NYMEX crude oil prices.  Whiting has determined that the portions of these contracts linked to NYMEX oil prices are not clearly and closely related to the host drilling contracts, and the Company has therefore bifurcated these embedded pricing features from their host contracts and reflected them at fair value in its consolidated financial statements.  These embedded commodity derivatives are valued based on an income approach.  These option models consider various assumptions, including quoted forward prices for commodities, LIBOR discount rates and either the Company’s or the counterparty’s nonperformance risk, as appropriate.

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

Level 3 Fair Value Measurements. A third party valuation specialist is utilized to determine the fair value of the embedded commodity derivative instrument designated as Level 3.  The Company reviews these valuations (including the related model inputs and assumptions) and analyzes changes in fair value measurements between periods.  The Company corroborates such inputs, calculations and fair value changes using various methodologies.

The following table presents a reconciliation of changes in the fair value of financial assets (liabilities) designated as Level 3 in the valuation hierarchy for the three months ended March 31, 2012 (in thousands):

Three Months Ended
March 31, 2012(2)
Fair value asset, beginning of period	$12,980
Unrealized gains (losses) on embedded commodity derivative contracts included in earnings(1)	(4,114)
Transfers into (out of) Level 3	-
Fair value asset, end of period	$8,866
_____________________
(1)	Included in commodity derivative loss, net in the consolidated statements of income.
(2)	There were no recurring fair value measurements designated as Level 3 during the three months ended March 31, 2011.

Quantitative Information About Level 3 Fair Value Measurements.  The significant unobservable inputs used in the fair value measurement of the Company’s embedded commodity derivative contract designated as Level 3 are as follows:

	Fair Value at March 31, 2012 (in thousands)	Valuation Technique	Unobservable Input	Range (per Bbl)
Embedded commodity derivative	$8,866	Option model	Future prices of NYMEX crude oil after December 31, 2017	$93.81 - $122.98

Sensitivity To Changes In Significant Unobservable Inputs.  As presented in the table above, the significant unobservable inputs used in the fair value measurement of Whiting’s embedded commodity derivative within its CO2 purchase contract are the future prices of NYMEX crude oil from 2018 to 2029.  Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly lower (higher) fair value asset measurement.

Nonrecurring Fair Value Measurements.  The Company applies the provisions of the fair value measurement standard to its nonrecurring, non-financial measurements.  These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  The Company did not recognize any nonrecurring fair value adjustments during the 2012 or 2011 reporting periods presented.

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

Payments of 100% of the year’s Plan interests to employees and the vested percentages of former employees in the year’s Plan interests are made annually in cash after year-end.  Accrued compensation expense under the Plan for the three months ended March 31, 2012 and 2011 amounted to $18.9 million and $8.0 million, respectively, charged to general and administrative expense and $2.0 million and $0.9 million, respectively, charged to exploration expense.

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

The Company uses average historical prices to estimate the vested long-term Production Participation Plan liability.  At March 31, 2012, the Company used three-year average historical NYMEX prices of $82.50 for crude oil and $4.01 for natural gas to estimate this liability.  If the Company were to terminate the Plan or upon a change in control of the Company (as defined in the Plan), all employees fully vest and the Company would distribute to each Plan participant an amount, based upon the valuation method set forth in the Plan, in a lump sum payment twelve months after the date of termination or within one month after a change in control event.  Based on current strip prices at March 31, 2012, if the Company elected to terminate the Plan or if a change of control event occurred, it is estimated that the fully vested lump sum cash payment to employees would approximate $167.6 million.  This amount includes $15.0 million attributable to proved undeveloped oil and gas properties and $20.9 million relating to the short-term portion of the Plan liability, which has been accrued as a current payable to be paid in February 2013.  The ultimate sharing contribution for proved undeveloped oil and gas properties will be awarded in the year of Plan termination or change of control.  However, the Company has no intention to terminate the Plan.

The following table presents changes in the Plan’s estimated long-term liability (in thousands):

Long-term Production Participation Plan liability at January 1	$80,659
Change in liability for accretion, vesting, changes in estimates and new Plan year activity	21,815
Cash payments accrued as compensation expense and reflected as a current payable	(20,880)
Long-term Production Participation Plan liability at March 31	$81,594

8.	SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

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

6.25% Convertible Perpetual Preferred Stock—In June 2009, the Company completed a public offering of 6.25% convertible perpetual preferred stock (“preferred stock”), selling 3,450,000 shares at a price of $100.00 per share.  As of March 31, 2012, however, only 172,391 shares of preferred stock remained outstanding.

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

Equity Incentive Plan—The Company maintains the Whiting Petroleum Corporation 2003 Equity Incentive Plan (the “Equity Plan”), pursuant to which 2,978,323 shares of the Company’s common stock have been reserved for issuance.  No employee or officer participant may be granted options for more than 600,000 shares of common stock, stock appreciation rights relating to more than 600,000 shares of common stock, or more than 300,000 shares of restricted stock during any calendar year.  As of March 31, 2012, 1,066,089 shares of common stock remained available for grant under the Plan.

For the three months ended March 31, 2012 and 2011, total stock compensation expense recognized for restricted share awards and stock options was $4.2 million and $3.2 million, respectively.

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

In January 2012 and 2011, 444,501 shares and 201,420 shares, respectively, of restricted stock, subject to certain market-based vesting criteria in addition to the standard three-year service condition, were granted to executive officers under the Equity Plan.  Vesting each year is subject to the condition that Whiting’s stock price increases by a greater percentage, or decreases by a lesser percentage, than the average percentage increase or decrease, respectively, of the stock prices of a peer group of companies.  The market-based conditions must be met in order for the stock awards to vest, and it is therefore possible that no shares could vest in one or more of the three-year vesting periods.  However, the Company recognizes compensation expense for awards subject to market conditions regardless of whether it becomes probable that these conditions will be achieved or not, and compensation expense is not reversed if vesting does not actually occur.

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

	2012	2011
Number of simulations	65,000	65,000
Expected volatility	51.9%	75.8%
Risk-free rate	0.35%	1.00%

The grant date fair value of the market-based restricted stock as determined by the Monte Carlo valuation model was $29.45 per share in January 2012 and $42.20 per share in January 2011.

The following table shows a summary of the Company’s nonvested restricted stock as of March 31, 2012 as well as activity during the three months then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards nonvested, January 1, 2012	724,395	$29.88
Granted	568,661	34.20
Vested	(342,556)	16.92
Forfeited	(2,927)	51.59
Restricted stock awards nonvested, March 31, 2012	947,573	$37.09

As of March 31, 2012, there was $22.5 million of total unrecognized compensation cost related to unvested restricted stock granted under the stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.6 years.

Stock Options.  In January 2012 and 2011, 45,358 stock options and 80,820 stock options, respectively, were granted under the Equity Plan to certain executive officers of the Company with exercise prices equal to the closing market price of the Company’s common stock on the grant date.  These stock options vest ratably over a three-year service period from the grant date and are exercisable immediately upon vesting through the tenth anniversary of the grant date.

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

	2012	2011
Risk-free interest rate	1.19%	2.47%
Expected volatility	61.4%	59.3%
Expected term	6.0 yrs.	6.0 yrs.
Dividend yield	-	-

The grant date fair value of the stock options awarded, as determined by the Black-Scholes valuation model, was $28.88 per share in January 2012 and $34.15 per share in January 2011.

The following table shows a summary of the Company’s stock options outstanding as of March 31, 2012 as well as activity during the three months then ended (aggregate intrinsic value presented in thousands):

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Options outstanding at January 1, 2012	377,336	$26.09
Granted	45,358	51.22
Exercised	-	-	$-
Forfeited or expired	-	-
Options outstanding at March 31, 2012	422,694	$28.79	$11,265.2	7.7
Options vested and expected to vest at March 31, 2012	422,694	$28.79	$11,265.2	7.7
Options exercisable at March 31, 2012	305,022	$19.56	$10,757.0	7.2

Unrecognized compensation cost as of March 31, 2012 related to unvested stock option awards was $2.2 million, which is expected to be recognized over a period of 2.3 years.

Noncontrolling Interest—The noncontrolling interest represents an unrelated third party’s 25% ownership interest in SWR.  The table below summarizes the activity for the equity attributable to the noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance at January 1	$8,274	$-
Contributions from noncontrolling interest	-	8,333
Net income (loss)	(24)	-
Balance at March 31	$8,250	$8,333

9.	INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2012 and 2011 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

10.	EARNINGS PER SHARE

The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Basic Earnings Per Share
Numerator:
Net income available to shareholders	$98,470	$19,414
Preferred stock dividends	(269)	(270)
Net income available to common shareholders, basic	$98,201	$19,144
Denominator:
Weighted average shares outstanding, basic	117,517	117,243

Diluted Earnings Per Share
Numerator:
Net income available to common shareholders, basic	$98,201	$19,144
Preferred stock dividends	269	-
Adjusted net income available to common shareholders, diluted	$98,470	$19,144
Denominator:
Weighted average shares outstanding, basic	117,517	117,243
Restricted stock and stock options	585	591
Convertible perpetual preferred stock	794	-
Weighted average shares outstanding, diluted	118,896	117,834

Earnings per common share, basic	$0.84	$0.16
Earnings per common share, diluted	$0.83	$0.16

For the three months ended March 31, 2012, the diluted earnings per share calculation excludes the effect of 7,006 common shares for stock options that were out-of-the-money.  For the three months ended March 31, 2011, the diluted earnings per share calculation excludes the effect of 794,330 incremental common shares (which were issuable upon the conversion of perpetual preferred stock as of a January 1, 2011 assumed conversion date) because their effect was anti-dilutive.

11.	ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which provides amendments to FASB ASC Topic 820, Fair Value Measurement.  The objective of ASU 2011-04 is to create common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”).  The amendments clarify existing fair value measurement and disclosure requirements and make changes to particular principles or requirements for measuring or disclosing information about fair value measurements.  These amendments are not having a significant impact on companies applying GAAP.  ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011.  The Company adopted this standard effective January 1, 2012, which did not have an impact on the Company’s consolidated financial statements other than additional disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income (“ASU 2011-05”), which provides amendments to FASB ASC Topic 220, Comprehensive Income.  The objective of ASU 2011-05 is to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which defers the effective date of changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The amendments in this update are effective at the same time as the amendments in ASU 2011-05.  The Company adopted the provisions of ASU 2011-05 and 2011-12 effective January 1, 2012, which did not have an impact on its consolidated financial statements other than requiring the Company to present its statements of comprehensive income separately from its statements of equity, as these statements were previously presented on a combined basis.

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

Overview

We are an independent oil and gas company engaged in exploration, development, acquisition and production activities primarily in the Rocky Mountains, Permian Basin, Mid-Continent, Michigan and Gulf Coast regions of the United States.  Prior to 2006, we generally emphasized the acquisition of properties that increased our production levels and provided upside potential through further development.  Since 2006, we have focused primarily on organic drilling activity and on the development of previously acquired properties, specifically on projects that we believe provide the opportunity for repeatable successes and production growth.  We believe the combination of acquisitions, subsequent development and organic drilling provides us a broad set of growth alternatives and allows us to direct our capital resources to what we believe to be the most advantageous investments.

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

We have historically acquired operated and non-operated properties that exceed our rate of return criteria.  For acquisitions of properties with additional development and exploration potential, our focus has been on acquiring operated properties so that we can better control the timing and implementation of capital spending.  In some instances, we have been able to acquire non-operated property interests at attractive rates of return that established a presence in a new area of interest or that have complemented our existing operations.  We intend to continue to acquire both operated and non-operated interests to the extent we believe they meet our return criteria.  In addition, our willingness to acquire non-operated properties in new geographic regions provides us with geophysical and geologic data in some cases that leads to further acquisitions in the same region, whether on an operated or non-operated basis.  We sell properties when we believe that the sales price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.

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

	2010				2011				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude Oil	$78.79	$77.99	$76.21	$85.18	$94.25	$102.55	$89.81	$94.02	$102.94
Natural Gas	$5.30	$4.09	$4.39	$3.81	$4.10	$4.32	$4.20	$3.54	$2.72

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

First Quarter 2012 Highlights and Future Considerations

Operational Highlights.

Lewis & Clark/Pronghorn.  Our Lewis & Clark/Pronghorn prospects are located primarily in the Stark and Billings counties of North Dakota and run along the Bakken shale pinch-out in the southern Williston Basin.  In this area, the Upper Bakken shale is thermally mature, moderately over-pressured, and we believe that it has charged reservoir zones within the immediately underlying Pronghorn Sand and Three Forks formations.  Net production in the Lewis & Clark/Pronghorn prospects averaged 9.1 MBOE/d in the first quarter of 2012, representing a 54% increase from 5.9 MBOE/d in the fourth quarter of 2011.  We currently have five drilling rigs operating in the Pronghorn prospect and one drilling rig operating in the Lewis & Clark prospect.

In December 2011, we completed and commissioned the gas processing plant located south of Belfield, North Dakota, which will have a processing capacity of 30 MMcf/d and which will primarily process production from the Pronghorn area.  Currently there is inlet compression in place to process 24 MMcf/d, and as of March 31, 2012 the plant was processing 7.6 MMcf/d.

Hidden Bench/Tarpon.  Our Hidden Bench and Tarpon prospects in McKenzie County, North Dakota target the Bakken and Three Forks formations.  Net production from the Hidden Bench/Tarpon prospects averaged 2.2 MBOE/d in the first quarter of 2012, which represents a 27% increase from 1.8 MBOE/d in the fourth quarter of 2011.

Sanish.  Our Sanish field in Mountrail County, North Dakota targets the Bakken and Three Forks formations.  Net production in the Sanish field averaged 28.8 MBOE/d for the first quarter of 2012, representing a 26% increase from 22.9 MBOE/d in the fourth quarter of 2011.  During the first quarter of 2012, we completed 15 operated wells, bringing the total number of producing wells in the field to 233.

North Ward Estes.  The North Ward Estes field is located in the Ward and Winkler counties in Texas, and we continue to have significant development and related infrastructure activity in this field since we acquired it in 2005.  Our activity at North Ward Estes to date has resulted in substantial reserve additions and production increases, and our expansion of the CO2 flood in this area continues to generate positive results.

North Ward Estes has been responding positively to the water and CO2 floods that we initiated in May 2007.  In the first quarter of 2012, production from North Ward Estes averaged 8.8 MBOE/d, which was consistent with production rates in the fourth quarter of 2011.  We are currently injecting approximately 325 MMcf/d of CO2 into the field, over half of which is recycled.

Postle.  The Postle field is located in Texas County, Oklahoma and produces from the Morrow sandstone.  Postle averaged 8.3 MBOE/d in the first quarter of 2012, which represents a 3% increase from 8.1 MBOE/d in the fourth quarter of 2011.  We are currently injecting approximately 120 MMcf/d of CO2 into the field, over half of which is recycled.

Big Tex.  Our Big Tex prospect in Pecos, Reeves and Ward counties, Texas targets the Brushy Canyon, Bone Spring and Wolfcamp horizons.  We have increased our planned capital expenditures and drilling activity in the Big Tex prospect from a 13-well drilling program to a 17-well program.  These wells will be a mixture of  vertical Wolfcamp and Wolfbone wells, horizontal Wolfcamp wells and horizontal Bone Spring wells.

Redtail.  Our Redtail prospect in Weld County, Colorado targets the Niobrara formation.  In late 2010, we initiated a seven-well exploratory drilling program (five horizontal and two vertical monitor wells) in the Niobrara formation.  Based on the results of our exploratory drilling program and recently acquired 3-D seismic data, we increased our previous eight-well drilling program for 2012 to a 17-well program, of which two were drilled in the first quarter of 2012.  We plan to resume drilling operations at our Redtail prospect in June 2012.

Acquisition and Divestiture Highlights.  On March 22, 2012, we completed the acquisition of approximately 13,300 net undeveloped acres in the Missouri Breaks prospect in Richland County, Montana for $33.3 million.

Whiting USA Trust II.  On March 28, 2012, we completed an initial public offering of units of beneficial interest in Whiting USA Trust II (“Trust II”), selling 18,400,000 Trust II units at $20.00 per unit, providing net proceeds of $323.6 million after underwriters’ fees, offering expenses and post-close adjustments.  We used the net offering proceeds to repay a portion of the debt outstanding under our credit agreement.  The net proceeds from the sale of Trust II units to the public resulted in a deferred gain on sale of $129.5 million.  Immediately prior to the closing of the offering, we conveyed a term net profits interest in certain of our oil and gas properties to Trust II in exchange for 18,400,000 trust units.

The net profits interest entitles Trust II to receive 90% of the net proceeds from the sale of oil and natural gas production from the underlying properties.  The net profits interest will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold.  This is the equivalent of 10.61 MMBOE in respect of Trust II’s right to receive 90% of the net proceeds from such reserves pursuant to the net profits interest.  The conveyance of the net profits interest to Trust II consisted entirely of proved reserves of 10.61 MMBOE as of the January 1, 2012 effective date, representing 3% of our proved reserves as of December 31, 2011 and 5% (or 4.5 MBOE/d) of our March 2012 average daily net production.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

	Three Months Ended March 31,
	2012	2011
Net production:
Oil (MMBbls)	6.2	4.8
Natural gas (Bcf)	6.6	7.0
Total production (MMBOE)	7.3	5.9
Net sales (in millions):
Oil (1)	$536.0	$390.7
Natural gas (1)	22.7	35.0
Total oil and natural gas sales	$558.7	$425.7
Average sales prices:
Oil (per Bbl)	$85.80	$81.84
Effect of oil hedges on average price (per Bbl)	(2.26)	(1.70)
Oil net of hedging (per Bbl)	$83.54	$80.14
Average NYMEX price (per Bbl)	$102.94	$94.25

Natural gas (per Mcf)	$3.43	$5.00
Effect of natural gas hedges on average price (per Mcf)	0.07	0.04
Natural gas net of hedging (per Mcf)	$3.50	$5.04
Average NYMEX price (per Mcf)	$2.72	$4.10

Cost and expenses (per BOE):
Lease operating expenses	$12.90	$12.04
Production taxes	$6.07	$5.33
Depreciation, depletion and amortization expense	$21.25	$18.14
General and administrative expenses	$4.68	$3.10
_____________________
(1)	Before consideration of hedging transactions.

Oil and Natural Gas Sales.  Our oil and natural gas sales revenue increased $133.0 million to $558.7 million in the first quarter of 2012 compared to the same period in 2011.  Sales are a function of oil and gas volumes sold and average commodity prices realized.  Our oil sales volumes increased 31% between periods, while our natural gas sales volumes decreased 6%.  The oil volume increase resulted primarily from drilling success at our Lewis & Clark field, Sanish and Parshall fields and Hidden Bench prospect.  During the first quarter of 2012, oil production from our Lewis & Clark field increased 640 MBbl, while oil production from our Sanish and Parshall fields increased 490 MBbl, and oil production from our Hidden Bench prospect increased 180 MBbl over the same period in 2011.  Gas production volumes decreased between periods primarily due to normal field production decline across many of our areas.  During the first quarter of 2012, gas production at our Flat Rock field decreased 840 MMcf and gas production at our Canyon field decreased 210 MMcf compared to the first quarter of 2011.  These gas volume decreases were partially offset by increased gas production of 370 MMcf at our Lewis and Clark field and 255 MMcf at our Sanish and Parshall fields due to new wells drilled and completed in these areas during the last twelve months.

Also contributing to the increase in oil and gas sales revenue in 2012 was an increase in the average sales price realized for oil.  Our average price for oil before the effects of hedging increased 5% between periods. Our average price for natural gas before the effects of hedging, on the other hand, decreased 31% which was mainly due to lower average NYMEX prices during 2012.

Gain (Loss) on Hedging Activities.  Our gain on hedging activities decreased $1.9 million in 2012 as compared to the first quarter of 2011, and it consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Gains reclassified from AOCI on de-designated hedges	$1,127	$3,063

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

See Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” for a list of our outstanding oil and natural gas derivatives as of April 1, 2012.

Lease Operating Expenses.  Our lease operating expenses (“LOE”) during the first quarter of 2012 were $94.8 million, a $23.3 million increase over the same period in 2011.  This rise in LOE in 2012 was related to a $19.0 million increase in the cost of oil field goods and services associated with net wells we added during the last twelve months, as well as a higher level of workover activity.  Workovers increased to $26.3 million in the first quarter of 2012, as compared to $22.0 million in the first quarter of 2011, primarily due to a higher number of well workovers being conducted on our two main CO2 projects and at our Sanish and Parshall fields.

Our lease operating expenses on a BOE basis also increased to $12.90 during the first quarter of 2012 from $12.04 during the first quarter of 2011.  This increase on a BOE basis was mainly due to higher costs of oil field goods and services and the higher amount of workover activity in 2012, as discussed above. These cost increases incurred during the first quarter of 2012 were partially offset by higher overall production volumes between periods.

Production Taxes.  Our production taxes during the first quarter of 2012 were $44.6 million, a $13.0 million increase over the same period in 2011, which increase was primarily due to higher oil and natural gas sales between periods.  However, our production taxes are generally calculated as a percentage of oil and natural gas sales revenue before the effects of hedging, and this percentage on a company-wide basis remained relatively consistent between periods at 8.0% and 7.4% for the first quarter of 2012 and 2011, respectively.  In addition, we take advantage of credits and exemptions allowed in our various taxing jurisdictions.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization (“DD&A”) expense increased $48.4 million in 2012 as compared to the first quarter of 2011.  The components of our DD&A expense were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Depletion	$153,419	$105,211
Depreciation	794	571
Accretion of asset retirement obligations	1,907	1,946
Total	$156,120	$107,728

DD&A increased in the first quarter of 2012 primarily due to $48.2 million in higher depletion expense between periods.  This increase was the result of $29.4 million in higher depletion due to a rise in overall production volumes during the first quarter of 2012 and $18.8 million in higher depletion due to an increase in our depletion rate between periods.  On a BOE basis, our DD&A rate of $21.25 for the first quarter of 2012 was 17% higher than the rate of $18.14 for the same period in 2011.  The higher DD&A rate was mainly due to $1,760.1 million in drilling and development expenditures during the past twelve months, which was partially offset by reserve additions during this same time period.

Exploration and Impairment Costs.  Our exploration and impairment costs increased $5.3 million in the first quarter of 2012 as compared to the first quarter of 2011.  The components of our exploration and impairment costs were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Exploration	$9,744	$14,599
Impairment	17,834	7,638
Total	$27,578	$22,237

Exploration costs decreased $4.9 million during the first quarter of 2012 as compared to the same period in 2011 primarily due to a decrease in geological and geophysical (“G&G”) activity and lower exploratory dry hole costs.  G&G costs, such as seismic studies, amounted to $3.0 million during the first quarter of 2012 as compared to $6.6 million during the same period in 2011.  We did not drill any exploratory dry holes during the three months ended March 31, 2012, while we drilled three exploratory dry holes in the Rocky Mountain, Permian Basin and Gulf Coast regions totaling $2.9 million during the first three months of 2011.  These decreases in exploration costs were partially offset by an increase of $1.5 million in geology related general and administrative expenses.

Impairment expense in the first quarter of 2012 and 2011 primarily related to the amortization of leasehold costs associated with individually insignificant unproved properties.  Undeveloped leasehold costs of $12.8 million were amortized to impairment on a group basis for the first quarter of 2012 as compared to $7.6 million in the first quarter of 2011.  In addition, acreage costs of $5.0 million were written-off to impairment expense in the first quarter of 2012 for leases that had reached their expiration dates but where no wells had been drilled on such acreage.

General and Administrative Expenses.  We report general and administrative expenses net of third party reimbursements and internal allocations.  The components of our general and administrative expenses were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
General and administrative expenses	$54,309	$33,988
Reimbursements and allocations	(19,941)	(15,575)
General and administrative expense, net	$34,368	$18,413

General and administrative expense before reimbursements and allocations increased $20.3 million to $54.3 million during the first quarter of 2012 as compared to the same period in 2011 primarily due to an increase in accrued Production Participation Plan (the “Plan”) distributions and higher employee compensation.  Accrued distributions under the Plan increased general and administrative expenses by $10.9 million when comparing the first quarter of 2012 to the same period in 2011.  Of this increase in general and administrative expenses related to Plan distributions, $8.6 million related to the net profits interest divestiture associated with the sale of 18,400,000 Trust II units, and $2.3 million related to a higher level of Plan net revenues (which have been reduced by lease operating expenses and production taxes pursuant to the Plan formula).  Employee compensation increased $6.5 million in the first quarter of 2012 due to personnel hired during the past twelve months, general pay increases and higher stock compensation between periods.

The increase in reimbursements and allocations for the first quarter of 2012 was primarily caused by higher salary costs and a greater number of field workers on operated properties.  Our general and administrative expenses as a percentage of oil and natural gas sales increased from 4% in the first quarter of 2011 to 6% in the first quarter of 2012.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Senior Subordinated Notes	$10,062	$10,062
Credit agreement	6,801	3,193
Amortization of debt issue costs and debt discount	2,340	2,127
Other	14	18
Capitalized interest	(761)	(942)
Total	$18,456	$14,458

The increase in interest expense of $4.0 million between periods was mainly attributable to a $3.6 million increase in the amount of interest incurred on our credit agreement during the first quarter of 2012 as compared to the first quarter of 2011.  Our credit agreement interest was higher in 2012 due to a greater amount of borrowings outstanding under our credit agreement.  Our weighted average debt outstanding during the first quarter of 2012 was $1,544.5 million versus $931.2 million for the first quarter of 2011.  Our weighted average effective cash interest rate was 4.4% during the first quarter of 2012 compared to 5.7% during the first quarter of 2011.

Commodity Derivative Loss, Net.  All of our commodity derivative contracts as well as our embedded derivatives are marked-to-market each quarter with fair value gains and losses recognized immediately in earnings, as commodity derivative loss, net.  Cash flow is only impacted to the extent that settlements under these contracts result in making or receiving a payment from the counterparty.  However, only realized cash settlement gains and losses on derivative contracts that are not embedded derivatives are recorded immediately to earnings as commodity derivative loss, net.  The components of commodity derivative loss, net were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Change in unrealized losses on derivative contracts	$15,672	$126,607
Realized cash settlement losses	13,731	7,831
Total	$29,403	$134,438

With respect to our open derivative contracts at March 31, 2012 and 2011, the futures curve of forecasted commodity prices (“forward price curve”) for crude oil generally exceeded the forward price curves that were in effect when the majority of these contracts were entered into, resulting in a net fair value liability position at the end of each respective period.  The change in unrealized losses on derivative contracts in the first quarter of 2012 resulted in a $15.7 million loss in such net liability position due to the upward shift in the forward price curve for NYMEX crude oil from January 1 to March 31, 2012.  The change in unrealized losses on derivative contracts in 2011 resulted in a $126.6 million loss due to a more significant upward shift in the same forward price curve from January 1 to March 31, 2011.

Income Tax Expense (Benefit).  Income tax expense totaled $59.0 million for the first quarter of 2012 as compared to $12.8 million of income tax for the first quarter of 2011, an increase of $46.2 million that was mainly related to $125.2 million in higher pre-tax income between periods.  Offsetting this increase in tax expense related to higher pre-tax income, however, was a decrease in our overall effective tax rate from 39.8% for the first quarter of 2011 to 37.5% for the first quarter of 2012.  This decline in our effective income tax rate was primarily attributable to the fact that current state income tax expense remained relatively constant between periods even though our pre-tax income increased substantially in the first quarter of 2012 as compared to the first quarter of 2011.  Our effective tax rates for the periods ended March 31, 2012 and 2011 differ from the U.S. statutory income tax rate primarily due to the effects of state income taxes and permanent taxable differences.

Liquidity and Capital Resources

Overview.  At March 31, 2012, our debt to total capitalization ratio was 28.5%, we had $9.8 million of cash on hand and $3,116.9 million of equity.  At December 31, 2011, our debt to total capitalization ratio was 31.4%, we had $15.8 million of cash on hand and $3,020.9 million of equity.  In the first quarter of 2012, we generated $353.0 million of cash provided by operating activities, an increase of $138.9 million over the same period in 2011.  Cash provided by operating activities increased primarily due to higher crude oil production volumes and higher realized sales prices for crude oil in the first quarter of 2012.  These positive factors were partially offset by lower realized sales prices for natural gas and lower natural gas production volumes in the first quarter of 2012, as well as increased lease operating expenses, production taxes, G&G costs and general and administrative expenses during the first quarter of 2012 as compared to the same period in 2011.  Cash flows from operating activities plus $323.6 million of proceeds from the sale of Trust II units were used to finance $492.8 million of drilling and development expenditures, $46.7 million of cash acquisition capital expenditures paid in the first quarter of 2012 and $140.0 million in net repayments under our credit agreement.  The following chart details our exploration, development and undeveloped acreage expenditures incurred by region during the first quarter of 2012 (in thousands):

	Drilling and Development Expenditures(1)	Undeveloped Leasehold Expenditures	Exploration Expenditures	Total Expenditures	% of Total
Rocky Mountains	$356,779	$42,697	$4,160	$403,636	76%
Permian Basin	93,602	617	3,460	97,679	19%
Mid-Continent	20,002	-	517	20,519	4%
Gulf Coast	455	3,224	1,491	5,170	1%
Michigan	863	2	116	981	-%
Total incurred	471,701	46,540	9,744	527,985	100%
Decrease in accrued capital expenditures	20,858	-	-	20,858
Total paid	$492,559	$46,540	$9,744	$548,843
_____________________

(1)For purposes of this schedule, exploratory dry hole costs of $0.3 million are excluded from drilling and development expenditures as reported on the statement of cash flows and instead have been included in exploration expenditures above.

We continually evaluate our capital needs and compare them to our capital resources.  Our current 2012 capital budget is $1,800.0 million, which we expect to fund substantially with net cash provided by our operating activities.  This represents a 2% decrease from the $1,840.2 million incurred on exploration, development and acreage expenditures during 2011.  However, despite this decrease in our projected level of capital spending, we are forecasting production growth over our 2011 production level of 24.8 MMBOE.  We expect to allocate $1,399.0 million of our 2012 budget to exploration and development activity, $163.0 million for undeveloped acreage and $238.0 million for facilities.  Although we have only budgeted $163.0 million for undeveloped leaseholds in 2012, we will continue to selectively pursue property acquisitions that complement our existing core property base.  We believe that should additional attractive acquisition opportunities arise or exploration and development expenditures exceed $1,800.0 million, we will be able to finance additional capital expenditures with cash on hand, cash flows from operating activities, borrowings under our credit agreement, issuances of additional debt or equity securities, agreements with industry partners or divestitures of certain oil and gas property interests.  Our level of exploration, development and acreage expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among other factors.  We believe that we have sufficient liquidity and capital resources to execute our business plans over the next 12 months and for the foreseeable future.  In addition, with our expected cash flow streams, commodity price hedging strategies, current liquidity levels, access to debt and equity markets and flexibility to modify future capital expenditure programs, we expect to be able to fund all planned capital programs and debt repayments; comply with our debt covenants; and meet other obligations that may arise from our oil and gas operations.

Credit Agreement.  Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), our wholly-owned subsidiary, has a credit agreement with a syndicate of banks that as of March 31, 2012 had a borrowing base of $1.5 billion with $858.6 million of available borrowing capacity, which was net of $640.0 million in borrowings and $1.4 million in letters of credit outstanding.

The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of our proved reserves that have been mortgaged to the lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  A portion of the revolving credit facility in an aggregate amount not to exceed $50.0 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of ours.  As of March 31, 2012, $48.6 million was available for additional letters of credit under the agreement.

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

The credit agreement contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of our lenders.  Except for limited exceptions, which include the payment of dividends on our 6.25% convertible perpetual preferred stock, the credit agreement also restricts our ability to make any dividend payments or distributions on our common stock.  These restrictions apply to all of the net assets of Whiting Oil and Gas.  The credit agreement requires us, as of the last day of any quarter, (i) to not exceed a total debt to the last four quarters’ EBITDAX ratio (as defined in the credit agreement) of 4.25 to 1.0 for quarters ending prior to and on December 31, 2012 and 4.0 to 1.0 for quarters ending March 31, 2013 and thereafter and (ii) to have a consolidated current assets to consolidated current liabilities ratio (as defined in the credit agreement and which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0.  We were in compliance with our covenants under the credit agreement as of March 31, 2012.

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

The indentures governing the notes restrict us from incurring additional indebtedness, subject to certain exceptions, unless our fixed charge coverage ratio (as defined in the indentures) is at least 2.0 to 1.  If we were in violation of this covenant, then we may not be able to incur additional indebtedness, including under Whiting Oil and Gas Corporation’s credit agreement.  Additionally, the indentures governing the notes contain restrictive covenants that may limit our ability to, among other things, pay cash dividends, redeem or repurchase our capital stock or our subordinated debt, make investments or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of ours and our restricted subsidiaries taken as a whole and enter into hedging contracts.  These covenants may potentially limit the discretion of our management in certain respects.  We were in compliance with these covenants as of March 31, 2012.  However, a substantial or extended decline in oil or natural gas prices may adversely affect our ability to comply with these covenants in the future.

Contractual Obligations and Commitments

Schedule of Contractual Obligations.  The table below does not include our Production Participation Plan liability of $102.5 million (which amount comprises both the long and short-term portions of this obligation) as of March 31, 2012, since we cannot determine with accuracy the timing or amounts of future payments.  The following table summarizes our obligations and commitments as of March 31, 2012 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (a)	$1,240,000	$-	$250,000	$640,000	$350,000
Cash interest expense on debt (b)	234,917	53,850	87,283	59,659	34,125
Derivative contract liability fair value (c)	131,606	87,960	43,646	-	-
Asset retirement obligations (d)	66,788	11,800	1,871	5,342	47,775
Tax sharing liability (e)	23,241	1,526	21,715	-	-
Purchase obligations (f)	786,963	58,031	168,026	231,143	329,763
Drilling rig contracts (g)	250,543	102,913	137,937	9,693	-
Operating leases (h)	14,382	4,706	4,484	2,265	2,927
Total	$2,748,440	$320,786	$714,962	$948,102	$764,590
_____________________
(a)
Long-term debt consists of the 7% Senior Subordinated Notes due 2014, the 6.5% Senior Subordinated Notes due 2018 and the outstanding borrowings under our credit agreement due in 2016, and assumes no principal repayment until the due dates of these instruments.

(b)
Cash interest expense on the 7% Senior Subordinated Notes due 2014 and the 6.5% Senior Subordinated Notes due 2018 is estimated assuming no principal repayment until the due dates of these instruments.  Cash interest expense on the credit agreement is estimated assuming no principal repayment until the 2016 instrument due date and is estimated at a fixed interest rate of 2.1%.

(c)
The above derivative obligation at March 31, 2012 primarily consists of (i) a $126.7 million fair value liability for derivative contracts we have entered into on our own behalf, primarily in the form of costless collars, to hedge our exposure to crude oil price fluctuations; (ii) a $3.4 million payable to Whiting USA Trust I (“Trust I”) for derivative contracts that we have entered into but have in turn conveyed to Trust I (although these derivatives are in a fair value asset position at quarter end, 75.8% of such derivative assets are due to Trust I under the terms of the conveyance); (iii) a $0.4 million fair value liability for derivative contracts that we have entered into on behalf of Trust II which were in a liability position at March 31, 2012; and (iv) a $0.2 million payable to Trust II for derivative contracts that we have entered into but have in turn conveyed to Trust II, which were in an asset position at quarter end.  90% of such derivative assets are due to Trust II under the terms of the conveyance.  With respect to our open derivative contracts at March 31, 2012 with certain counterparties, the forward price curve for crude oil generally exceeded the price curve that was in effect when these contracts were entered into, resulting in a derivative fair value liability.  If current market prices are higher than a collar’s price ceiling when the cash settlement amount is calculated, we are required to pay the contract counterparties.  The ultimate settlement amounts under our derivative contracts are unknown, however, as they are subject to continuing market risk and commodity price volatility.  The above derivative obligation also includes a $0.8 million liability for the embedded derivatives in two drilling rig contracts, one expiring in March 2014 and one expiring in September 2014.

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

(g)
We currently have 14 drilling rigs under long-term contract, of which three drilling rigs expire in 2012, two in 2013, six in 2014 and three in 2015.  All of these rigs are operating in the Rocky Mountains region.  As of March 31, 2012, early termination of the remaining contracts would require termination penalties of $177.8 million, which would be in lieu of paying the remaining drilling commitments of $250.5 million.  No other drilling rigs working for us are currently under long-term contracts or contracts that cannot be terminated at the end of the well that is currently being drilled.  Due to the short-term and indeterminate nature of the time remaining on rigs drilling on a well-by-well basis, such obligations have not been included in this table.

(h)
We lease 135,026 square feet of administrative office space in Denver, Colorado under an operating lease arrangement expiring in 2013, 46,300 square feet of office space in Midland, Texas expiring in 2020 and 20,000 square feet of office space in Dickinson, North Dakota expiring in 2016.

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

Critical Accounting Policies and Estimates

Information regarding critical accounting policies and estimates is contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Effects of Inflation and Pricing

We experienced increased costs during 2011 and the first quarter of 2012 due to increased demand for oil field products and services.  The oil and gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and not adjust downward in proportion to prices.  Material changes in prices also impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, depletion expense, impairment assessments of oil and gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

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

These risks and uncertainties include, but are not limited to:  declines in oil or natural gas prices; our level of success in exploration, development and production activities; adverse weather conditions that may negatively impact development or production activities; the timing of our exploration and development expenditures, including our ability to obtain CO2; inaccuracies of our reserve estimates or our assumptions underlying them; revisions to reserve estimates as a result of changes in commodity prices; risks related to our level of indebtedness and periodic redeterminations of the borrowing base under our credit agreement; our ability to generate sufficient cash flows from operations to meet the internally funded portion of our capital expenditures budget; our ability to obtain external capital to finance exploration and development operations and acquisitions; federal and state initiatives relating to the regulation of hydraulic fracturing; the potential impact of federal debt reduction initiatives and tax reform legislation being considered by the U.S. Federal government that could have a negative effect on the oil and gas industry; impacts of the global recession and tight credit markets; our ability to identify and complete acquisitions and to successfully integrate acquired businesses; unforeseen underperformance of or liabilities associated with acquired properties; our ability to successfully complete potential asset dispositions; the impacts of hedging on our results of operations; failure of our properties to yield oil or gas in commercially viable quantities; uninsured or underinsured losses resulting from our oil and gas operations; our inability to access oil and gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing our oil and gas operations; our ability to replace our oil and natural gas reserves; any loss of our senior management or technical personnel; competition in the oil and gas industry in the regions in which we operate; risks arising out of our hedging transactions; and other risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2011.  We assume no obligation, and disclaim any duty, to update the forward-looking statements in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and have not materially changed since that report was filed.

Commodity Derivative Contracts—Our outstanding hedges as of April 1, 2012 are summarized below:

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

In connection with our conveyance on April 30, 2008 of a term net profits interest to Whiting USA Trust I (“Trust I”), the rights to any future hedge payments we make or receive on certain of our derivative contracts, representing 322 MBbls of crude oil and 1,173 MMcf of natural gas in 2012, have been conveyed to Trust I, and therefore such payments will be included in Trust I’s calculation of net proceeds.  Under the terms of the aforementioned conveyance, we retain 10% of the net proceeds from the underlying properties.  Our retention of 10% of these net proceeds combined with our ownership of 2,186,389 Trust I units, results in third-party public holders of Trust I units receiving 75.8%, while we retain 24.2%, of future economic results of such hedges.  No additional hedges are allowed to be placed on Trust I assets.

The table below summarizes all of the outstanding costless collars that we entered into and then in turn conveyed, as described in the preceding paragraph, to Trust I (of which we retain 24.2% of the future economic results and third-party public holders of Trust I units receive 75.8% of the future economic results):

Conveyed to Whiting USA Trust I

Commodity	Period	Monthly Volume (Bbl)/(Mcf)	Weighted Average NYMEX Floor/Ceiling
Crude Oil	04/2012 to 06/2012	36,572	$74.00/$141.73
Crude Oil	07/2012 to 09/2012	35,742	$74.00/$141.70
Crude Oil	10/2012 to 12/2012	35,028	$74.00/$142.21
Natural Gas	04/2012 to 06/2012	134,203	$6.00/$13.60
Natural Gas	07/2012 to 09/2012	130,173	$6.00/$14.45
Natural Gas	10/2012 to 12/2012	126,613	$7.00/$13.40

In connection with our conveyance on March 28, 2012 of a term net profits interest to Whiting USA Trust II (“Trust II”), the rights to any future hedge payments we make or receive on certain of our derivative contracts, representing 1,459 MBbls of crude oil from 2012 through 2014, have been conveyed to Trust II, and therefore such payments will be included in Trust II’s calculation of net proceeds.  Under the terms of the aforementioned conveyance, we retain 10% of the net proceeds from the underlying properties.  This results in third-party public holders of Trust II units receiving 90%, while we retain 10%, of the future economic results of such hedges.  No additional hedges are allowed to be placed on Trust II assets.

The table below summarizes all of the outstanding costless collars that we entered into and then in turn conveyed, as described in the preceding paragraph, to Trust II (of which we retain 10% of the future economic results and third-party public holders of Trust II units receive 90% of the future economic results):

Conveyed to Whiting USA Trust II

Commodity	Period	Monthly Volume (Bbl)	Weighted Average NYMEX Floor/Ceiling
Crude Oil	04/2012 to 06/2012	48,400	$80.00/$122.50
Crude Oil	07/2012 to 09/2012	47,900	$80.00/$122.50
Crude Oil	10/2012 to 12/2012	46,800	$80.00/$122.50
Crude Oil	01/2013 to 03/2013	45,600	$80.00/$122.50
Crude Oil	04/2013 to 06/2013	45,500	$80.00/$122.50
Crude Oil	07/2013 to 09/2013	44,500	$80.00/$122.50
Crude Oil	10/2013 to 12/2013	43,400	$80.00/$122.50
Crude Oil	01/2014 to 03/2014	42,500	$80.00/$122.50
Crude Oil	04/2014 to 06/2014	41,500	$80.00/$122.50
Crude Oil	07/2014 to 09/2014	40,600	$80.00/$122.50
Crude Oil	10/2014 to 12/2014	39,700	$80.00/$122.50

The collared hedges shown above have the effect of providing a protective floor while allowing us to share in upward pricing movements.  Consequently, while these hedges are designed to decrease our exposure to price decreases, they also have the effect of limiting the benefit of price increases above the ceiling.  For the crude oil hedges outstanding as of March 31, 2012, a hypothetical upward or downward shift of $10.00 per Bbl in the NYMEX forward curve as of March 31, 2012 would cause a decrease or increase, respectively, of $78.2 million in our commodity derivative loss.  For the natural gas hedges outstanding as of March 31, 2012, a hypothetical $1.00 per Mcf upward or downward shift in the NYMEX forward curve as of March 31, 2012 would cause a decrease or increase, respectively, in our commodity derivative loss of $0.2 million.

We have various fixed price gas sales contracts with end users for a portion of the natural gas we produce in Colorado, Michigan and Utah.  Our estimated future production volumes to be sold under these fixed price contracts as of April 1, 2012 are summarized below:

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

As of March 31, 2012, we had two contracts with drilling rig companies, whereby the rig day rates increased or decreased along with changes in the price of NYMEX crude oil.  These drilling rig contracts have termination dates of March 2014 and September 2014.  For these embedded commodity derivative contracts, a hypothetical upward or downward shift of $10.00 per Bbl in the NYMEX forward curve as of March 31, 2012 would cause a decrease or increase, respectively, of $1.5 million in our commodity derivative loss.

In May 2011, we entered into a long-term contract to purchase CO2 from 2015 through 2029 for use in our enhanced oil recovery project at our North Ward Estes field in Texas.  The price per Mcf of CO2 purchased under this agreement increases or decreases as the average price of NYMEX crude oil likewise increases or decreases.  For this embedded commodity derivative contract, a hypothetical upward or downward shift of $10.00 per Bbl in the NYMEX forward curve as of March 31, 2012 would cause a decrease or increase, respectively, of $14.1 million in our commodity derivative loss.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chairman and Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2012.  Based upon their evaluation of these disclosures controls and procedures, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  No material change to such risk factors has occurred during the three months ended March 31, 2012.

Item 5.	Other Information

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, which provides guidance on the presentation of comprehensive income in financial statements.  Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements.  We adopted this standard effective January 1, 2012 and will present net income and other comprehensive income in two separate statements in our interim and annual financial statements.  The table below reflects the retrospective application of this guidance for each of the three years ended December 31, 2011, 2010 and 2009.  The retrospective application did not have an impact on our consolidated financial statements other than requiring us to present our statements of comprehensive income separately from our statements of equity, as these statements were previously presented on a combined basis.

Whiting Petroleum Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2011	2010	2009

Net income (loss)	$491,628	$336,653	$(106,882)
Other comprehensive income (loss), net of tax:
Change in derivative fair values, net of taxes of $7,799	-	-	13,348
Realized gain on settled derivatives, net of taxes of $4,933	-	-	(8,517)
Ineffectiveness loss on hedging activities, net of taxes of $8,355	-	-	14,300
OCI amortization on de-designated hedges(1)	(5,528)	(14,645)	(15,989)
Total other comprehensive income (loss), net of tax	(5,528)	(14,645)	3,142
Comprehensive income (loss)	486,100	322,008	(103,740)
Comprehensive loss attributable to noncontrolling interest	59	-	-
Comprehensive income (loss) attributable to Whiting	$486,159	$322,008	$(103,740)

(1) Presented net of income tax expense of $3,230, $8,553 and $9,337 for the years ended December 31, 2011 and 2010 and 2009, respectively.

Item 6.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 27th day of April, 2012.

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
(101)
The following materials from Whiting Petroleum Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the Three Months Ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, (v) the Consolidated Statements of Equity for the Three Months Ended March 31, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.