Form 10-Q
period 2013-03-31
WHITING PETROLEUM CORP
filed 2013-04-26
CIK 1255474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Number of shares of the registrant’s common stock outstanding at April 15, 2013:  117,830,572 shares.

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

“ISDA” International Swaps and Derivatives Association, Inc.

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

“SEC” The United States Securities and Exchange Commission.

“working interest” The interest in a crude oil and natural gas property (normally a leasehold interest) that gives the owner the right to drill, produce and conduct operations on the property and a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.

“workover” Operations on a producing well to restore or increase production.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

WHITING PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,182	$44,800
Accounts receivable trade, net	331,796	318,265
Prepaid expenses and other	26,706	21,347
Total current assets	366,684	384,412
Property and equipment:
Oil and gas properties, successful efforts method:
Proved properties	9,405,888	8,849,515
Unproved properties	340,855	362,483
Other property and equipment	171,685	141,738
Total property and equipment	9,918,428	9,353,736
Less accumulated depreciation, depletion and amortization	(2,788,299)	(2,590,203)
Total property and equipment, net	7,130,129	6,763,533
Debt issuance costs	26,828	28,748
Other long-term assets	118,737	95,726
TOTAL ASSETS	$7,642,378	$7,272,419
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$250,000	$-
Accounts payable trade	107,891	131,370
Accrued capital expenditures	109,312	110,663
Accrued liabilities and other	143,791	180,622
Revenues and royalties payable	140,229	149,692
Taxes payable	39,182	33,283
Derivative liabilities	18,766	21,955
Deferred income taxes	10,438	9,394
Total current liabilities	819,609	636,979
Long-term debt	1,850,000	1,800,000
Deferred income taxes	1,113,812	1,063,681
Derivative liabilities	967	1,678
Production Participation Plan liability	98,890	94,483
Asset retirement obligations	89,676	86,179
Deferred gain on sale	103,355	110,395
Other long-term liabilities	25,461	25,852
Total liabilities	4,101,770	3,819,247
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 6.25% convertible perpetual preferred stock, 172,129 shares issued and outstanding as of March 31, 2013 and 172,391 shares issued and outstanding as of December 31, 2012, aggregate liquidation preference of $17,212,900 at March 31, 2013	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 119,389,608 issued and 117,830,572 outstanding as of March 31, 2013, 118,582,477 issued and 117,631,451 outstanding as of December 31, 2012	119	119
Additional paid-in capital	1,568,045	1,566,717
Accumulated other comprehensive loss	(1,103)	(1,236)
Retained earnings	1,965,382	1,879,388
Total Whiting shareholders’ equity	3,532,443	3,444,988
Noncontrolling interest	8,165	8,184
Total equity	3,540,608	3,453,172
TOTAL LIABILITIES AND EQUITY	$7,642,378	$7,272,419

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
REVENUES AND OTHER INCOME:
Oil, NGL and natural gas sales	$605,114	$558,697
Gain (loss) on hedging activities	(211)	1,127
Amortization of deferred gain on sale	7,976	3,753
Interest income and other	492	129
Total revenues and other income	613,371	563,706
COSTS AND EXPENSES:
Lease operating	99,878	94,790
Production taxes	51,271	44,611
Depreciation, depletion and amortization	201,159	156,120
Exploration and impairment	37,280	27,578
General and administrative	28,885	34,368
Interest expense	21,470	18,456
Change in Production Participation Plan liability	4,407	935
Commodity derivative loss, net	31,257	29,403
Total costs and expenses	475,607	406,261
INCOME BEFORE INCOME TAXES	137,764	157,445
INCOME TAX EXPENSE:
Current	422	1,426
Deferred	51,098	57,573
Total income tax expense	51,520	58,999
NET INCOME	86,244	98,446
Net loss attributable to noncontrolling interest	19	24
NET INCOME AVAILABLE TO SHAREHOLDERS	86,263	98,470
Preferred stock dividends	(269)	(269)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$85,994	$98,201
EARNINGS PER COMMON SHARE:
Basic	$0.73	$0.84
Diluted	$0.72	$0.83
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	117,788	117,517
Diluted	119,263	118,896

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012

NET INCOME	$86,244	$98,446
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
OCI amortization on de-designated hedges(1)(2)	133	(712)
Total other comprehensive income (loss), net of tax	133	(712)
COMPREHENSIVE INCOME	86,377	97,734
Comprehensive loss attributable to noncontrolling interest	19	24
COMPREHENSIVE INCOME ATTRIBUTABLE TO WHITING	$86,396	$97,758
_____________________
(1) (2)
Presented net of income tax expense of $78 and income tax benefit of $415 for the three months ended March 31, 2013 and 2012, respectively.
These gain (loss) amounts on de-designated hedges are reclassified from accumulated other comprehensive income (“AOCI”) to gain (loss) on hedging activities in the consolidated statements of income.

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,244	$98,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	201,159	156,120
Deferred income tax expense	51,098	57,573
Amortization of debt issuance costs and debt discount	2,435	2,340
Stock-based compensation	6,728	4,243
Amortization of deferred gain on sale	(7,976)	(3,753)
Undeveloped leasehold and oil and gas property impairments	18,414	17,834
Exploratory dry hole costs	-	251
Change in Production Participation Plan liability	4,407	935
Unrealized loss on derivative contracts	26,164	14,546
Other, net	(6,200)	(5,853)
Changes in current assets and liabilities:
Accounts receivable trade	(13,531)	(31,348)
Prepaid expenses and other	(8,379)	(5,431)
Accounts payable trade and accrued liabilities	(59,385)	26,498
Revenues and royalties payable	(9,463)	15,673
Taxes payable	5,899	4,918
Net cash provided by operating activities	297,614	352,992
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquisition capital expenditures	(44,585)	(46,738)
Drilling and development capital expenditures	(536,690)	(492,810)
Proceeds from sale of oil and gas properties	-	2,922
Net proceeds from sale of 18,400,000 units in Whiting USA Trust II	-	323,574
Issuance of note receivable	(2,316)	-
Cash paid for investing derivatives	(44,900)	-
Net cash used in investing activities	(628,491)	(213,052)
CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock dividends paid	(269)	(269)
Long-term borrowings under credit agreement	650,000	520,000
Repayments of long-term borrowings under credit agreement	(350,000)	(660,000)
Debt issuance costs	(72)	-
Restricted stock used for tax withholdings	(5,400)	(5,657)
Net cash provided by (used in) financing activities	294,259	(145,926)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(36,618)	(5,986)
CASH AND CASH EQUIVALENTS:
Beginning of period	44,800	15,811
End of period	$8,182	$9,825
NONCASH INVESTING ACTIVITIES:
Accrued capital expenditures	$109,312	$121,969

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Whiting Shareholders’	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Interest	Total Equity
BALANCES-January 1, 2012	172	$-	118,105	$118	$1,554,223	$240	$1,466,276	$3,020,857	$8,274	$3,029,131
Net income	-	-	-	-	-	-	98,470	98,470	(24)	98,446
Other comprehensive income (loss)	-	-	-	-	-	(712)	-	(712)	-	(712)
Restricted stock issued	-	-	569	1	(1)	-	-	-	-	-
Restricted stock forfeited	-	-	(3)	-	-	-	-	-	-	-
Restricted stock used for tax withholdings	-	-	(106)	-	(5,657)	-	-	(5,657)	-	(5,657)
Stock-based compensation	-	-	-	-	4,243	-	-	4,243	-	4,243
Preferred dividends paid	-	-	-	-	-	-	(269)	(269)	-	(269)
BALANCES-March 31, 2012	172	$-	118,565	$119	$1,552,808	$(472)	$1,564,477	$3,116,932	$8,250	$3,125,182

BALANCES-January 1, 2013	172	$-	118,582	$119	$1,566,717	$(1,236)	$1,879,388	$3,444,988	$8,184	$3,453,172
Net income	-	-	-	-	-	-	86,263	86,263	(19)	86,244
Other comprehensive income	-	-	-	-	-	133	-	133	-	133
Conversion of preferred stock to common	-	-	1	-	-	-	-	-	-	-
Restricted stock issued	-	-	920	-	-	-	-	-	-	-
Restricted stock forfeited	-	-	(2)	-	-	-	-	-	-	-
Restricted stock used for tax withholdings	-	-	(111)	-	(5,400)	-	-	(5,400)	-	(5,400)
Stock-based compensation	-	-	-	-	6,728	-	-	6,728	-	6,728
Preferred dividends paid	-	-	-	-	-	-	(269)	(269)	-	(269)
BALANCES-March 31, 2013	172	$-	119,390	$119	$1,568,045	$(1,103)	$1,965,382	$3,532,443	$8,165	$3,540,608

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

Consolidated Financial Statements—The unaudited consolidated financial statements include the accounts of Whiting Petroleum Corporation, its consolidated subsidiaries and Whiting’s pro rata share of the accounts of Whiting USA Trust I (“Trust I”) pursuant to Whiting’s 15.8% ownership interest in Trust I.  Investments in entities which give Whiting significant influence, but not control, over the investee are accounted for using the equity method.  Under the equity method, investments are stated at cost plus the Company’s equity in undistributed earnings and losses.  All intercompany balances and transactions have been eliminated upon consolidation.  These financial statements have been prepared in accordance with GAAP for interim financial reporting.  In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s interim results.  However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  Whiting’s 2012 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.  Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in Whiting’s 2012 Annual Report on Form 10-K.

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

2013 Acquisitions and Divestitures

There were no significant acquisitions or divestitures during the three months ended March 31, 2013.

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

3.	LONG-TERM DEBT

Long-term debt, including the current portion, consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Credit agreement	$1,500,000	$1,200,000
7% Senior Subordinated Notes due 2014	250,000	250,000
6.5% Senior Subordinated Notes due 2018	350,000	350,000
Total debt	$2,100,000	$1,800,000

Credit Agreement—Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), the Company’s wholly-owned subsidiary, has a credit agreement with a syndicate of banks.  As of March 31, 2013, this credit facility had a borrowing base of $2.5 billion, of which $2.0 billion has been committed by lenders and is available for borrowing.  The Company may increase the maximum aggregate amount of commitments under the credit agreement from $2.0 billion to $2.5 billion if certain conditions are satisfied, including the consent of lenders participating in the increase.  As of March 31, 2013, the Company had $497.6 million of available borrowing capacity, which is net of $1,500.0 million in borrowings and $2.4 million in letters of credit outstanding.  The credit agreement provides for interest only payments until April 2016, when the agreement expires and all outstanding borrowings are due.

The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of the Company’s proved reserves that have been mortgaged to its lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  A portion of the revolving credit facility in an aggregate amount not to exceed $50.0 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.  As of March 31, 2013, $47.6 million was available for additional letters of credit under the agreement.

Interest accrues at the Company’s option at either (i) a base rate for a base rate loan plus the margin in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.50% or an adjusted LIBOR rate plus 1.00%, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus the margin in the table below.  Additionally, the Company also incurs commitment fees, as set forth in the table below on the unused portion of the lesser of the aggregate commitments of the lenders or the borrowing base, and which are included as a component of interest expense.  At March 31, 2013, the weighted average interest rate on the outstanding principal balance under the credit agreement was 2.2%.  The Company’s credit agreement has a recorded value that approximates its fair value since its variable interest rate is tied to current market rates.

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

The credit agreement contains restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  Except for limited exceptions, which include the payment of dividends on the Company’s 6.25% convertible perpetual preferred stock, the credit agreement also restricts the Company’s ability to make any dividend payments or distributions on its common stock.  These restrictions apply to all of the net assets of Whiting Oil and Gas.  As of March 31, 2013, total restricted net assets were $3,621.1 million, and the amount of retained earnings free from restrictions was $20.4 million.  The credit agreement requires the Company, as of the last day of any quarter, (i) to not exceed a total debt to the last four quarters’ EBITDAX ratio (as defined in the credit agreement) of 4.0 to 1.0 and (ii) to have a consolidated current assets to consolidated current liabilities ratio (as defined in the credit agreement and which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0.  The Company was in compliance with its covenants under the credit agreement as of March 31, 2013.

The obligations of Whiting Oil and Gas under the credit agreement are secured by a first lien on substantially all of Whiting Oil and Gas’ properties included in the borrowing base for the credit agreement.  The Company has guaranteed the obligations of Whiting Oil and Gas under the credit agreement and has pledged the stock of Whiting Oil and Gas as security for its guarantee.

Senior Subordinated Notes—In October 2005, the Company issued at par $250.0 million of 7% Senior Subordinated Notes due February 2014.  The estimated fair value of these notes was $260.0 million as of March 31, 2013, based on quoted market prices for these debt securities, and such fair value is therefore designated as Level 1 within the valuation hierarchy.

In September 2010, the Company issued at par $350.0 million of 6.5% Senior Subordinated Notes due October 2018.  The estimated fair value of these notes was $374.5 million as of March 31, 2013, based on quoted market prices for these debt securities, and such fair value is therefore designated as Level 1 within the valuation hierarchy.

The notes are unsecured obligations of Whiting Petroleum Corporation and are subordinated to all of the Company’s senior debt, which currently consists of Whiting Oil and Gas’ credit agreement.  The Company’s obligations under the 2014 notes are fully, unconditionally, jointly and severally guaranteed by the Company’s 100%-owned subsidiaries, Whiting Oil and Gas and Whiting Programs, Inc. (the “2014 Guarantors”).  Additionally, the Company’s obligations under the 2018 notes are fully, unconditionally, jointly and severally guaranteed by the Company’s 100%-owned subsidiary, Whiting Oil and Gas (collectively with the 2014 Guarantors, the “Guarantors”).  Any subsidiaries other than the Guarantors are minor subsidiaries as defined by Rule 3-10(h)(6) of Regulation S-X of the SEC.  Whiting Petroleum Corporation has no assets or operations independent of this debt and its investments in guarantor subsidiaries.

4.	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration (including removal of certain onshore and offshore facilities in California) in accordance with applicable local, state and federal laws.  The Company follows FASB ASC Topic 410, Asset Retirement and Environmental Obligations, to determine its asset retirement obligation amounts by calculating the present value of the estimated future cash outflows associated with its plug and abandonment obligations.  The current portions at both March 31, 2013 and December 31, 2012 were $11.6 million and were included in accrued liabilities and other.  Revisions to the liability typically occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.  The following table provides a reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2013 (in thousands):

Asset retirement obligation at January 1, 2013	$97,818
Additional liability incurred	3,292
Revisions in estimated cash flows	-
Accretion expense	3,253
Obligations on sold properties	(2)
Liabilities settled	(3,112)
Asset retirement obligation at March 31, 2013	$101,249

5.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations, and Whiting uses derivative instruments to manage its commodity price risk.  Whiting follows FASB ASC Topic 815, Derivatives and Hedging, to account for its derivative financial instruments.

Commodity Derivative Contracts—Historically, prices received for crude oil and natural gas production have been volatile because of seasonal weather patterns, supply and demand factors, worldwide political factors and general economic conditions.  Whiting enters into derivative contracts, primarily costless collars and swaps, to achieve a more predictable cash flow by reducing its exposure to commodity price volatility.  Commodity derivative contracts are thereby used to ensure adequate cash flow to fund the Company’s capital programs and to manage returns on acquisitions and drilling programs.  Costless collars are designed to establish floor and ceiling prices on anticipated future oil or gas production, while swaps are designed to establish a fixed price for anticipated future oil or gas production.  While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements.  The Company does not enter into derivative contracts for speculative or trading purposes.

Whiting Derivatives.  The table below details the Company’s costless collar and swap derivatives, including its proportionate share of Trust II derivatives, entered into to hedge forecasted crude oil production revenues, as of April 1, 2013.

		Whiting Petroleum Corporation
Derivative Instrument	Period	Contracted Crude Oil Volumes (Bbl)	Weighted Average NYMEX Price for Crude Oil (per Bbl)
Collars	Apr – Dec 2013	2,260,020	$ 48.21 - $ 90.35
	Jan – Dec 2014	49,290	$ 80.00 - $ 22.50
Three-way collars(1)	Apr – Dec 2013	9,360,000	$ 71.25 - $85.63 - $113.95
Swaps	Apr – Dec 2013	1,677,500	$98.50
	Jan – Dec 2014	2,007,500	$94.75
	Jan – Dec 2015	1,825,000	$94.75
	Jan – Mar 2016	400,400	$93.50
	Total	17,579,710
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

During the first quarter of 2013, Whiting entered into the crude oil swap contracts listed above for the purpose of achieving more predictable cash flows and managing returns on certain oil and gas properties that the Company is considering for potential monetization.  Accordingly, the acquisition of these swap contracts have been reflected as an investing activity in the statement of cash flows.  Cash settlements that do not relate to investing derivatives or that do not have a significant financing element are reflected as operating activities in the statement of cash flows.

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

The 10% portion of Trust II derivatives that Whiting has retained the economic rights to (and which are also included in the first derivative table above) are as follows:

		Whiting Petroleum Corporation
Derivative Instrument	Period	Contracted Crude Oil Volumes (Bbl)	NYMEX Price Collar Ranges for Crude Oil (per Bbl)
Collars	Apr – Dec 2013	40,020	$80.00 - $122.50
	Jan – Dec 2014	49,290	$80.00 - $122.50
	Total	89,310

The 90% portion of Trust II derivative contracts of which Whiting has transferred the economic rights to third-party public holders of Trust II units (and which have not been reflected in the above tables) are as follows:

		Third-party Public Holders of Trust II Units
Derivative Instrument	Period	Contracted Crude Oil Volumes (Bbl)	NYMEX Price Collar Ranges for Crude Oil (per Bbl)
Collars	Apr – Dec 2013	360,180	$80.00 - $122.50
	Jan – Dec 2014	443,610	$80.00 - $122.50
	Total	803,790

Embedded Commodity Derivative Contracts—In May 2011, Whiting entered into a long-term contract to purchase CO2 from 2015 through 2029 for use in its EOR project that is being carried out at its North Ward Estes field in Texas.  This contract contains a price adjustment clause that is linked to changes in NYMEX crude oil prices.  The Company has determined that the portion of this contract linked to NYMEX oil prices is not clearly and closely related to the host contract, and the Company has therefore bifurcated this embedded pricing feature from its host contract and reflected it at fair value in the consolidated financial statements.  As of March 31, 2013, the estimated fair value of the embedded derivative in this CO2 purchase contract was an asset of $26.7 million.

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

Derivative Instrument Reporting—All derivative instruments are recorded in the consolidated financial statements at fair value, other than derivative instruments that meet the “normal purchase normal sale” exclusion.  The following tables summarize the effects of commodity derivatives instruments on the consolidated statements of income for the three months ended March 31, 2013 and 2012 (in thousands):

		Gain (Loss) Reclassified from AOCI into Income (Effective Portion) (1)
ASC 815 Cash Flow		Three Months Ended March 31,
Hedging Relationships	Income Statement Classification	2013	2012
Commodity contracts	Gain (loss) on hedging activities	$(211)	$1,127
_____________________
(1)
Effective April 1, 2009, the Company elected to de-designate all of its commodity derivative contracts that had been previously designated as cash flow hedges and elected to discontinue hedge accounting prospectively.  As a result, such mark-to-market values at March 31, 2009 were frozen in AOCI as of the de-designation date and are being reclassified into earnings as the original hedged transactions affect income.

		(Gain) Loss Recognized in Income
Not Designated as		Three Months Ended March 31,
ASC 815 Hedges	Income Statement Classification	2013	2012
Commodity contracts	Commodity derivative loss, net	$34,260	$23,837
Embedded commodity contracts	Commodity derivative loss, net	(3,003)	5,566
Total		$31,257	$29,403

Offsetting of Derivative Assets and Liabilities.  With each individual derivative counterparty, the Company typically has numerous hedge positions that span a several-month time period and that typically result in both fair value asset and liability positions held with that counterparty, which positions are all offset to a single fair value asset or liability amount at the end of each reporting period.  The Company nets its derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract.  The following tables summarize the location and fair value amounts of all derivative instruments in the consolidated balance sheets, as well as the gross recognized derivative assets, liabilities and amounts offset in the consolidated balance sheets (in thousands):

		March 31, 2013(1)
Not Designated as ASC 815 Hedges	Balance Sheet Classification	Gross Recognized Assets/Liabilities	Gross Amounts Offset	Net Recognized Fair Value Assets/Liabilities
Derivative assets:
Commodity contracts	Prepaid expenses and other	$15,006	$(8,554)	$6,452
Commodity contracts	Other long-term assets	17,503	(574)	16,929
Embedded commodity contracts	Other long-term assets	26,861	(143)	26,718
Total derivative assets		$59,370	$(9,271)	$50,099

Derivative liabilities:
Commodity contracts	Current derivative liabilities	$27,320	$(8,554)	$18,766
Commodity contracts	Non-current derivative liabilities	1,541	(574)	967
Embedded commodity contracts	Non-current derivative liabilities	143	(143)	-
Total derivative liabilities		$29,004	$(9,271)	$19,733

		December 31, 2012(1)
Not Designated as ASC 815 Hedges	Balance Sheet Classification	Gross Recognized Assets/Liabilities	Gross Amounts Offset	Net Recognized Fair Value Assets/Liabilities
Derivative assets:
Commodity contracts	Prepaid expenses and other	$40,909	$(31,437)	$9,472
Commodity contracts	Other long-term assets	4,053	(2,189)	1,864
Embedded commodity contracts	Other long-term assets	24,038	(323)	23,715
Total derivative assets		$69,000	$(33,949)	$35,051

Derivative liabilities:
Commodity contracts	Current derivative liabilities	$53,392	$(31,437)	$21,955
Commodity contracts	Non-current derivative liabilities	3,867	(2,189)	1,678
Embedded commodity contracts	Non-current derivative liabilities	323	(323)	-
Total derivative liabilities		$57,582	$(33,949)	$23,633
_____________________
(1)
Because counterparties to the Company’s derivative contracts are lenders under Whiting Oil and Gas’ credit agreement, which eliminates its need to post or receive collateral associated with its derivative positions, columns for cash collateral pledged or received have not been presented in the tables above.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value March 31, 2013
Financial Assets
Commodity derivatives – current	$-	$6,452	$-	$6,452
Commodity derivatives – non-current	-	16,929	-	16,929
Embedded commodity derivatives – non-current	-	-	26,718	26,718
Total financial assets	$-	$23,381	$26,718	$50,099
Financial Liabilities
Commodity derivatives – current	$-	$18,766	$-	$18,766
Commodity derivatives – non-current	-	967	-	967
Total financial liabilities	$-	$19,733	$-	$19,733

	Level 1	Level 2	Level 3	Total Fair Value December 31, 2012
Financial Assets
Commodity derivatives – current	$-	$9,472	$-	$9,472
Commodity derivatives – non-current	-	1,864	-	1,864
Embedded commodity derivatives – non-current	-	-	23,715	23,715
Total financial assets	$-	$11,336	$23,715	$35,051
Financial Liabilities
Commodity derivatives – current	$-	$21,955	$-	$21,955
Commodity derivatives – non-current	-	1,678	-	1,678
Total financial liabilities	$-	$23,633	$-	$23,633

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above:

Commodity Derivatives.  Commodity derivative instruments consist of costless collars and swap contracts for crude oil.  The Company’s costless collars and swaps are valued based on an income approach.  Both the option and swap models consider various assumptions, such as quoted forward prices for commodities, time value and volatility factors.  These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy.  The discount rates used in the fair values of these instruments include a measure of either the Company’s or the counterparty’s nonperformance risk, as appropriate.  The Company utilizes counterparties’ valuations to assess the reasonableness of its own valuations.

Embedded Commodity Derivatives.  The embedded commodity derivative relates to a long-term CO2 purchase contract, which has a price adjustment clause that is linked to changes in NYMEX crude oil prices.  Whiting has determined that the portion of this contract linked to NYMEX oil prices is not clearly and closely related to its corresponding host contract, and the Company has therefore bifurcated this embedded pricing feature from the host contract and reflected it at fair value in its consolidated financial statements.  This embedded commodity derivative is valued based on an income approach.  The option model used in the valuation considers various assumptions, including quoted forward prices for commodities, LIBOR discount rates and either the Company’s or the counterparty’s nonperformance risk, as appropriate.

The assumptions used in the CO2 contract valuation include inputs that are both observable in the marketplace as well as unobservable during the term of the contract.  With respect to forward prices for NYMEX crude oil where there is a lack of price transparency in certain future periods, such unobservable oil price inputs are significant to the CO2 contract valuation methodology, and the contract’s fair value is therefore designated as Level 3 within the valuation hierarchy.

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

The following table presents a reconciliation of changes in the fair value of financial assets (liabilities) designated as Level 3 in the valuation hierarchy for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Fair value asset, beginning of period	$23,715	$12,980
Unrealized gains (losses) on embedded commodity derivative contracts included in earnings(1)	3,003	(4,114)
Transfers into (out of) Level 3	-	-
Fair value asset, end of period	$26,718	$8,866
_____________________
(1)	Included in commodity derivative loss, net in the consolidated statements of income.

Quantitative Information About Level 3 Fair Value Measurements.  The significant unobservable inputs used in the fair value measurement of the Company’s embedded commodity derivative contract designated as Level 3 are as follows:

	Fair Value at March 31, 2013 (in thousands)	Valuation Technique	Unobservable Input	Range (per Bbl)
Embedded commodity derivative	$ 26,718	Option model	Future prices of NYMEX crude oil after October 31, 2020	$85.40 - $111.85

Sensitivity to Changes in Significant Unobservable Inputs.  As presented in the table above, the significant unobservable inputs used in the fair value measurement of Whiting’s embedded commodity derivative within its CO2 purchase contract are the future prices of NYMEX crude oil from November 2020 to December 2029.  Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly lower (higher) fair value asset measurement.

Nonrecurring Fair Value Measurements.  The Company applies the provisions of the fair value measurement standard to its nonrecurring, non-financial measurements, including proved oil and gas property impairments.  The Company did not recognize any impairment write-downs with respect to its proved oil and gas properties during the 2013 or 2012 reporting periods presented.

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

Payments of 100% of the year’s Plan interests to employees and the vested percentages of former employees in the year’s Plan interests are made annually in cash after year-end.  Accrued compensation expense under the Plan for the three months ended March 31, 2013 and 2012 amounted to $10.3 million and $18.9 million, respectively, charged to general and administrative expense and $1.0 million and $2.0 million, respectively, charged to exploration expense.

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

The Company uses average historical prices to estimate the vested long-term Production Participation Plan liability.  At March 31, 2013, the Company used three-year average historical NYMEX prices of $91.00 for crude oil and $3.72 for natural gas to estimate this liability.  If the Company were to terminate the Plan or upon a change in control of the Company (as defined in the Plan), all employees fully vest and the Company would distribute to each Plan participant an amount, based upon the valuation method set forth in the Plan, in a lump sum payment twelve months after the date of termination or within one month after a change in control event.  Based on current strip prices at March 31, 2013, if the Company elected to terminate the Plan or if a change of control event occurred, it is estimated that the fully vested lump sum cash payment to employees would approximate $147.8 million.  This amount includes $16.2 million attributable to proved undeveloped oil and gas properties and $11.3 million relating to the short-term portion of the Plan liability, which has been accrued as a current payable to be paid in January 2014.  The ultimate sharing contribution for proved undeveloped oil and gas properties will be awarded in the year of Plan termination or change of control.  However, the Company has no intention to terminate the Plan.

The following table presents changes in the Plan’s estimated long-term liability (in thousands):

Long-term Production Participation Plan liability at January 1, 2013	$94,483
Change in liability for accretion, vesting, changes in estimates and new Plan year activity	15,756
Accrued compensation expense reflected as a current liability	(11,349)
Long-term Production Participation Plan liability at March 31, 2013	$98,890

8.	SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

6.25% Convertible Perpetual Preferred Stock—In June 2009, the Company completed a public offering of 6.25% convertible perpetual preferred stock (“preferred stock”), selling 3,450,000 shares at a price of $100.00 per share. As of March 31, 2013, however, only 172,129 shares of preferred stock remained outstanding.

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

Equity Incentive Plan—The Company maintains the Whiting Petroleum Corporation 2003 Equity Incentive Plan (the “2003 Equity Plan”), pursuant to which 2,978,323 shares of the Company’s common stock have been reserved for issuance.  No employee or officer participant may be granted options for more than 600,000 shares of common stock, stock appreciation rights relating to more than 600,000 shares of common stock, or more than 300,000 shares of restricted stock during any calendar year.  As of March 31, 2013, 372,146 shares of common stock remained available for grant under the 2003 Equity Plan.  At the Company’s 2013 Annual Meeting scheduled for May 7, 2013, shareholders will vote on whether to approve the Whiting Petroleum Corporation 2013 Equity Incentive Plan (the “2013 Equity Plan”), which, if approved, will replace the 2003 Equity Plan and will include the authority to issue 5,300,000 shares of the Company’s common stock.  Upon shareholder approval of the 2013 Equity Plan, the 2003 Equity Plan will terminate and no new awards will be granted under the plan.

For the three months ended March 31, 2013 and 2012, total stock compensation expense recognized for restricted share awards and stock options was $6.7 million and $4.2 million, respectively.

Restricted Shares.  Restricted stock awards for executive officers and employees generally vest ratably over a three-year service period, while awards to directors generally vest ratably over a one or three-year service period.  The Company uses historical data and projections to estimate expected employee behaviors related to restricted stock forfeitures.  The expected forfeitures are then included as part of the grant date estimate of compensation cost.  For service-based restricted stock awards, the grant date fair value is determined based on the closing bid price of the Company’s common stock on the grant date.

In January 2013 and 2012, 751,872 shares and 444,501 shares, respectively, of restricted stock, subject to certain market-based vesting criteria in addition to the standard three-year service condition, were granted to executive officers under the 2003 Equity Plan.  Vesting each year is subject to the condition that Whiting’s stock price increases by a greater percentage, or decreases by a lesser percentage, than the average percentage increase or decrease, respectively, of the stock prices of a peer group of companies.  The market-based conditions must be met in order for the stock awards to vest, and it is therefore possible that no shares could vest in one or more of the three-year vesting periods.  However, the Company recognizes compensation expense for awards subject to market conditions regardless of whether it becomes probable that these conditions will be achieved or not, and compensation expense is not reversed if vesting does not actually occur.

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

	2013	2012
Number of simulations	65,000	65,000
Expected volatility	43.1%	51.9%
Risk-free rate	0.41%	0.35%
Dividend yield	-	-

The grant date fair value of the market-based restricted stock as determined by the Monte Carlo valuation model was $23.01 per share and $29.45 per share in January 2013 and 2012, respectively.

The following table shows a summary of the Company’s nonvested restricted stock as of March 31, 2013, as well as activity during the three months then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards nonvested, January 1, 2013	951,026	$37.02
Granted	920,061	27.17
Vested	(310,140)	34.20
Forfeited	(1,911)	54.11
Restricted stock awards nonvested, March 31, 2013	1,559,036	$31.75

As of March 31, 2013, there was $28.5 million of total unrecognized compensation cost related to unvested restricted stock granted under the stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.4 years.

Stock Options.  In January 2012, 45,359 stock options were granted under the 2003 Equity Plan to certain executive officers of the Company with exercise prices equal to the closing market price of the Company’s common stock on the grant date.  There were no stock options granted under the 2003 Equity Plan during the first quarter of 2013.  These stock options vest ratably over a three-year service period from the grant date and are exercisable immediately upon vesting through the tenth anniversary of the grant date.

The Company uses a Black-Scholes option-pricing model to estimate the fair value of stock option awards.  Because the Company first granted stock options in 2009, it does not have historical exercise data upon which to estimate the expected term of the options.  As such, the Company has elected to estimate the expected term of the stock options granted using the “simplified” method for “plain vanilla” options.  The expected volatility at the grant date is based on the historical volatility of Whiting’s common stock, and the risk-free interest rate is determined based on the yield on U.S. Treasury strips with maturities similar to those of the expected term of the stock options.  The following table summarizes the assumptions used to estimate the grant date fair value of stock options awarded in 2012:

2012
Risk-free interest rate	1.19%
Expected volatility	61.4%
Expected term	6.0 yrs.
Dividend yield	-

The grant date fair value of the stock options awarded, as determined by the Black-Scholes valuation model, was $28.88 per share in January 2012.

The following table shows a summary of the Company’s stock options outstanding as of March 31, 2013 as well as activity during the three months then ended (aggregate intrinsic value presented in thousands):

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Options outstanding at January 1, 2013	422,695	$28.79
Granted	-	-
Exercised	-	-	$-
Forfeited or expired	-	-
Options outstanding at March 31, 2013	422,695	$28.79	$10,100.8	6.7
Options vested and expected to vest at March 31, 2013	422,695	$28.79	$10,100.8	6.7
Options exercisable at March 31, 2013	365,511	$24.61	$10,100.8	6.4

Unrecognized compensation cost as of March 31, 2013 related to unvested stock option awards was $0.7 million, which is expected to be recognized over a period of 1.5 years.

Noncontrolling Interest—The noncontrolling interest represents an unrelated third party’s 25% ownership interest in Sustainable Water Resources, LLC.  The table below summarizes the activity for the equity attributable to the noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at January 1	$8,184	$8,274
Contributions from noncontrolling interest	-	-
Net income (loss)	(19)	(24)
Balance at March 31	$8,165	$8,250

9.	INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2013 and 2012 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

10.	EARNINGS PER SHARE

The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Basic Earnings Per Share
Numerator:
Net income available to shareholders	$86,263	$98,470
Preferred stock dividends	(269)	(269)
Net income available to common shareholders, basic	$85,994	$98,201
Denominator:
Weighted average shares outstanding, basic	117,788	117,517
Diluted Earnings Per Share
Numerator:
Net income available to common shareholders, basic	$85,994	$98,201
Preferred stock dividends	269	269
Adjusted net income available to common shareholders, diluted	$86,263	$98,470
Denominator:
Weighted average shares outstanding, basic	117,788	117,517
Restricted stock and stock options	682	585
Convertible perpetual preferred stock	793	794
Weighted average shares outstanding, diluted	119,263	118,896
Earnings per common share, basic	$0.73	$0.84
Earnings per common share, diluted	$0.72	$0.83

For the three months ended March 31, 2013, the diluted earnings per share calculation excludes (i) the dilutive effect of 171,682 incremental shares of restricted stock that did not meet its market-based vesting criteria as of March 31, 2013, and (ii) the dilutive effect of 312 common shares for stock options that were out-of-the-money.  For the three months ended March 31, 2012, the diluted earnings per share calculation excludes the dilutive effect of 7,006 common shares for stock options that were out-of-the-money.

11.	ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”).  The objective of ASU 2011-11 is to require an entity to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position.  In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with FASB ASC Topic 815, Derivative and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse purchase agreements, and securities lending transactions that are either offset in accordance with FASB ASC Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  ASU 2011-11 and ASU 2013-01 are effective for interim and annual reporting periods beginning on or after January 1, 2013 and should be applied retrospectively.  The Company adopted ASU 2011-11 and ASU 2013-01 effective January 1, 2013, which did not have an impact on the Company’s consolidated financial statements other than additional disclosures.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”).  The objective of ASU 2012-02 is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by permitting an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired, as a basis for determining whether it is necessary to perform a quantitative impairment test.  ASU 2012-02 is effective for interim and annual reporting periods beginning after September 15, 2012.  The Company adopted ASU 2012-02 effective January 1, 2013, which did not have an impact on the Company’s consolidated financial statements.

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  The objective of ASU 2013-02 is to improve the reporting of reclassifications out of AOCI by requiring an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  ASU 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012.  The Company adopted ASU 2013-02 effective January 1, 2013, which did not have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”).  The objective of ASU 2013-04 is to provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date.  ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this standard will not have a significant impact on the Company’s consolidated financial statements.

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

	2011				2012				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude Oil	$94.25	$102.55	$89.81	$94.02	$102.94	$93.51	$92.19	$88.20	$94.34
Natural Gas	$4.10	$4.32	$4.20	$3.54	$2.72	$2.21	$2.81	$3.41	$3.34

Lower oil and natural gas prices may not only decrease our revenues, but may also reduce the amount of oil and natural gas that we can produce economically and therefore potentially lower our oil and gas reserves.  A substantial or extended decline in oil or natural gas prices may result in impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to finance planned capital expenditures.  Lower oil and gas prices may also reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders and which is based on the collateral value of our proved reserves that have been mortgaged to the lenders.  Alternatively, higher oil and natural gas prices may result in significant non-cash, mark-to-market losses being incurred on our commodity-based derivatives, which may in turn cause us to experience net losses.

2013 Highlights and Future Considerations

Operational Highlights.

Sanish.  Our Sanish field in Mountrail County, North Dakota targets the Bakken and Three Forks formations.  Net production in the Sanish field averaged 33.3 MBOE/d for the first quarter of 2013, representing a 16% increase from 28.8 MBOE/d in the first quarter of 2012.  As of March 31, 2013, we had seven drilling rigs active in the Sanish field.  Two of these rigs are drilling multiple wells from the same drilling location or well pad (“pad drilling”), and as a result, we are realizing cost efficiencies with the use of multi-well pads in the drilling and completion of wells.  We plan to initiate a higher density pilot program in the Sanish field in the second quarter of 2013, and we also plan to re-fracture stimulate several wells in our Sanish field in 2013.

Lewis & Clark/Pronghorn.  Our Lewis & Clark/Pronghorn prospects are located primarily in the Stark and Billings counties of North Dakota and run along the Bakken shale pinch-out in the southern Williston Basin.  In this area, the Upper Bakken shale is thermally mature, moderately over-pressured, and we believe that it has charged reservoir zones within the immediately underlying Pronghorn Sand and Three Forks formations (Middle Bakken and Lower Bakken Shale is absent).  Net production in the Lewis & Clark/Pronghorn prospects averaged 13.8 MBOE/d in the first quarter of 2013, representing a 52% increase from 9.1 MBOE/d in the first quarter of 2012.  As of March 31, 2013, we had six drilling rigs operating in the Pronghorn prospect, making this our second most active area in the Williston Basin.  Four of the rigs working in the Pronghorn prospect are utilizing pad drilling, drilling two or three wells from each pad.  We are realizing cost efficiencies with the use of multi-well pads in the drilling and completion of wells.  We also plan to conduct a higher density pilot program in the Pronghorn prospect in 2013.

We have completed the construction of our gas processing plant located south of Belfield, North Dakota, which has a processing capacity of 30 MMcf/d and which primarily processes production from the Pronghorn area.  Currently, there is inlet compression in place to process 24 MMcf/d, and as of March 31, 2013 the plant was processing 15 MMcf/d.  In November 2012, we began connecting other operators’ wells to the plant.  We intend to add inlet compression during 2013 in order to fully utilize the 30 MMcf/d processing capability.  We are also currently installing fractionation equipment to convert NGLs into propane and butane, which end products can then be sold locally for higher realized prices.  In May 2012, we sold a 50% ownership interest in the plant, gathering systems and related facilities.  We retained a 50% ownership interest and will continue to operate the Belfield plant and facilities.  Additionally, we completed construction on an oil terminal and a seven-mile oil transmission line to allow for the delivery of oil production from the Pronghorn prospect into the Bridger Four Bears oil transmission system.  The use of this terminal will reduce our transportation costs per barrel and increase our returns on the development of this prospect.

Hidden Bench/Tarpon.  Our Hidden Bench and Tarpon prospects in McKenzie County, North Dakota target the Bakken and Three Forks formations.  In the first quarter of 2013, net production from the Hidden Bench/Tarpon prospects averaged 4.0 MBOE/d, representing a 30% increase from 3.1 MBOE/d in the fourth quarter of 2012.  We drilled a highly productive Tarpon Federal well in late 2011 in the Tarpon prospect.  Based on these results, we had planned to drill additional wells in Tarpon but were delayed by federal drilling permit requirements for these wells.  During the fourth quarter of 2012, we received the required permits and drilled four additional wells in this area.  We expect to drill most of the remaining planned Tarpon development wells during 2013.  We have implemented pad drilling at our Tarpon prospect and plan to drill three wells from each pad.

Missouri Breaks Prospect.  Our Missouri Breaks prospect, which is located in Richland County, Montana and McKenzie County, North Dakota, targets the Middle Bakken formation.  In the first quarter of 2013, net production from the Missouri Breaks prospect averaged 2.0 MBOE/d, representing a 19% increase from 1.7 MBOE/d in the fourth quarter of 2012.  We have drilled successful wells on the western, eastern and southern portions of our acreage.

Big Island Prospect. Our Big Island prospect, which is located in Golden Valley County, North Dakota and Wibaux County, Montana, targets the Red River formation.  We are using 3-D seismic interpretations to identify Red River drilling locations at our Big Island prospect.  We plan to use a horizontal well to test the Lower Red River “D” zone in 2013.  During the first quarter of 2013, we completed two successful vertical wells in the Upper Red River “D” zone in this prospect.

North Ward Estes.  The North Ward Estes field is located in the Ward and Winkler counties of Texas, and we continue to have significant development and related infrastructure activity in this field since we acquired it in 2005.  Our activity at North Ward Estes to date has resulted in substantial reserve additions and production increases, and our expansion of the CO2 flood in this area continues to generate positive results.

North Ward Estes has been responding positively to the water and CO2 floods that we initiated in May 2007.  We are currently injecting CO2 in one of the largest phases of our eight-phase project at North Ward Estes, and we anticipate a production response in the second quarter of 2013.  Net production from North Ward Estes averaged 8.5 MBOE/d for the first quarter of 2013, which was consistent with this field’s production rates in the fourth quarter of 2012.  As of March 31, 2013, we were injecting approximately 330 MMcf/d of CO2 into the field, over half of which is recycled.

Postle.  The Postle field is located in Texas County, Oklahoma and produces from the Morrow sandstone.  Postle averaged 7.7 MBOE/d in the first quarter of 2013, which represents a 2% decrease from 7.8 MBOE/d in the fourth quarter of 2012.  As of March 31, 2013, we were injecting approximately 110 MMcf/d of CO2 into the field, over half of which is recycled.

Big Tex.  Our Big Tex prospect in Pecos, Reeves and Ward counties, Texas targets the Brushy Canyon, Bone Spring and Wolfcamp horizons.  During 2013, we plan to drill at least three wells in the Big Tex prospect, all of which are expected to be horizontal Upper Wolfcamp wells.  In late 2012, we completed a well utilizing a cemented liner and a plug and perf completion technique that is providing encouraging early results.  Based on the performance of this well, we plan to implement this completion strategy on the horizontal wells drilled in this prospect during 2013 and to move a drilling rig onto this prospect in the second quarter of 2013.

Redtail.  Our Redtail prospect in the Denver Julesberg Basin in Weld County, Colorado targets the Niobrara formation.  In 2012, we drilled 15 wells in this prospect, and we are very encouraged with the results.  We plan to drill up to eight Niobrara “B” wells per spacing unit and four Niobrara “A” wells per spacing unit.  The associated gas produced with the Niobrara oil must be processed before being sold, and we have therefore initiated the construction of our own gas processing plant in Weld County, Colorado for this purpose.  The plant’s planned inlet capacity will be 15 MMcf/d.  The air permit for the plant was filed with the Colorado Department of Public Health and Environment in November 2012.  We have ordered the major equipment necessary to construct this plant, and we anticipate having the plant online in early 2014.  As of March 31, 2013, we had one drilling rig operating in this area, and we plan to add a second drilling rig that is pad capable in mid-year 2013 and a third before the end of 2013.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

	Three Months Ended March 31,
	2013	2012
Net production:
Oil (MMBbl)	6.3	5.6
NGLs (MMBbl)	0.7	0.6
Natural gas (Bcf)	6.4	6.6
Total production (MMBOE)	8.0	7.3
Net sales (in millions):
Oil (1)	$550.7	$505.3
NGLs	30.2	30.7
Natural gas (1)	24.2	22.7
Total oil, NGL and natural gas sales	$605.1	$558.7
Average sales prices:
Oil (per Bbl)	$88.11	$90.51
Effect of oil hedges on average price (per Bbl)	(0.85)	(2.54)
Oil net of hedging (per Bbl)	$87.26	$87.97
Average NYMEX price (per Bbl)	$94.34	$102.94
NGLs (per Bbl)	$42.56	$46.26
Natural gas (per Mcf)	$3.80	$3.43
Effect of natural gas hedges on average price (per Mcf)	-	0.07
Natural gas net of hedging (per Mcf)	$3.80	$3.50
Average NYMEX price (per Mcf)	$3.34	$2.72
Cost and expenses (per BOE):
Lease operating expenses	$12.45	$12.90
Production taxes	$6.39	$6.07
Depreciation, depletion and amortization expense	$25.08	$21.25
General and administrative expenses	$3.60	$4.68
_____________________
(1)	Before consideration of hedging transactions.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue increased $46.4 million to $605.1 million when comparing the first quarter of 2013 to the same period in 2012.  Sales revenue is a function of oil and gas volumes sold and average commodity prices realized.  Our oil sales volumes increased 12%, and our NGL sales volumes increased 7% between periods, while our natural gas sales volumes decreased 4%.  The oil volume increase resulted primarily from drilling success at our Sanish field, Lewis & Clark/Pronghorn prospects, Missouri Breaks prospect and Hidden Bench/Tarpon prospects.  During the first quarter of 2013, oil production from our Sanish field increased 340 MBbl, oil production from our Lewis & Clark/Pronghorn prospects increased 300 MBbl, oil production from our Missouri Breaks prospect increased 165 MBbl, and oil production from our Hidden Bench/Tarpon prospects increased 120 MBbl over the same period in 2012.  These production increases were partially offset by the Whiting USA Trust II (“Trust II”) divestiture, which negatively impacted first quarter 2013 oil production by 295 MBbl.  Our NGLs are generally produced concurrently with our crude oil volumes, resulting in a high correlation between fluctuations in our oil quantities sold and our NGL quantities sold.  As a result, our NGL sales volume increases generally relate to the same areas as our oil volume increases, such as our Lewis & Clark/Pronghorn prospects and our Hidden Bench/Tarpon prospects.  The gas volume decline between periods was primarily the result of normal field production decline across several of our areas, the most notable of which was our Flat Rock field where production volumes decreased 340 MMcf comparing the first quarter of 2013 to first quarter 2012 production.  In addition, the Trust II divestiture in March 2012 negatively impacted first quarter 2013 gas production by 545 MMcf.  These gas volume declines were partially offset by increases in associated gas production of 370 MMcf at our Sanish field and 365 MMcf at our Lewis & Clark/Pronghorn prospects, related to new wells drilled and completed in these areas during the past twelve months.

Also contributing to the above crude oil and NGL production-related increases in net revenue, was an 11% increase in the average sales price realized for natural gas in the first quarter of 2013 compared to the first quarter of 2012.  These increases were partially offset by decreases in the average sales prices realized for oil and NGLs.  Our average price for oil before the effects of hedging decreased 3%, and our average price for NGLs decreased 8% between periods.

Gain (Loss) on Hedging Activities.  Our gain (loss) on hedging activities changed by $1.3 million in 2013 as compared to the first quarter of 2012, and it consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Gains (losses) reclassified from AOCI on de-designated hedges	$(211)	$1,127

Effective April 1, 2009, we elected to de-designate all of our commodity derivative contracts that had been previously designated as cash flow hedges, and we elected to discontinue all hedge accounting prospectively.  Accordingly, each period we reclassify from accumulated other comprehensive income (“AOCI”) into earnings unrealized gains (which were frozen in AOCI on the April 1, 2009 de-designation date) upon the expiration of these de-designated crude oil hedges, and we report such non-cash unrealized gains and losses as gain (loss) on hedging activities.

See Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” for a list of our outstanding derivatives as of April 1, 2013.

Lease Operating Expenses.  Our lease operating expenses (“LOE”) during the first quarter of 2013 were $99.9 million, a $5.1 million increase over the same period in 2012.  Higher LOE in 2013 were primarily related to an $11.6 million increase in the cost of oil field goods and services and gas plant operating expenses, both of which were associated with net wells we added during the last twelve months.  This increase was partially offset by a decrease in well workover activity from $26.3 million in the first quarter of 2012 to $19.8 million in the first quarter of 2013, primarily due to a lower number of well workovers being conducted at our CO2 projects at Postle and North Ward Estes and on certain other fields in western Texas.

Our lease operating expenses on a BOE basis, however, decreased during the first quarter of 2013.  LOE per BOE amounted to $12.45 during the first quarter of 2013, which was down from $12.90 per BOE during the first quarter of 2012.  This decrease was mainly due to higher overall production volumes between periods and the decline in well workover costs, as discussed above.

Production Taxes.  Our production taxes during the first quarter of 2013 were $51.3 million, a $6.7 million increase over the same period in 2012, which increase was primarily due to higher oil, NGL and natural gas sales between periods.  However, our production taxes are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis was 8.5% and 8.0% for the first quarter of 2013 and 2012, respectively.  Our production tax rate of 8.5% for the first quarter of 2013 was greater than the rate for the same period in 2012 due to successful wells completed during the past twelve months in North Dakota, which has an 11.5% tax rate.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization (“DD&A”) expense increased $45.0 million in 2013 as compared to the first quarter of 2012.  The components of our DD&A expense were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Depletion	$196,823	$153,419
Depreciation	1,083	794
Accretion of asset retirement obligations	3,253	1,907
Total	$201,159	$156,120

DD&A increased in in the first quarter of 2013 primarily due to $43.4 million in higher depletion expense between periods.  Of this increase, $26.9 million related to higher depletion rates between periods and $16.5 million related to the increase in our overall production volumes during the first quarter of 2013.  On a BOE basis, our overall DD&A rate of $25.08 for the first quarter of 2013 was 18% higher than the rate of $21.25 for the same period in 2012 due to $2,009.5 million in drilling and development expenditures during the past twelve months, which were partially offset by reserve additions during this same time period.

Exploration and Impairment Costs.  Our exploration and impairment costs increased $9.7 million in the first quarter of 2013 as compared to the same period in 2012.  The components of our exploration and impairment costs were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Exploration	$18,866	$9,744
Impairment	18,414	17,834
Total	$37,280	$27,578

Exploration costs increased $9.1 million during the first quarter of 2013 as compared to the same period in 2012 primarily due to an increase in geological and geophysical (“G&G”) activity.  G&G costs, such as seismic studies, amounted to $12.1 million during the first three months of 2013 as compared to $3.0 million during the first three months of 2012.

Impairment expense in the first quarter of 2013 and 2012 primarily related to the amortization of leasehold costs associated with individually insignificant unproved properties, and such amortization resulted in impairment expense of $18.3 million in the first quarter of 2013 as compared to $12.8 million in the first quarter of 2012.  Also in 2012, acreage costs of $5.0 million were written-off to impairment expense in the first quarter for leases that had reached their expiration dates but where no wells had been drilled on such acreage.

General and Administrative Expenses.  We report general and administrative expenses net of third-party reimbursements and internal allocations.  The components of our general and administrative expenses were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
General and administrative expenses	$55,072	$54,309
Reimbursements and allocations	(26,187)	(19,941)
General and administrative expense, net	$28,885	$34,368

General and administrative expense before reimbursements and allocations (“G&A”) increased $0.8 million during the first quarter of 2013 as compared to the same period in 2012 primarily due to higher employee compensation and a $0.9 million increase in professional fees.  Employee compensation increased $8.5 million in the first quarter of 2013 as compared to the same period in 2012 due to personnel hired during the past twelve months, general pay increases and higher stock compensation between periods.  The increases in G&A were largely offset by an $8.6 million decrease in accrued Production Participation Plan (the “Plan”) distributions between periods.  Accrued Plan distributions were higher at March 31, 2012 due to the Trust II net profits interest divestiture in March 2012, which in turn triggered $8.6 million of distributions payable to Plan participants as a result of this monetization of Plan assets.

The increase in reimbursements and allocations for the first quarter of 2013 was primarily caused by higher salary costs and a greater number of field workers on Whiting-operated properties.  Our general and administrative expenses as a percentage of oil, NGL and natural gas sales decreased from 6% in the first quarter of 2012 to 5% in the first quarter of 2013.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Senior Subordinated Notes	$10,062	$10,062
Credit agreement	9,272	6,801
Amortization of debt issue costs and debt discount	2,435	2,340
Other	23	14
Capitalized interest	(322)	(761)
Total	$21,470	$18,456

The increase in interest expense of $3.0 million between periods was mainly attributable to a $2.5 million increase in the amount of interest incurred on our credit agreement during the first quarter of 2013 as compared to the first quarter of 2012.  Our credit agreement interest was higher in 2013 due to a greater amount of borrowings outstanding under this facility.  Our weighted average debt outstanding during the first quarter of 2013 was $2,028.1 million versus $1,544.5 million for the first quarter of 2012.  Our weighted average effective cash interest rate was 3.8% during the first quarter of 2013 compared to 4.4% during the first quarter of 2012.

Commodity Derivative Loss, Net.  All of our commodity derivative contracts as well as our embedded derivatives are marked-to-market each quarter with fair value gains and losses recognized immediately in earnings, as commodity derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment from the counterparty, and such cash settlement gains and losses (except for settlements on embedded derivatives) are also recorded immediately to earnings as commodity derivative (gain) loss, net.  The components of commodity derivative loss, net were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Change in unrealized losses on derivative contracts	$25,953	$15,672
Realized cash settlement losses	5,304	13,731
Total	$31,257	$29,403

With respect to our open derivative contracts at March 31, 2013, the futures curve of forecasted commodity prices (“forward price curve”) for crude oil was generally below the forward price curves that were in effect when the majority of these contracts were entered into, resulting in a net fair value asset position at the end of the first quarter of 2013.  However, with respect to our open derivative contracts at March 31, 2012, the forward price curve for crude oil generally exceeded the forward price curves that were in effect when the majority of these contracts were entered into, resulting in a net fair value liability position at the end of the first quarter of 2012.  The change in unrealized losses on derivative contracts in the first quarter of 2013 resulted in a $26.0 million loss due to the upward shift in the forward price curve for NYMEX crude oil from January 1 to March 31, 2013.  The change in unrealized losses on derivative contracts in the first quarter of 2012 resulted in a $15.7 million loss due to a less significant upward shift in the same forward price curve from January 1 to March 31, 2012.

Income Tax Expense.  Income tax expense totaled $51.5 million for the first quarter of 2013 as compared to $59.0 million of income tax for the first quarter of 2012, a decrease of $7.5 million that was mainly related to $19.7 million in lower pre-tax income between periods.

Our effective tax rates for the periods ending March 31, 2013 and 2012 differ from the U.S. statutory income tax rate primarily due to the effects of state income taxes and permanent taxable differences.  Our overall effective tax rate only decreased slightly between periods from 37.5% for the first quarter of 2012 to 37.4% for the first quarter of 2013.

Liquidity and Capital Resources

Overview.  At March 31, 2013, our debt to total capitalization ratio was 37.3%, we had $8.2 million of cash on hand and $3,532.4 million of equity.  At December 31, 2012, our debt to total capitalization ratio was 34.3%, we had $44.8 million of cash on hand and $3,445.0 million of equity.  In the first quarter of 2013, we generated $297.6 million of cash provided by operating activities, a decrease of $55.4 million over the same period in 2012.  Cash provided by operating activities decreased primarily due to lower realized sales prices for oil and NGLs and lower natural gas production volumes, as well as increased lease operating expenses, production taxes, exploration costs and cash interest expense in the first quarter of 2013.  These negative factors were partially offset by higher crude oil and NGL production volumes, higher realized sales prices for natural gas and decreased general and administrative expense in the first quarter of 2013 as compared to the same period in 2012.  See “Results of Operations” for more information on the impact of prices and volumes on revenues and for more information on increases and decreases in certain expenses during the first quarter of 2013.  Cash flows from operating activities plus $300.0 million in net borrowings under our credit agreement were used to finance $536.7 million of drilling and development expenditures, $44.9 million in investing derivative purchases and $44.6 million of cash acquisition capital expenditures paid in the first quarter of 2013.  The following chart details our exploration, development and undeveloped acreage expenditures incurred by region during the first quarter of 2013 (in thousands):

	Drilling and Development Expenditures	Undeveloped Leasehold Expenditures	Exploration Expenditures	Total Expenditures	% of Total
Rocky Mountains	$432,053	$9,709	$11,429	$453,191	80%
Permian Basin	82,394	(294)	4,930	87,030	15%
Mid-Continent	19,010	887	326	20,223	4%
Gulf Coast	1,301	4,770	2,161	8,232	1%
Michigan	581	7	20	608	-%
Total incurred	535,339	15,079	18,866	569,284	100%
Decrease in accrued capital expenditures	1,351	-	-	1,351
Total paid	$536,690	$15,079	$18,866	$570,635

We continually evaluate our capital needs and compare them to our capital resources.  Our current 2013 exploration and development budget is $2,200.0 million, which we expect to fund substantially with net cash provided by our operating activities, borrowings under our credit facility and certain oil and gas property divestitures.  This represents a 4% increase from the $2,111.5 million incurred on exploration, development and acreage expenditures during 2012, and based on this level of capital spending, we are forecasting production growth in 2013 over our 2012 production level of 30.2 MMBOE.  We expect to allocate $1,914.5 million of our 2013 budget to exploration and development activity, $108.0 million for undeveloped acreage and $177.5 million for facilities.  Although we have only budgeted $108.0 million for undeveloped leasehold expenditures in 2013, we will continue to selectively pursue property acquisitions that complement our existing core property base.  We believe that should additional attractive acquisition opportunities arise or exploration and development expenditures exceed $2,200.0 million, we will be able to finance additional capital expenditures with cash on hand, cash flows from operating activities, borrowings under our credit agreement, issuances of additional debt or equity securities, agreements with industry partners or divestitures of certain oil and gas property interests.  Our level of exploration, development and acreage expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among other factors.  We believe that we have sufficient liquidity and capital resources to execute our business plans over the next 12 months and for the foreseeable future.  In addition, with our expected cash flow streams, commodity price hedging strategies, current liquidity levels, access to debt and equity markets and flexibility to modify future capital expenditure programs, we expect to be able to fund all planned capital programs and debt repayments; comply with our debt covenants; and meet other obligations that may arise from our oil and gas operations.

Credit Agreement.  Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), our wholly-owned subsidiary, has a credit agreement with a syndicate of banks that as of March 31, 2013 had a borrowing base of $2.5 billion, of which $2.0 billion has been committed by lenders and is available for borrowing.  We may increase the maximum aggregate amount of commitments under the credit agreement from $2.0 billion to $2.5 billion if certain conditions are satisfied, including the consent of lenders participating in the increase.  As of March 31, 2013, we had $497.6 million of available borrowing capacity, which was net of $1,500.0 million in borrowings and $2.4 million in letters of credit outstanding.

The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of our proved reserves that have been mortgaged to the lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  A portion of the revolving credit facility in an aggregate amount not to exceed $50.0 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of ours.  As of March 31, 2013, $47.6 million was available for additional letters of credit under the agreement.

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

The credit agreement contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of our lenders.  Except for limited exceptions, which include the payment of dividends on our 6.25% convertible perpetual preferred stock, the credit agreement also restricts our ability to make any dividend payments or distributions on our common stock.  These restrictions apply to all of the net assets of Whiting Oil and Gas.  The credit agreement requires us, as of the last day of any quarter, (i) to not exceed a total debt to the last four quarters’ EBITDAX ratio (as defined in the credit agreement) of 4.0 to 1.0 and (ii) to have a consolidated current assets to consolidated current liabilities ratio (as defined in the credit agreement and which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0.  We were in compliance with our covenants under the credit agreement as of March 31, 2013.

For further information on the interest rates and loan security related to our credit agreement, refer to the Long-Term Debt footnote in the notes to consolidated financial statements.

Senior Subordinated Notes.  In September 2010, we issued at par $350.0 million of 6.5% Senior Subordinated Notes due October 2018.  In October 2005, we issued at par $250.0 million of 7% Senior Subordinated Notes due February 2014.  We plan to repay the 7% Senior Subordinated Notes due in 2014 in their entirety when they mature.

The indentures governing the notes restrict us from incurring additional indebtedness, subject to certain exceptions, unless our fixed charge coverage ratio (as defined in the indentures) is at least 2.0 to 1.  If we were in violation of this covenant, then we may not be able to incur additional indebtedness, including under Whiting Oil and Gas Corporation’s credit agreement.  Additionally, the indentures governing the notes contain restrictive covenants that may limit our ability to, among other things, pay cash dividends, redeem or repurchase our capital stock or our subordinated debt, make investments or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of ours and our restricted subsidiaries taken as a whole and enter into hedging contracts.  These covenants may potentially limit the discretion of our management in certain respects.  We were in compliance with these covenants as of March 31, 2013.  However, a substantial or extended decline in oil, NGL or natural gas prices may adversely affect our ability to comply with these covenants in the future.

Contractual Obligations and Commitments

Schedule of Contractual Obligations.  The table below does not include our Production Participation Plan liability of $110.2 million (which amount comprises both the long and short-term portions of this obligation) as of March 31, 2013, since we cannot determine with accuracy the timing or amounts of future payments other than the short-term portion.  The following table summarizes our obligations and commitments as of March 31, 2013 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$2,100,000	$250,000	$-	$1,500,000	$350,000
Cash interest expense on debt (2)	240,520	70,483	111,800	46,862	11,375
Derivative contract liability fair value (3)	19,733	18,766	967	-	-
Asset retirement obligations (4)	101,249	11,574	12,515	12,688	64,472
Tax sharing liability (5)	22,969	1,452	21,517	-	-
Purchase obligations (6)	693,858	66,997	211,312	165,781	249,768
Drilling rig contracts (7)	164,429	90,610	73,819	-	-
Operating leases (8)	32,339	5,601	11,738	10,381	4,619
Total	$3,375,097	$515,483	$443,668	$1,735,712	$680,234
_____________________
(1)
Long-term debt consists of the 7% Senior Subordinated Notes due 2014, the 6.5% Senior Subordinated Notes due 2018 and the outstanding borrowings under our credit agreement due in 2016, and assumes no principal repayment until the due date of the instruments.

(2)
Cash interest expense on the 7% Senior Subordinated Notes due 2014 and the 6.5% Senior Subordinated Notes due 2018 is estimated assuming no principal repayment until the due dates of the instruments.  Cash interest expense on the credit agreement is estimated assuming no principal repayment until the 2016 instrument due date and is estimated at a fixed interest rate of 2.2%.

(3)
The above derivative obligation at March 31, 2013 primarily consists of (i) an $18.3 million fair value liability for derivative contracts we have entered into on our own behalf, primarily in the form of costless collars and swaps, to hedge our exposure to crude oil price fluctuations and (ii) a $1.4 million payable to Trust II for derivative contracts that we have entered into but have in turn conveyed to Trust II (although these derivatives are in a fair value asset position at quarter end, 90% of such derivative assets are due to Trust II under the terms of the conveyance).  With respect to only a portion of our open derivative contracts at March 31, 2013 with certain counterparties, the forward price curve for crude oil generally exceeded the price curve that was in effect when these contracts were entered into, resulting in a derivative fair value liability.  If current market prices are higher than a collar’s price ceiling when the cash settlement amount is calculated, we are required to pay the contract counterparties.  The ultimate settlement amounts under our derivative contracts are unknown, however, as they are subject to continuing market risk and commodity price volatility.

(4)
Asset retirement obligations represent the present value of estimated amounts expected to be incurred in the future to plug and abandon oil and gas wells, remediate oil and gas properties and dismantle their related facilities.

(5)
Amounts shown represent the present value of estimated payments due to Alliant Energy based on projected future income tax benefits attributable to an increase in our tax bases.  As a result of the Tax Separation and Indemnification Agreement signed with Alliant Energy, the increased tax bases are expected to result in increased future income tax deductions and, accordingly, may reduce income taxes otherwise payable by us.  Under this agreement, we have agreed to pay Alliant Energy 90% of the tax benefits we realize annually as a result of this step up in tax basis for the years ending on or prior to December 31, 2013.  In November 2014, we will be obligated to pay Alliant Energy the present value of the remaining tax benefits assuming all such tax benefits will be realized in future years.

(6)
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

(7)
We currently have ten drilling rigs under long-term contract, of which one drilling rig expires in 2013, six in 2014, one in 2015 and two in 2016.  All of these rigs are operating in the Rocky Mountains region.  As of March 31, 2013, early termination of the remaining contracts would require termination penalties of $127.3 million, which would be in lieu of paying the remaining drilling commitments of $164.4 million.  No other drilling rigs working for us are currently under long-term contracts or contracts that cannot be terminated at the end of the well that is currently being drilled.  Due to the short-term and indeterminate nature of the time remaining on rigs drilling on a well-by-well basis, such obligations have not been included in this table.

(8)
We lease 172,400 square feet of administrative office space in Denver, Colorado under an operating lease arrangement expiring in 2018, 46,700 square feet of office space in Midland, Texas expiring in 2020 and 20,000 square feet of office space in Dickinson, North Dakota expiring in 2016.  In addition, we entered into a lease for several residential apartments in Watford City and Dickinson, North Dakota under an operating lease agreement expiring in 2015.

Based on current oil and natural gas prices and anticipated levels of production, we believe that the estimated net cash generated from operations, together with cash on hand and amounts available under our credit agreement as well as sales proceeds from certain oil and gas property divestitures, will be adequate to meet future liquidity needs, including satisfying our financial obligations and funding our operations and exploration and development activities.

New Accounting Pronouncements

For further information on the effects of recently adopted accounting pronouncements and the potential effects of new accounting pronouncements, refer to the Adopted and Recently Issued Accounting Pronouncements footnote in the notes to consolidated financial statements.

Critical Accounting Policies and Estimates

Information regarding critical accounting policies and estimates is contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Effects of Inflation and Pricing

We experienced increased costs during 2012 and the first quarter of 2013 due to increased demand for oil field products and services.  The oil and gas industry is very cyclical, and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and not adjust downward in proportion to prices.  Material changes in prices also impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, depletion expense, impairment assessments of oil and gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

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

These risks and uncertainties include, but are not limited to: declines in oil, NGL or natural gas prices; our level of success in exploration, development and production activities; adverse weather conditions that may negatively impact development or production activities; the timing of our exploration and development expenditures; our ability to obtain sufficient quantities of CO2 necessary to carry out our enhanced oil recovery projects; inaccuracies of our reserve estimates or our assumptions underlying them; revisions to reserve estimates as a result of changes in commodity prices; risks related to our level of indebtedness and periodic redeterminations of the borrowing base under our credit agreement; our ability to generate sufficient cash flows from operations to meet the internally funded portion of our capital expenditures budget; our ability to obtain external capital to finance exploration and development operations and acquisitions; federal and state initiatives relating to the regulation of hydraulic fracturing; the potential impact of federal debt reduction initiatives and tax reform legislation being considered by the U.S. Federal government that could have a negative effect on the oil and gas industry; impacts of the global recession and tight credit markets; our ability to identify and complete acquisitions and to successfully integrate acquired businesses; unforeseen underperformance of or liabilities associated with acquired properties; our ability to successfully complete potential asset dispositions and the risks related thereto; the impacts of hedging on our results of operations; failure of our properties to yield oil or gas in commercially viable quantities; uninsured or underinsured losses resulting from our oil and gas operations; our inability to access oil and gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing our oil and gas operations; our ability to replace our oil and natural gas reserves; any loss of our senior management or technical personnel; competition in the oil and gas industry in the regions in which we operate; risks arising out of our hedging transactions; and other risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2012.  We assume no obligation, and disclaim any duty, to update the forward-looking statements in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and have not materially changed since that report was filed.

Commodity Price Risk

Commodity Derivative Contracts—Our outstanding hedges as of April 1, 2013 are summarized below:

Whiting Petroleum Corporation

Derivative Instrument	Commodity	Period	Average Monthly Volume (Bbl)	Weighted Average NYMEX Price
Collars	Crude Oil	04/2013 to 06/2013	290,000	$47.67/$90.21
	Crude Oil	07/2013 to 09/2013	290,000	$47.67/$90.21
	Crude Oil	10/2013	290,000	$47.67/$90.21
	Crude Oil	11/2013	190,000	$47.22/$85.06
Three-way collars(1)	Crude Oil	04/2013 to 06/2013	1,040,000	$71.25/$85.63/$113.95
	Crude Oil	07/2013 to 09/2013	1,040,000	$71.25/$85.63/$113.95
	Crude Oil	10/2013 to 12/2013	1,040,000	$71.25/$85.63/$113.95
Swaps	Crude Oil	04/2013 to 06/2013	185,033	$98.50
	Crude Oil	07/2013 to 09/2013	187,067	$98.50
	Crude Oil	10/2013 to 12/2013	187,067	$98.50
	Crude Oil	01/2014 to 03/2014	165,000	$94.75
	Crude Oil	04/2014 to 06/2014	166,833	$94.75
	Crude Oil	07/2014 to 09/2014	168,667	$94.75
	Crude Oil	10/2014 to 12/2014	168,667	$94.75
	Crude Oil	01/2015 to 03/2015	150,000	$94.75
	Crude Oil	04/2015 to 06/2015	151,667	$94.75
	Crude Oil	07/2015 to 09/2015	153,333	$94.75
	Crude Oil	10/2015 to 12/2015	153,333	$94.75
	Crude Oil	01/2016 to 03/2016	133,467	$93.50
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

Fixed-price Natural Gas Contracts.  We have various fixed-price gas sales contracts with end users for a portion of the natural gas we produce in Colorado and Utah.  Our future production volumes projected to be sold under these fixed-price contracts as of April 1, 2013 are summarized below:

Commodity	Period	Monthly Volume (MMBtu)	Weighted Average Price Per MMBtu
Natural Gas	04/2013 to 06/2013	364,000	$5.47
Natural Gas	07/2013 to 09/2013	368,000	$5.47
Natural Gas	10/2013 to 12/2013	368,000	$5.47
Natural Gas	01/2014 to 03/2014	330,000	$5.49
Natural Gas	04/2014 to 06/2014	333,667	$5.49
Natural Gas	07/2014 to 09/2014	337,333	$5.49
Natural Gas	10/2014 to 12/2014	337,333	$5.49

Commodity Derivatives Conveyed to Whiting USA Trust II.  In connection with our conveyance on March 28, 2012 of a term net profits interest to Whiting USA Trust II (“Trust II”), the rights to any future hedge payments we make or receive on certain of our derivative contracts, representing 893 MBbl of crude oil from 2013 through 2014, have been conveyed to Trust II, and therefore such payments will be included in Trust II’s calculation of net proceeds.  Under the terms of the aforementioned conveyance, we retain 10% of the net proceeds from the underlying properties.  This results in third-party public holders of Trust II units receiving 90%, while we retain 10%, of the future economic results of such hedges.  No additional hedges are allowed to be placed on Trust II assets.

The table below summarizes all of the outstanding costless collars that we entered into and then in turn conveyed, as described in the preceding paragraph, to Trust II (of which we retain 10% of the future economic results and third-party public holders of Trust II units receive 90% of the future economic results):

Conveyed to Whiting USA Trust II

Derivative Instrument	Commodity	Period	Monthly Volume (Bbl)	NYMEX Floor/Ceiling
Collars	Crude Oil	04/2013 to 06/2013	45,500	$80.00/$122.50
	Crude Oil	07/2013 to 09/2013	44,500	$80.00/$122.50
	Crude Oil	10/2013 to 12/2013	43,400	$80.00/$122.50
	Crude Oil	01/2014 to 03/2014	42,500	$80.00/$122.50
	Crude Oil	04/2014 to 06/2014	41,500	$80.00/$122.50
	Crude Oil	07/2014 to 09/2014	40,600	$80.00/$122.50
	Crude Oil	10/2014 to 12/2014	39,700	$80.00/$122.50

The collared hedges shown in the tables above have the effect of providing a protective floor while allowing us to share in upward pricing movements.  Consequently, while these hedges are designed to decrease our exposure to price decreases, they also have the effect of limiting the benefit of price increases above the ceiling.  For the crude oil collars outstanding as of March 31, 2013, a hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve as of March 31, 2013 would cause a decrease or increase, respectively, of $35.8 million in our commodity derivative (gain) loss.

The swap contracts shown in the tables above entitle us to receive settlement from the counterparty in amounts, if any, by which the settlement price for the applicable calculation period is less than the fixed price, or to pay the counterparty if the settlement price for the applicable calculation period is more than the fixed price.  While the fixed-price swaps are designed to decrease our exposure to downward price movements, they also have the effect of limiting the benefit of upward price movements.  For the swaps outstanding as of March 31, 2013, a hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve as of March 31, 2013 would cause a decrease or increase, respectively, of $54.3 million in our commodity derivative (gain) loss.

Embedded Commodity Derivative Contract—The price we pay for oil field products and services significantly impacts our profitability, reserve estimates, access to capital and future growth rate.  Typically, as prices for oil and natural gas increase, so do all associated costs.  In May 2011, we entered into a long-term contract to purchase CO2 from 2015 through 2029 for use in our EOR project at our North Ward Estes field in Texas.  This contract contains a price adjustment clause that is linked to changes in NYMEX crude oil prices, in order to reduce our exposure to paying higher than the market rates for CO2 in a climate of declining oil prices.  We have determined that the portion of this contract linked to NYMEX oil prices is not clearly and closely related to the host contract, and we have therefore bifurcated this embedded pricing feature from its host contract and reflected it at fair value in the consolidated financial statements.  This embedded commodity derivative contract has not been designated as a hedge, and therefore all changes in fair value since inception have been recorded immediately to earnings.  The price per Mcf of CO2 purchased under this agreement increases or decreases as the average price of NYMEX crude oil likewise increases or decreases.  For this embedded commodity derivative contract, a hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve as of March 31, 2013 would cause a decrease or increase, respectively, of $14.3 million in our commodity derivative loss.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chairman and Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2013.  Based upon their evaluation of these disclosures controls and procedures, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  No material change to such risk factors has occurred during the three months ended March 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2013, Whiting issued 1,206 shares of its common stock upon conversion of 262 shares of its 6.25% convertible perpetual preferred stock (the “Preferred Stock”).  Pursuant to its terms, each share of Preferred Stock is convertible, at the holder’s option at any time, into shares of Whiting’s common stock based on a conversion price that is $21.70815, subject to adjustment (the “Conversion Price”).  The issuance of such shares qualified for the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended.  Whiting received no additional consideration for the issuance of its shares of common stock.

Item 6.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of April, 2013.

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
(101)
The following materials from Whiting Petroleum Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the Three Months Ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flow for the Three Months Ended March 31, 2013 and 2012, (v) the Consolidated Statements of Equity for the Three Months Ended March 31, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.