Form 10-Q
period 2014-09-30
WHITING PETROLEUM CORP
filed 2014-10-30
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Number of shares of the registrant’s common stock outstanding at October 15, 2014:  119,060,513 shares.

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

“plugging and abandonment” Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface.  Regulations of most states require plugging of abandoned wells.

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

PART I – FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

WHITING PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$28,053	$699,460
Accounts receivable trade, net	453,535	341,177
Prepaid expenses and other	30,410	28,981
Total current assets	511,998	1,069,618
Property and equipment:
Oil and gas properties, successful efforts method	12,164,446	10,065,150
Other property and equipment	257,296	206,385
Total property and equipment	12,421,742	10,271,535
Less accumulated depreciation, depletion and amortization	(3,431,815)	(2,676,490)
Total property and equipment, net	8,989,927	7,595,045
Debt issuance costs	45,987	48,530
Other long-term assets	69,498	120,277
TOTAL ASSETS	$9,617,410	$8,833,470
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable trade	$77,218	$107,692
Accrued capital expenditures	226,337	158,739
Revenues and royalties payable	204,644	198,558
Current portion of Production Participation Plan liability	113,391	73,263
Accrued liabilities and other	109,172	144,328
Taxes payable	71,486	50,052
Accrued interest	18,708	44,405
Deferred income taxes	11,105	648
Total current liabilities	832,061	777,685
Long-term debt	2,753,347	2,653,834
Deferred income taxes	1,529,814	1,278,030
Production Participation Plan liability	-	87,503
Asset retirement obligations	170,961	116,442
Deferred gain on sale	64,670	79,065
Other long-term liabilities	4,326	4,212
Total liabilities	5,355,179	4,996,771
Commitments and contingencies
Equity:
Common stock, $0.001 par value, 300,000,000 shares authorized; 120,518,899 issued and 119,060,513 outstanding as of September 30, 2014 and 120,101,555 issued and 118,657,245 outstanding as of December 31, 2013	121	120
Additional paid-in capital	1,590,635	1,583,542
Retained earnings	2,663,393	2,244,905
Total Whiting shareholders' equity	4,254,149	3,828,567
Noncontrolling interest	8,082	8,132
Total equity	4,262,231	3,836,699
TOTAL LIABILITIES AND EQUITY	$9,617,410	$8,833,470

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES AND OTHER INCOME:
Oil, NGL and natural gas sales	$805,054	$706,543	$2,352,064	$1,963,525
Loss on hedging activities	-	(665)	-	(1,313)
Amortization of deferred gain on sale	7,689	7,750	22,906	23,680
Gain (loss) on sale of properties	(50)	116,274	12,305	119,706
Interest income and other	438	1,083	1,727	2,327
Total revenues and other income	813,131	830,985	2,389,002	2,107,925
COSTS AND EXPENSES:
Lease operating	124,075	109,106	357,222	314,064
Production taxes	69,106	61,143	197,993	166,228
Depreciation, depletion and amortization	285,658	219,530	789,432	644,135
Exploration and impairment	29,925	47,092	103,544	127,765
General and administrative	37,070	50,368	104,959	108,466
Interest expense	39,632	24,988	120,821	69,579
Change in Production Participation Plan liability	-	(10,798)	-	1,332
Commodity derivative (gain) loss, net	(23,783)	24,269	26,828	25,334
Total costs and expenses	561,683	525,698	1,700,799	1,456,903
INCOME BEFORE INCOME TAXES	251,448	305,287	688,203	651,022
INCOME TAX EXPENSE (BENEFIT):
Current	(660)	7,220	7,695	5,131
Deferred	94,147	93,976	262,070	220,612
Income tax expense	93,487	101,196	269,765	225,743
NET INCOME	157,961	204,091	418,438	425,279
Net loss attributable to noncontrolling interests	14	10	50	41
NET INCOME AVAILABLE TO SHAREHOLDERS	157,975	204,101	418,488	425,320
Preferred stock dividends	-	-	-	(538)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$157,975	$204,101	$418,488	$424,782
EARNINGS PER COMMON SHARE:
Basic	$1.33	$1.72	$3.52	$3.60
Diluted	$1.32	$1.71	$3.48	$3.56
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	119,024	118,654	118,972	118,127
Diluted	120,066	119,507	120,109	119,511

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET INCOME	$157,961	$204,091	$418,438	$425,279
OTHER COMPREHENSIVE INCOME, NET OF TAX:
OCI amortization on de-designated hedges (1) (2)	-	420	-	830
Total other comprehensive income, net of tax	-	420	-	830
COMPREHENSIVE INCOME	157,961	204,511	418,438	426,109
Comprehensive loss attributable to noncontrolling interest	14	10	50	41
COMPREHENSIVE INCOME ATTRIBUTABLE TO WHITING	$157,975	$204,521	$418,488	$426,150

(1)	Presented net of income tax expense of $245 and $483 for the three and nine months ended September 30, 2013, respectively.
(2)	These OCI amortization amounts on de-designated hedges are reclassified from accumulated other comprehensive income (“AOCI”) to loss on hedging activities in the consolidated statements of income.

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$418,438	$425,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	789,432	644,135
Deferred income tax expense	262,070	220,612
Amortization of debt issuance costs and debt premium	9,343	7,800
Stock-based compensation	17,077	16,830
Amortization of deferred gain on sale	(22,906)	(23,680)
Gain on sale of properties	(12,305)	(119,706)
Undeveloped leasehold and oil and gas property impairments	53,972	56,130
Exploratory dry hole costs	3,972	21,150
Change in Production Participation Plan liability	-	1,332
Non-cash portion of derivative losses	19,661	740
Other, net	(7,973)	(8,109)
Changes in current assets and liabilities:
Accounts receivable trade, net	(112,358)	(43,247)
Prepaid expense and other	2,944	(1,442)
Accounts payable trade and accrued liabilities	(99,581)	(17,956)
Revenues and royalties payable	6,086	45,807
Taxes payable	21,434	28,452
Net cash provided by operating activities	1,349,306	1,254,127
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and development capital expenditures	(2,046,338)	(1,669,979)
Acquisition of oil and gas properties	(58,104)	(393,997)
Other property and equipment	(58,907)	(44,332)
Proceeds from sale of oil and gas properties	83,500	819,612
Issuance of note receivable	-	(10,530)
Cash paid for investing derivatives	-	(44,900)
Cash settlements received on investing derivatives	-	2,371
Net cash used in investing activities	(2,079,849)	(1,341,755)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of 5% Senior Notes due 2019	-	1,100,000
Issuance of 5.75% Senior Notes due 2021	-	1,204,000
Borrowings under credit agreement	350,000	1,860,000
Repayments of borrowings under credit agreement	(250,000)	(3,060,000)
Debt issuance costs	(4,508)	(29,541)
Proceeds from stock options exercised	1,357	-
Restricted stock used for tax withholdings	(11,340)	(5,514)
Repayment of tax sharing liability	(26,373)	-
Preferred stock dividends paid	-	(538)
Net cash provided by financing activities	59,136	1,068,407
NET CHANGE IN CASH AND CASH EQUIVALENTS	(671,407)	980,779
CASH AND CASH EQUIVALENTS:
Beginning of period	699,460	44,800
End of period	$28,053	$1,025,579
NONCASH INVESTING ACTIVITIES:
Accrued capital expenditures	$226,337	$158,813

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

(in thousands)

						Accumulated		Total
					Additional	Other		Whiting
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained	Shareholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Interest	Equity
BALANCES-January 1, 2013	172	$-	118,582	$119	$1,566,717	$(1,236)	$1,879,388	$3,444,988	$8,184	$3,453,172
Net income (loss)	-	-	-	-	-	-	425,320	425,320	(41)	425,279
Other comprehensive income	-	-	-	-	-	830	-	830	-	830
Conversion of preferred stock to common	(172)	-	794	1	-	-	-	1	-	1
Restricted stock issued	-	-	941	-	-	-	-	-	-	-
Restricted stock forfeited	-	-	(96)	-	-	-	-	-	-	-
Restricted stock used for tax withholdings	-	-	(114)	-	(5,514)	-	-	(5,514)	-	(5,514)
Stock-based compensation	-	-	-	-	16,830	-	-	16,830	-	16,830
Preferred dividends paid	-	-	-	-	-	-	(538)	(538)	-	(538)
BALANCES-September 30, 2013	-	$-	120,107	$120	$1,578,033	$(406)	$2,304,170	$3,881,917	$8,143	$3,890,060

BALANCES-January 1, 2014	-	$-	120,102	$120	$1,583,542	$-	$2,244,905	$3,828,567	$8,132	$3,836,699
Net income (loss)	-	-	-	-	-	-	418,488	418,488	(50)	418,438
Exercise of stock options	-	-	84	-	1,357	-	-	1,357	-	1,357
Restricted stock issued	-	-	908	1	(1)	-	-	-	-	-
Restricted stock forfeited	-	-	(384)	-	-	-	-	-	-	-
Restricted stock used for tax withholdings	-	-	(191)	-	(11,340)	-	-	(11,340)	-	(11,340)
Stock-based compensation	-	-	-	-	17,077	-	-	17,077	-	17,077
BALANCES-September 30, 2014	-	$-	120,519	$121	$1,590,635	$-	$2,663,393	$4,254,149	$8,082	$4,262,231

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

2.           OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Proved leasehold costs	$1,755,437	$1,633,495
Unproved leasehold costs	295,664	372,298
Costs of completed wells and facilities	9,500,386	7,563,350
Wells and facilities in progress	612,959	496,007
Total oil and gas properties, successful efforts method	12,164,446	10,065,150
Accumulated depletion	(3,395,977)	(2,645,841)
Oil and gas properties, net	$8,768,469	$7,419,309

3.           ACQUISITIONS AND DIVESTITURES

2014 Acquisitions

On July 13, 2014, Whiting and Kodiak Oil & Gas Corp. (“Kodiak”) entered into a definitive agreement under which Whiting would acquire all of the outstanding common stock of Kodiak (the “Kodiak Acquisition”).  Under the terms of the agreement, Kodiak shareholders will receive 0.177 of a share of Whiting common stock in exchange for each share of Kodiak common stock they own.  In addition, Whiting will assume all of Kodiak’s outstanding debt as of the closing date of the acquisition.  Kodiak’s outstanding debt as of June 30, 2014 totaled $2.3 billion.

In conjunction with the Kodiak Acquisition, in August 2014 the Company entered into a Sixth Amended and Restated Credit Agreement with a syndicate of banks, which will replace its existing credit agreement effective on the closing date of the Kodiak Acquisition.  Refer to the Long-Term Debt footnote for more information.

Also in conjunction with the Kodiak Acquisition, Whiting solicited and received the required consent of the holders of Kodiak’s outstanding $1.6 billion aggregate principal amount of senior notes (the “Kodiak Notes”) to adopt certain amendments to the indentures (the “Kodiak Indentures”) under which the Kodiak Notes were issued (the “Consent Solicitations”).  In connection with the Consent Solicitations, Whiting offered to (i) issue an unconditional and irrevocable guarantee (the “Whiting Guarantee”) of the prompt payment, when due, of any amount owed under the Kodiak Notes and the Kodiak Indentures and (ii) make a cash payment in respect of consents delivered in the Consent Solicitations.   The amendments will not become operative and the Whiting Guarantee will not be issued until the completion of the Kodiak Acquisition.

Completion of the Kodiak Acquisition is subject to the approval of both Whiting and Kodiak shareholders,  certain court approvals and customary closing conditions.  The closing of this transaction is expected to occur in December 2014.

Whiting and Kodiak each have the right to terminate the Kodiak Acquisition agreement in certain circumstances, including, but not limited to, (i) if the Kodiak Acquisition is not completed by January 9, 2015, (ii) if the other party materially breaches its representations or covenants and such breach is not, or is not capable of being, cured within 30 days of notice, (iii) if the Supreme Court of British Columbia fails to approve the Kodiak Acquisition, (iv) if Whiting’s or Kodiak’s shareholders fail to approve the Kodiak Acquisition, or (v) if the other party’s board of directors makes an adverse recommendation change.  In the event that the Kodiak Acquisition agreement is terminated, Whiting could be subject to a termination fee of $130.0 million plus reimbursement of up to $10.0 million of Kodiak’s expenses, under certain circumstances.

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

2013 Acquisitions

On September 20, 2013, the Company completed the acquisition of approximately 39,300 gross (17,300 net) acres, including interests in 121 producing oil and gas wells and undeveloped acreage, in the Williston Basin located in Williams and McKenzie counties of North Dakota and Roosevelt and Richland counties of Montana for an initial purchase price of $261.3 million.  Revenue and earnings from these properties since the September 20, 2013 acquisition date are not material.  Disclosures of pro forma revenues and net income for the acquisition of these wells are therefore not material and have not been presented accordingly.

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

4.           LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Credit agreement	$100,000	$-
6.5% Senior Subordinated Notes due 2018	350,000	350,000
5% Senior Notes due 2019	1,100,000	1,100,000
5.75% Senior Notes due 2021, including unamortized debt premium of $3,347 and $3,834, respectively	1,203,347	1,203,834
Total debt	$2,753,347	$2,653,834

Credit Agreement—Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), the Company’s wholly-owned subsidiary, has a credit agreement with a syndicate of banks that as of September 30, 2014 had a borrowing base of $2.8 billion, of which $1.2 billion has been committed by lenders and is available for borrowing.  The Company may increase the maximum aggregate amount of commitments under the credit agreement up to the $2.8 billion borrowing base if certain conditions are satisfied, including the consent of lenders participating in the increase.  As of September 30, 2014, the Company had $1,097.0 million of available borrowing capacity, which was net of $100.0 million in borrowings and $3.0 million in letters of credit outstanding.

The credit agreement provides for interest only payments until the expiration date of the agreement, when all outstanding borrowings are due.  The credit agreement expires on the earlier of (i) April 2, 2019 or (ii) with certain exceptions, the date that is 91 days prior to the scheduled maturity of any permitted additional unsecured senior or senior subordinated notes, which includes the Company’s 5% Senior Notes due March 2019, unless redeemed earlier in accordance with the credit agreement.

The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of the Company’s proved reserves that have been mortgaged to such lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  A portion of the revolving credit facility in an aggregate amount not to exceed $50.0 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.  As of September 30, 2014,  $47.0 million was available for additional letters of credit under the agreement.

Interest accrues at the Company’s option at either (i) a base rate for a base rate loan plus the margin in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.50% per annum or an adjusted LIBOR rate plus 1.00% per annum, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus the margin in the table below.  Additionally, the Company also incurs commitment fees as set forth in the table below on the unused portion of the lesser of the aggregate commitments of the lenders or the borrowing base, and which are included as a component of interest expense.  At September 30, 2014, the weighted average interest rate on the outstanding principal balance under the credit agreement was 3.8%.

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

The credit agreement contains restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  Except for limited exceptions, the credit agreement also restricts the Company’s ability to make any dividend payments or distributions on its common stock.  These restrictions apply to all of the net assets of Whiting Oil and Gas.  As of September 30, 2014, total restricted net assets were $4,759.7 million, and the amount of retained earnings free from restrictions was $24.8 million.  The credit agreement requires the Company, as of the last day of any quarter, (i) to not exceed a total debt to the last four quarters’ EBITDAX ratio (as defined in the credit agreement) of 4.0 to 1.0 and (ii) to have a consolidated current assets to consolidated current liabilities ratio (as defined in the credit agreement and which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0.  The Company was in compliance with its covenants under the credit agreement as of September 30, 2014.

The obligations of Whiting Oil and Gas under the credit agreement are secured by a first lien on substantially all of Whiting Oil and Gas’ properties included in the borrowing base for the credit agreement.  The Company has guaranteed the obligations of Whiting Oil and Gas under the credit agreement and has pledged the stock of Whiting Oil and Gas as security for its guarantee.

In August 2014, Whiting Oil and Gas entered into a Sixth Amended and Restated Credit Agreement which will replace its existing credit agreement effective on the closing date of the Kodiak Acquisition, as discussed in the Acquisitions and Divestitures footnote above.  This amended credit agreement will increase the borrowing base under Whiting Oil and Gas’ credit facility to $4.5 billion, with aggregate commitments of $3.5 billion, of which $2.5 billion relates to commitments to extend revolving credit and $1.0 billion relates to a senior secured delayed draw term loan facility (“Delayed Draw Facility”).  The Delayed Draw Facility may be used to provide cash consideration for any repurchase or redemption of Kodiak’s outstanding senior notes in connection with the Kodiak Acquisition, to pay transaction costs and for other corporate purposes.  A portion of the revolving credit facility, in an aggregate amount not to exceed $100.0 million, may be used to issue letters of credit for the account of Whiting Oil & Gas and other designated subsidiaries of the Company.  Under the amended credit agreement, the revolving credit facility will mature on the fifth anniversary of the Kodiak Acquisition closing date, and the Delayed Draw Facility will mature on December 31, 2015.    The other material terms of the amended credit agreement are otherwise similar to Whiting Oil and Gas’ current credit facility except at any time during which (i) Whiting has an investment-grade debt rating from Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group and (ii) Whiting has elected, at its discretion, to effect an investment-grade rating period.  Under these circumstances, (i) certain security requirements, including the borrowing base requirement, and restrictive covenants will cease to apply, (ii) certain other restrictive covenants will become less restrictive, (iii) an additional financial covenant will be imposed, and (iv) the interest rate margin applicable to all revolving borrowings as well as the commitment fee with respect to the revolving facility will be based upon the Company’s debt rating rather than the ratio of outstanding borrowings to the borrowing base.

Senior Notes and Senior Subordinated Notes—In September 2010, the Company issued at par $350.0 million of 6.5% Senior Subordinated Notes due October 2018 (the “2018 Notes”).  The estimated fair value of these notes was $362.3 million and $371.0 million as of September 30, 2014 and December 31, 2013, respectively, based on quoted market prices for these debt securities, and such fair value is therefore designated as Level 1 within the valuation hierarchy.

Issuance of Senior Notes.  In September 2013, the Company issued at par $1,100.0 million of 5% Senior Notes due March 2019 and $800.0 million of 5.75% Senior Notes due March 2021, and issued at 101% of par an additional $400.0 million of 5.75% Senior Notes due March 2021 (collectively, the “Senior Notes”).  The estimated fair value of the 2019 notes was  $1,124.8 million and $1,122.0 million as of September 30, 2014 and December 31, 2013, respectively.  The estimated fair value of the 2021 notes was $1,266.0 million and $1,260.0 million as of September 30, 2014 and December 31, 2013, respectively.  These fair values are based on quoted market prices for these debt securities, and such fair values are therefore designated as Level 1 within the valuation hierarchy.

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

5.           ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration (including removal of certain onshore and offshore facilities in California) in accordance with applicable local, state and federal laws.  The Company follows FASB ASC Topic 410, Asset Retirement and Environmental Obligations, to determine its asset retirement obligation amounts by calculating the present value of the estimated future cash outflows associated with its plug and abandonment obligations.  The current portions at September 30, 2014 and December 31, 2013 were $11.6 million and $9.7 million, respectively, and are included in accrued liabilities and other.  Revisions to the liability typically occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.  The following table provides a reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2014 (in thousands):

September 30,
2014
Asset retirement obligation at January 1, 2014	$126,148
Additional liability incurred	17,925
Revisions in estimated cash flows (1)	36,651
Accretion expense	10,041
Obligations on sold properties	(1,188)
Liabilities settled	(7,021)
Asset retirement obligation at September 30, 2014	$182,556

(1)

Revisions in estimated cash flows during the nine months ended September 30, 2014 are primarily attributable to increased estimates of future costs for oilfield goods and services required to plug and abandon wells in certain fields in the Rocky Mountains region.

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

Whiting Derivatives.  The table below details the Company’s costless collar derivatives, including its proportionate share of Whiting USA Trust II (“Trust II”) derivatives, entered into to hedge forecasted crude oil production revenues, as of October 1, 2014.

		Whiting Petroleum Corporation

Derivative		Contracted Crude	Weighted Average NYMEX Price
Instrument	Period	Oil Volumes (Bbl)	Collar Ranges for Crude Oil (per Bbl)
Collars	Oct - Dec 2014	11,910	$ 80.00 - $122.50
Three-way collars (1)	Oct - Dec 2014	4,440,000	$71.82 - $85.68 - $103.85
	Jan - Dec 2015	1,200,000	$70.00 - $85.00 - $107.90
	Total	5,651,910

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

The 10% portion of Trust II derivatives that Whiting has retained the economic rights to (and which are also included in the first derivative table above) are as follows:

		Whiting Petroleum Corporation

Derivative		Contracted Crude	NYMEX Price Collar Ranges for
Instrument	Period	Oil Volumes (Bbl)	Crude Oil (per Bbl)
Collars	Oct - Dec 2014	11,910	$ 80.00 - $122.50

The 90% portion of Trust II derivative contracts of which Whiting has transferred the economic rights to third-party public holders of Trust II units (and which have not been reflected in the above tables) are as follows:

		Third-party Public Holders of Trust II Units

Derivative		Contracted Crude	NYMEX Price Collar Ranges for
Instrument	Period	Oil Volumes (Bbl)	Crude Oil (per Bbl)
Collars	Oct - Dec 2014	107,190	$ 80.00 - $122.50

Embedded Commodity Derivative Contract—In May 2011, Whiting entered into a long-term contract to purchase CO2 for use in its EOR project that is being carried out at its North Ward Estes field in Texas.  The contract has a 15-year term and delivery is expected to commence in May 2018.  This contract contains a price adjustment clause that is linked to changes in NYMEX crude oil prices.  The Company has determined that the portion of this contract linked to NYMEX oil prices is not clearly and closely related to the host contract, and the Company has therefore bifurcated this embedded pricing feature from its host contract and reflected it at fair value in the consolidated financial statements.  As of September 30, 2014, the estimated fair value of the embedded derivative in this CO2 purchase contract was an asset of $7.7 million.

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

Derivative Instrument Reporting—All derivative instruments are recorded in the consolidated financial statements at fair value, other than derivative instruments that meet the “normal purchase normal sale” exclusion.  The following tables summarize the effects of commodity derivative instruments on the consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

		Loss Reclassified from AOCI into
		Income (Effective Portion)
ASC 815 Cash Flow		Nine Months Ended September 30,

Hedging Relationships (1)	Income Statement Classification	2014	2013
Commodity contracts	Loss on hedging activities	$-	$(1,313)

		Loss Reclassified from AOCI into
		Income (Effective Portion)
ASC 815 Cash Flow		Three Months Ended September 30,

Hedging Relationships (1)	Income Statement Classification	2014	2013
Commodity contracts	Loss on hedging activities	$-	$(665)

(1)

Effective April 1, 2009, the Company elected to de-designate all of its commodity derivative contracts that had been previously designated as cash flow hedges and elected to discontinue hedge accounting prospectively.  As a result, such mark-to-market values at March 31, 2009 were frozen in AOCI as of the de-designation date and were reclassified into earnings as the original hedged transactions affected income.  As of December 31, 2013, all amounts previously in AOCI had been reclassified into earnings.

		(Gain) Loss Recognized in Income
Not Designated as		Nine Months Ended September 30,
ASC 815 Hedges	Income Statement Classification	2014	2013
Commodity contracts	Commodity derivative (gain) loss, net	$(1,854)	$32,699
Embedded commodity contracts	Commodity derivative (gain) loss, net	28,682	(7,365)
Total		$26,828	$25,334

		(Gain) Loss Recognized in Income
Not Designated as		Three Months Ended September 30,
ASC 815 Hedges	Income Statement Classification	2014	2013
Commodity contracts	Commodity derivative (gain) loss, net	$(29,345)	$22,293
Embedded commodity contracts	Commodity derivative (gain) loss, net	5,562	1,976
Total		$(23,783)	$24,269

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

		September 30, 2014 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets:
Commodity contracts	Prepaid expenses and other	$7,460	$(1,572)	$5,888
Commodity contracts	Other long-term assets	1,545	(591)	954
Embedded commodity contracts	Other long-term assets	7,734	-	7,734
Total derivative assets		$16,739	$(2,163)	$14,576
Derivative liabilities:
Commodity contracts	Accrued liabilities and other	$1,601	$(1,572)	$29
Commodity contracts		591	(591)	-
Total derivative liabilities		$2,192	$(2,163)	$29

		December 31, 2013 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets:
Commodity contracts	Prepaid expenses and other	$23,752	$(22,478)	$1,274
Embedded commodity contracts	Other long-term assets	36,416	-	36,416
Total derivative assets		$60,168	$(22,478)	$37,690
Derivative liabilities:
Commodity contracts	Accrued liabilities and other	$25,960	$(22,478)	$3,482
Total derivative liabilities		$25,960	$(22,478)	$3,482

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

				Total Fair Value
	Level 1	Level 2	Level 3	September 30, 2014
Financial Assets
Commodity derivatives – current	$-	$5,888	$-	$5,888
Commodity derivatives – non-current	-	954	-	954
Embedded commodity derivatives – non-current	-	-	7,734	7,734
Total financial assets	$-	$6,842	$7,734	$14,576
Financial Liabilities
Commodity derivatives – current	$-	$29	$-	$29
Total financial liabilities	$-	$29	$-	$29

				Total Fair Value
	Level 1	Level 2	Level 3	December 31, 2013
Financial Assets
Commodity derivatives – current	$-	$1,274	$-	$1,274
Embedded commodity derivatives – non-current	-	-	36,416	36,416
Total financial assets	$-	$1,274	$36,416	$37,690
Financial Liabilities
Commodity derivatives – current	$-	$3,482	$-	$3,482
Total financial liabilities	$-	$3,482	$-	$3,482

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

The following table presents a reconciliation of changes in the fair value of financial assets (liabilities) designated as Level 3 in the valuation hierarchy for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Fair value asset, beginning of period	$13,296	$33,008	$36,416	$23,715
Unrealized gains (losses) on embedded commodity derivative contracts included in earnings (1)	(5,562)	(1,744)	(28,682)	7,549
Transfers into (out of) Level 3	-	-	-	-
Fair value asset, end of period	$7,734	$31,264	$7,734	$31,264

(1)	Included in commodity derivative (gain) loss, net in the consolidated statements of income.

Quantitative Information About Level 3 Fair Value Measurements.  The significant unobservable inputs used in the fair value measurement of the Company’s embedded commodity derivative contract designated as Level 3 are as follows:

	Fair Value at
	September 30, 2014	Valuation	Unobservable	Range
	(in thousands)	Technique	Input	(per Bbl)
Embedded commodity derivative	$7,734	Option model	Future prices of NYMEX crude oil after December 31, 2020	$86.67 - $116.59

Sensitivity to Changes In Significant Unobservable Inputs.  As presented in the table above, the significant unobservable inputs used in the fair value measurement of Whiting’s embedded commodity derivative within its CO2 purchase contract are the future prices of NYMEX crude oil from January 2021 to April 2033.  Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly lower (higher) fair value asset measurement.

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

Employees vested in the Plan ratably at 20% per year over a five-year period.  However, pursuant to the terms of the Plan, upon Plan termination all employees became fully vested, and the Company is required to distribute to each Plan participant an amount, based upon the valuation method set forth in the Plan, in a lump sum payment twelve months after the date of termination.  This distribution will include the value of proved undeveloped oil and gas properties (“PUDs”) awarded upon Plan termination and is based on forecasted commodity prices for crude oil, NGLs and natural gas as of December 31, 2013.   The fully vested lump sum cash payment to Plan participants will total $113.4 million and has been reflected as a current payable, as it will be distributed to Plan participants during the first half of 2015.

Accrued compensation expense under the Plan for the nine months ended September 30, 2014 primarily relates to the change in liability for employee vestings and PUDs assigned upon Plan termination and amounted to $23.6 million charged to general and administrative expense and $2.3 million charged to exploration expense.  Accrued compensation expense under the Plan for the nine months ended September 30, 2013 amounted to $55.3 million charged to general and administrative expense and $5.7 million charged to exploration expense.

Prior to Plan termination, the Company recorded non-cash changes in the present value of estimated future payments under the Plan as a separate line item in the consolidated statements of income.  As a result of Plan termination, all changes in the Plan liability during 2014 related to cash termination payments to be made during 2015.

The following table presents changes in the Plan’s estimated long-term liability (in thousands):

Long-term Production Participation Plan liability at January 1, 2014	$87,503
Change in liability for vesting and PUDs assigned upon Plan termination	25,888
Amount reflected as a current liability	(113,391)
Long-term Production Participation Plan liability at September 30, 2014	$-

9.           SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

6.25% Convertible Perpetual Preferred Stock—In June 2009, the Company completed a public offering of 6.25% convertible perpetual preferred stock (“preferred stock”), selling 3,450,000 shares at a price of $100.00 per share.    As a result of voluntary conversions and the Company exercising its right to mandatorily convert shares of preferred stock effective June 27, 2013, all 172,129 remaining shares of preferred stock outstanding on March 31, 2013 were converted into 792,919 shares of common stock.  As of September 30, 2014,  no shares of preferred stock remained issued or outstanding.

Each holder of the preferred stock was entitled to an annual dividend of $6.25 per share to be paid quarterly in cash, common stock or a combination thereof on March 15, June 15, September 15 and December 15, once such dividend had been declared by Whiting’s board of directors.

Equity Incentive Plan—At the Company’s 2013 Annual Meeting held on May 7, 2013, shareholders approved the Whiting Petroleum Corporation 2013 Equity Incentive Plan (the “2013 Equity Plan”), which replaced the Whiting Petroleum Corporation 2003 Equity Incentive Plan (the “2003 Equity Plan”) and includes the authority to issue 5,300,000 shares of the Company’s common stock.  Upon shareholder approval of the 2013 Equity Plan, the 2003 Equity Plan was terminated.  The 2003 Equity Plan continues to govern awards that were outstanding as of the date of its termination, which remain in effect pursuant to their terms. Any shares netted or forfeited after May 7, 2013 under the 2003 Equity Plan will be available for future issuance under the 2013 Equity Plan. Under the 2013 Equity Plan, no employee or officer participant may be granted options for more than 600,000 shares of common stock, stock appreciation rights relating to more than 600,000 shares of common stock, or more than 300,000 shares of restricted stock during any calendar year.  As of September 30, 2014,  5,046,915  shares of common stock remained available for grant under the 2013 Equity Plan.

Noncontrolling Interest—The Company’s noncontrolling interest represents an unrelated third party’s 25% ownership interest in Sustainable Water Resources, LLC.  The table below summarizes the activity for the equity attributable to the noncontrolling interest (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Balance at January 1	$8,132	$8,184
Net income (loss)	(50)	(41)
Balance at September 30	$8,082	$8,143

10.         INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three and nine months ended September 30, 2014 and 2013 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

11.        EARNINGS PER SHARE

The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic Earnings Per Share
Numerator:
Net income available to shareholders	$157,975	$204,101	$418,488	$425,320
Preferred stock dividends (1)	-	-	-	(494)
Net income available to common shareholders, basic	$157,975	$204,101	$418,488	$424,826
Denominator:
Weighted average shares outstanding, basic	119,024	118,654	118,972	118,127
Diluted Earnings Per Share
Numerator:
Net income available to common shareholders, basic	$157,975	$204,101	$418,488	$424,826
Preferred stock dividends	-	-	-	538
Adjusted net income available to common shareholders, diluted	$157,975	$204,101	$418,488	$425,364
Denominator:
Weighted average shares outstanding, basic	119,024	118,654	118,972	118,127
Restricted stock and stock options	1,042	853	1,137	888
Convertible perpetual preferred stock	-	-	-	496
Weighted average shares outstanding, diluted	120,066	119,507	120,109	119,511
Earnings per common share, basic	$1.33	$1.72	$3.52	$3.60
Earnings per common share, diluted	$1.32	$1.71	$3.48	$3.56

(1)	For the nine months ended September 30, 2013, amount includes a decrease of $0.04 million in preferred stock dividends for preferred stock dividends accumulated.

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

12.        ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”).  The objective of ASU 2014-15 is to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and annual and interim periods thereafter.  This standard will not have an impact on the Company’s consolidated financial statements.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the terms “Whiting,” “we,” “us,” “our” or “ours” when used in this Item refer to Whiting Petroleum Corporation, together with its consolidated subsidiaries, Whiting Oil and Gas Corporation (“Whiting Oil and Gas”) and Whiting Programs, Inc.  When the context requires, we refer to these entities separately.  This document contains forward-looking statements, which give our current expectations or forecasts of future events.  Please refer to “Forward-Looking Statements” at the end of this Item for an explanation of these types of statements.

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

	2012				2013				2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude oil	$102.94	$93.51	$92.19	$88.20	$94.34	$94.23	$105.82	$97.50	$98.62	$102.98	$97.21
Natural gas	$2.72	$2.21	$2.81	$3.41	$3.34	$4.10	$3.58	$3.60	$4.93	$4.68	$4.07

In recent months, oil prices have begun to decline since reaching highs of over $105.00 per Bbl in June 2014, dropping below  $80.00 per Bbl in October 2014.  Lower oil and natural gas prices may not only decrease our revenues, but may also reduce the amount of oil and natural gas that we can produce economically and therefore potentially lower our oil and gas reserves.  A substantial or extended decline in oil or natural gas prices may result in impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to finance planned capital expenditures.  Lower oil and gas prices may also reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders and which is based on the collateral value of our proved reserves that have been mortgaged to the lenders.  Alternatively, higher oil and natural gas prices may result in significant mark-to-market losses being incurred on our commodity-based derivatives, which may in turn cause us to experience net losses.

2014 Highlights and Future Considerations

Operational Highlights.

Sanish and Parshall Fields.  Our Sanish and Parshall fields in Mountrail County, North Dakota target the Bakken and Three Forks formations.  Net production in the Sanish and Parshall fields averaged 46.1 MBOE/d for the third quarter of 2014, which represents a 10%  increase from 41.9 MBOE/d in the second quarter of 2014.  As of September 30, 2014, we had three drilling rigs active in the Sanish field.  Based on the success of our high density pilot programs in the Sanish field, we commenced a development program drilling nine wells per spacing unit in the area, an increase over our original plan of three to four wells per spacing unit.  Additionally, we have implemented a new slickwater fracture stimulation method using cemented liners at the Sanish field and are encouraged by the initial results.

Lewis & Clark/Pronghorn Fields.  Our Lewis & Clark/Pronghorn fields are located primarily in the Stark and Billings counties of North Dakota and run along the Bakken shale pinch-out in the southern Williston Basin.  In this area, the Upper Bakken shale is thermally mature and moderately over-pressured, and we believe that it has charged reservoir zones within the immediately underlying Pronghorn Sand and Three Forks formations (Middle Bakken and Lower Bakken Shale is absent).  Net production in the Lewis & Clark/Pronghorn fields averaged 16.7 MBOE/d in the third quarter of 2014, representing a slight increase from 16.5 MBOE/d in the second quarter of 2014.  As of September 30, 2014, we had two drilling rigs operating in the Pronghorn field, all of which are utilizing drilling pads, with two or three wells being drilled from each pad.  We have implemented our new completion design in this field utilizing cemented liners and plug-and-perf technology based on our successful testing of this completion technique in 2013.  Additionally, we are evaluating our slickwater fracture stimulation method at the Pronghorn field.

At our gas processing plant located south of Belfield, North Dakota, which primarily processes production from the Pronghorn area, there is currently inlet compression in place to process 35 MMcf/d.   As  of September 30, 2014 the plant was processing over 20 MMcf/d.  In May 2012, we sold a 50% ownership interest in the plant, gathering systems and related facilities.  We retained a 50% ownership interest and continue to operate the Belfield plant and facilities.

Hidden Bench/Tarpon Fields.  Our Hidden Bench and Tarpon fields in McKenzie County, North Dakota target the Bakken and Three Forks formations.  In the third quarter of 2014, net production from the Hidden Bench/Tarpon fields averaged 16.2 MBOE/d, which represents a 5% increase from 15.4 MBOE/d in the second quarter of 2014.  We have also implemented our new completion design at our Hidden Bench/Tarpon fields, utilizing cemented liners and plug-and-perf technology incorporating five perforation clusters per fracture stage.  This new design has generated positive results, demonstrated by improved initial production rates from recently drilled wells in these fields.  At our Tarpon field we have also implemented a completion technique using cemented liners and coiled tubing.  Based on the success of our high density drilling pilot at the Hidden Bench field, we initiated a development program drilling eight wells per spacing unit in the area, an increase over our original plan of four wells per spacing unit.

Cassandra Field.  Our Cassandra field in Williams County, North Dakota targets the Bakken and Three Forks formations.  We recently implemented a new completion method at this field utilizing a hybrid fluid design, which combines a cross-linked gel with our slickwater fracture stimulation method.  We have completed three wells in this field using this new technique and are encouraged by the results.

Missouri Breaks Field.  Our Missouri Breaks field, which is located in Richland County, Montana and McKenzie County, North Dakota, targets the Middle Bakken formation.  We have drilled successful wells on the western, eastern and southern portions of our acreage in this area.    In the third quarter of 2014, net production from the Missouri Breaks field averaged 6.1 MBOE/d, representing a 40%  increase from 4.4 MBOE/d in the second quarter of 2014.  We have implemented a new completion design at this field, utilizing cemented liners, plug-and-perf technology and higher sand volumes, and this new design has significantly improved initial production rates.  In addition, we continue to evaluate the slickwater fracture stimulation method used in this area,  and we are encouraged by the initial results.

Redtail Field.  Our Redtail field in the Denver Julesberg Basin (“DJ Basin”) in Weld County, Colorado targets the Niobrara formation.  In the third quarter of 2014, net production from the Redtail field averaged 8.6 MBOE/d, representing a 19% increase from 7.2 MBOE/d in the second quarter of 2014.  Our development plan at Redtail currently includes drilling up to eight Niobrara “B” wells per spacing unit and eight Niobrara “A” wells per spacing unit.  We are currently drilling the Horsetail 30F pad in this area to test a high-density pattern in the Niobrara “A”, “B” and “C” zones, drilling 32 wells per spacing unit.  As of September 30, 2014, we had four drilling rigs operating in this area.  We plan to add a  fifth rig in November 2014 and a sixth rig in the first half of 2015.  We have implemented our updated completion design at this field, utilizing cemented liners, plug-and-perf technology and higher sand volumes, which has been yielding improved production results.

The associated gas that is produced along with the Niobrara crude oil from our Redtail field must be processed before being sold.  In April 2014, we completed the construction of and brought online a gas processing plant for this area.  The plant’s current inlet capacity is 20 MMcf/d, and we plan to further expand the plant’s capacity to 70 MMcf/d in the second quarter of 2015.

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

North Ward Estes has been responding positively to the water and CO2 floods that we initiated in May 2007.  We are currently injecting CO2 in one of the largest phases of our eight-phase project at North Ward Estes, and all phases of the project subject to CO2 flood procedures continue to respond positively.  Net production from North Ward Estes averaged 9.5 MBOE/d for the third quarter of 2014, representing a 4% decrease from 10.0 MBOE/d in the second quarter of 2014.  As of September 30, 2014, we were injecting approximately 380 MMcf/d of CO2 into the field, over half of which is recycled.

Acquisition and Divestiture Highlights.

Kodiak Acquisition.  On July 13, 2014,  we entered into a definitive agreement with Kodiak Oil & Gas Corp. (“Kodiak”) under which we would acquire all of the outstanding common stock of Kodiak (the “Kodiak Acquisition”).  Under the terms of the agreement, Kodiak shareholders will receive 0.177 of a share of Whiting common stock in exchange for each share of Kodiak common stock they own.  Following the Kodiak Acquisition, shareholders of Whiting are expected to own approximately 71% of the combined company on a fully diluted basis, and shareholders of Kodiak are expected to own approximately 29%.  In addition, we will assume all of Kodiak’s outstanding debt as of the closing date of the acquisition.  Kodiak’s outstanding debt as of June 30, 2014 totaled $2.3 billion.  This transaction is expected to be a tax-free exchange to Kodiak’s U.S. shareholders.

Completion of the Kodiak Acquisition is subject to the approval of both Whiting and Kodiak shareholders and certain court approvals and customary closing conditions.  The closing of this transaction is expected to occur in December 2014.

We and Kodiak each have the right to terminate the Kodiak Acquisition agreement in certain circumstances, including, but not limited to, (i) if the Kodiak Acquisition is not completed by January 9, 2015, (ii) if the other party materially breaches its representations or covenants and such breach is not, or is not capable of being, cured within 30 days of notice, (iii) if the Supreme Court of British Columbia fails to approve the Kodiak Acquisition, (iv) if Whiting’s or Kodiak’s shareholders fail to approve the Kodiak Acquisition, or (v) if the other party’s board of directors makes an adverse recommendation change.  In the event that the Kodiak Acquisition agreement is terminated, we could be subject to a termination fee of $130.0 million plus reimbursement of up to $10.0 million of Kodiak’s expenses, under certain circumstances.

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

Financing Highlights.

In August 2014, we entered into a Sixth Amended and Restated Credit Agreement with a syndicate of banks which will replace Whiting Oil and Gas’ existing credit agreement effective on the closing date of the Kodiak Acquisition.  This amended credit agreement will increase the borrowing base under Whiting Oil and Gas’ credit facility to $4.5 billion, with aggregate commitments of $3.5 billion, of which $2.5 billion relates to commitments to extend revolving credit and $1.0 billion relates to a senior secured delayed draw term loan facility (“Delayed Draw Facility”).  The Delayed Draw Facility may be used to provide cash consideration for any repurchase or redemption of Kodiak’s outstanding senior notes in connection with the Kodiak Acquisition, to pay transaction costs and for other corporate purposes.  A portion of the revolving credit facility, in an aggregate amount not to exceed $100.0 million, may be used to issue letters of credit for the account of Whiting Oil & Gas and other designated subsidiaries of Whiting Petroleum Corporation.  Under the amended credit agreement, the revolving credit facility will mature on the fifth anniversary of the closing date of the Kodiak Acquisition, and the Delayed Draw Facility will mature on December 31, 2015.

Results of Operations

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

	Nine Months Ended
	September 30,
	2014	2013
Net production:
Oil (MMBbl)	23.8	19.7
NGLs (MMBbl)	2.3	2.1
Natural gas (Bcf)	21.6	19.8
Total production (MMBOE)	29.7	25.1
Net sales (in millions):
Oil (1)	$2,129.3	$1,806.1
NGLs	98.1	80.3
Natural gas	124.7	77.1
Total oil, NGL and natural gas sales	$2,352.1	$1,963.5
Average sales prices:
Oil (per Bbl) (1)	$89.51	$91.74
Effect of oil hedges on average price (per Bbl)	(0.30)	(1.31)
Oil net of hedging (per Bbl)	$89.21	$90.43
Average NYMEX price (per Bbl)	$99.60	$98.17
NGLs (per Bbl)	$41.80	$38.78
Natural gas (per Mcf)	$5.78	$3.90
Average NYMEX price (per Mcf)	$4.56	$3.67
Cost and expenses (per BOE):
Lease operating expenses	$12.02	$12.54
Production taxes	$6.66	$6.64
Depreciation, depletion and amortization expense	$26.56	$25.71
General and administrative expenses	$3.53	$4.33

(1)	Before consideration of hedging transactions.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue increased $388.5 million to $2,352.1 million when comparing the first nine months of 2014 to the same period in 2013.  Sales revenue is a function of oil, NGL and gas volumes sold and average commodity prices realized.  Our oil sales volumes increased 21%,  our NGL sales volumes increased 13%, and our natural gas sales volumes increased 9% between periods.  The oil volume increase resulted primarily from drilling success at our Hidden Bench/Tarpon, Sanish and Parshall, Redtail, Missouri Breaks and Lewis & Clark/Pronghorn fields.  During the first nine months of 2014, oil production from our Hidden Bench/Tarpon fields increased 1,870 MBbl, oil production from our Sanish and Parshall fields increased 1,535 MBbl, oil production from our Redtail field increased 990 MBbl, oil production from our Missouri Breaks field increased 555 MBbl and oil production from our Lewis & Clark/Pronghorn fields increased 355 MBbl over the same period in 2013.  These production increases were partially offset by the sale of our Postle field, which had oil production of 1,270 MBbl in the first nine months of 2013 but which was fully divested in July 2013.  Our NGLs are generally produced concurrently with our crude oil volumes, resulting in a high correlation between fluctuations in our oil quantities sold and our NGL quantities sold.  As a result, our NGL sales volume increases generally relate to the same areas as our oil volume increases, such as our Hidden Bench/Tarpon fields, our Redtail field and our Sanish and Parshall fields.  The gas volume increase between periods was primarily the result of new wells drilled and completed during the past twelve months, which caused increases in associated gas production of 1,225 MMcf at our Hidden Bench/Tarpon fields, 1,120 MMcf at our Sanish and Parshall fields and 860 MMcf at our Redtail field.  The period over period increase in gas volumes from Redtail was not only due to new wells drilled in this area but was also due to the Redtail gas plant, which came online in April 2014 and provided us with the ability to process a higher capacity of natural gas volumes.  These gas volume increases were partially offset by normal field production decline across several of our areas, the most notable of which was our Flat Rock field where production volumes decreased 525 MMcf when comparing the first nine months of 2014 to the same period in 2013.

In addition to the above crude oil, NGL and natural gas production-related increases in net revenue were increases in the average sales prices realized for NGLs and natural gas for the first nine months of 2014 compared to 2013.  Our average price for NGLs increased 8%, and our average price for natural gas increased 48% between periods.  These increases were partially offset by a decrease in the average sales price for oil of 2%.

Gain on Sale of Properties.  During the first nine months of 2014, we sold undeveloped acreage as well as our interests in certain producing oil and gas wells in the Big Tex prospect for net proceeds of $75.6 million in cash, which resulted in a pre-tax gain on sale of $12.4 million.  In July 2013, we sold our interest in the Postle Properties for net proceeds of $816.5 million which resulted in a pre-tax gain on sale of $116.4 million for the nine months ended September 30, 2013.  There were no other property divestitures resulting in a significant gain or loss on sale during the nine months ended September 30, 2014 or September 30, 2013.

Lease Operating Expenses.  Our lease operating expenses (“LOE”) during the first nine months of 2014 were $357.2 million, a $43.2 million increase over the same period in 2013.  Higher LOE in 2014 were primarily related to a $60.0 million increase in the cost of oil field goods and services associated with net wells we added during the last twelve months, partially offset by a decrease in well workover activity.  Workovers decreased from $62.5 million in the first nine months of 2013 to $45.7 million in the first nine months of 2014, primarily due to a lower number of well workovers being conducted at our CO2 project at North Ward Estes.

Our lease operating expenses on a BOE basis, however, decreased when comparing the first nine months of 2014 to the same 2013 period.  LOE per BOE amounted to $12.02 during the first nine months of 2014, which represents a decrease of $0.52 per BOE from the first nine months of 2013.  This decrease was mainly due to higher overall production volumes between periods combined with the decline in well workover costs, as discussed above.

Production Taxes.  Our production taxes during the first nine months of 2014 were $198.0 million, a $31.8 million increase over the same period in 2013, which increase was primarily due to higher oil, NGL and natural gas sales between periods.  Our production taxes, however, are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis was 8.4% and 8.5% for the first nine months of 2014 and 2013, respectively.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization (“DD&A”) expense increased $145.3 million in 2014 as compared to the first nine months of 2013.  The components of our DD&A expense were as follows (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Depletion	$775,500	$633,077
Depreciation	3,891	3,051
Accretion of asset retirement obligations	10,041	8,007
Total	$789,432	$644,135

DD&A for the first nine months of 2014 increased over the same period in 2013 primarily due to $142.4 million in higher depletion expense between periods.  Of this increase, $122.0 million related to an increase in our overall production volumes during the first nine months of 2014 and $20.4 million related to a higher depletion rate between periods.  On a BOE basis, our overall DD&A rate of $26.56 for the first nine months of 2014 was 3% higher than the rate of $25.71 for the same period in 2013 due to $2,726.2 million in drilling and development expenditures during the past twelve months, which were largely offset by reserve additions over this same time period.

Exploration and Impairment Costs.  Our exploration and impairment costs decreased $24.2 million for the first nine months of 2014 as compared to the same period in 2013.  The components of our exploration and impairment costs were as follows (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Exploration	$49,572	$71,635
Impairment	53,972	56,130
Total	$103,544	$127,765

Exploration costs decreased $22.1 million during the first nine months of 2014 as compared to the same period in 2013 primarily due to lower exploratory dry hole expenses.  Exploratory dry hole costs for the first nine months of 2014 totaled $4.0 million, primarily related to one exploratory dry hole drilled in the Rocky Mountains region.  During the first nine months of 2013, exploratory dry hole costs totaled $21.2 million, primarily related to five exploratory dry holes drilled in the Rocky Mountains and Permian Basin regions during the second and third quarters of 2013.

Impairment expense for the first nine months of 2014 and 2013 primarily related to the amortization of leasehold costs associated with individually insignificant unproved properties, and such amortization resulted in impairment expense of $53.6 million during the first nine months of 2014 as compared to $54.8 million for the first nine months of 2013.

General and Administrative Expenses.  We report general and administrative expenses net of third-party reimbursements and internal allocations.  The components of our general and administrative expenses were as follows (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
General and administrative expenses	$194,936	$192,056
Reimbursements and allocations	(89,977)	(83,590)
General and administrative expenses, net	$104,959	$108,466

General and administrative expense before reimbursements and allocations increased $2.9 million during the first nine months of 2014 as compared to the same period in 2013 primarily due to higher employee compensation between periods, as well as transaction-related costs incurred in 2014 for the Kodiak Acquisition discussed under “Acquisition and Divestiture Highlights” above.  Employee compensation increased $16.5 million for the first nine months of 2014 as compared to the same period in 2013 due to personnel hired during the past twelve months and general pay increases.  Transaction costs incurred for the Kodiak Acquisition totaled $11.8 million during the first nine months of 2014, while no such costs were incurred in 2013.

These increases  were offset by a decrease in accrued distributions under our Production Participation Plan (the “Plan”) between periods.  General and administrative expense for the nine months ended September 30, 2014 and 2013 includes $23.6 million and $55.3 million, respectively, for accrued Plan compensation.  On June 11, 2014, the Plan was terminated effective December 31, 2013.  Accordingly, there will be no compensation expense incurred under the Plan going forward.  Refer to the Deferred Compensation footnote in the notes to consolidated financial statements for more information.  Beginning January 1, 2015, we will implement a new cash bonus structure for our employees to replace the terminated Plan.

The increase in reimbursements and allocations for the first nine months of 2014 was primarily caused by higher salary costs and a greater number of field workers on Whiting-operated properties.   Our general and administrative expenses as a percentage of oil, NGL and natural gas sales decreased from 6% in the first nine months of 2013 to 4% for the first nine months of 2014, as a result of higher sales revenue between periods.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Senior Notes and Senior Subordinated Notes	$109,718	$35,838
Credit agreement	4,466	26,731
Amortization of debt issue costs and premium	9,343	7,800
Other	30	63
Capitalized interest	(2,736)	(853)
Total	$120,821	$69,579

The increase in interest expense of $51.2 million between periods was mainly attributable to $73.9 million in higher interest costs incurred on our notes during 2014.  This increase is due to our September 2013 issuance of $1,100.0 million of 5% Senior Notes due 2019 and $1,200.0 million of 5.75% Senior Notes due 2021.  This increase was partially offset by a $22.3 million decrease in the amount of interest incurred on our credit agreement during the first nine months of 2014 as compared to the first nine months of 2013 due to lower borrowings outstanding under this facility in 2014.

Our weighted average debt outstanding during the first nine months of 2014 was $2,692.1 million versus $2,104.2 million for the first nine months of 2013.  Our weighted average effective cash interest rate was 5.7% during the first nine months of 2014 compared to 4.0% for the first nine months of 2013.

Commodity Derivative (Gain) Loss, Net.  All of our commodity derivative contracts as well as our embedded derivatives are marked-to-market each quarter with fair value gains and losses recognized immediately in earnings, as commodity derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment from the counterparty.  Commodity derivative (gain) loss, net amounted to a loss of $26.8 million for the nine months ended September 30, 2014 mainly due to the upward shift in the futures curve of forecasted commodity prices (“forward price curve”) for crude oil from January 1, 2014 (or the 2014 date on which new contracts were entered into) to September 30, 2014.  Commodity derivative (gain) loss, net for the nine months ended September 30, 2013 resulted in a loss of $25.3 million due to the slightly less significant upward shift in the same forward price curve from January 1, 2013 (or the 2013 date on which prior year contracts were entered into) to September 30, 2013.

See Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” for a list of our outstanding derivatives as of October 1, 2014.

Income Tax Expense.  Income tax expense totaled $269.8 million for the first nine months of 2014 as compared to $225.7 million of income tax for the first nine months of 2013, an increase of $44.0 million that was mainly related to $37.2 million in higher pre-tax income between periods and expanded activity in states with higher corporate tax rates.  Also contributing to the increase in income tax expense between periods was a one-time benefit for state tax credits realized during the first nine months of 2013, which benefit did not reoccur during the first nine months of 2014.

Our effective tax rates for the periods ending September 30, 2014 and 2013 differ from the U.S. statutory income tax rate primarily due to the effects of state income taxes and permanent taxable differences.  Our overall effective tax rate increased from 34.7% for the first nine months of 2013 to 39.2% for the first nine months of 2014.  This increase is mainly the result of the increased activity in states with higher corporate tax rates and reduced state tax credits discussed above.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

	Three Months Ended
	September 30,
	2014	2013
Net production:
Oil (MMBbl)	8.5	6.7
NGLs (MMBbl)	0.9	0.7
Natural gas (Bcf)	7.7	6.8
Total production (MMBOE)	10.7	8.5
Net sales (in millions):
Oil (1)	$740.8	$658.0
NGLs	32.8	23.8
Natural gas	31.5	24.7
Total oil, NGL and natural gas sales	$805.1	$706.5
Average sales prices:
Oil (per Bbl) (1)	$86.78	$97.69
Effect of oil hedges on average price (per Bbl)	(0.16)	(2.01)
Oil net of hedging (per Bbl)	$86.62	$95.68
Average NYMEX price (per Bbl)	$97.21	$105.82
NGLs (per Bbl)	$36.01	$35.78
Natural gas (per Mcf)	$4.08	$3.64
Average NYMEX price (per Mcf)	$4.07	$3.58
Cost and expenses (per BOE):
Lease operating expenses	$11.56	$12.79
Production taxes	$6.44	$7.17
Depreciation, depletion and amortization expense	$26.61	$25.73
General and administrative expenses	$3.45	$5.90

(1)	Before consideration of hedging transactions.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue increased $98.5 million to $805.1 million when comparing the third quarter of 2014 to the same period in 2013.  Sales revenue is a function of oil, NGL and gas volumes sold and average commodity prices realized.  Our oil sales volumes increased 27%, our NGL sales volumes increased 37%, and our natural gas sales volumes increased 14% between periods.  The oil volume increase resulted primarily from drilling success at our Sanish and Parshall, Hidden Bench/Tarpon, Redtail and Missouri Breaks fields.  During the third quarter of 2014, oil production from our Sanish and Parshall fields increased 705 MBbl, oil production from our Hidden Bench/Tarpon fields increased 430 MBbl, oil production from our Redtail field increased 345 MBbl, and oil production from our Missouri Breaks field increased 280 MBbl over the same period in 2013.  Our NGLs are generally produced concurrently with our crude oil volumes, resulting in a high correlation between fluctuations in our oil quantities sold and our NGL quantities sold.  As a result, our NGL sales volume increases generally relate to the same areas as our oil volume increases, such as our Redtail field, our Sanish and Parshall fields and our Hidden Bench/Tarpon fields.  The gas volume increase between periods was primarily the result of new wells drilled and completed during the past twelve months, which caused increases in associated gas production of 655 MMcf at our Redtail field, 405 MMcf at our Sanish and Parshall fields and 310 MMcf at our Hidden Bench/Tarpon fields.  The period over period increase in gas volumes from Redtail was not only due to new wells drilled in this area but was also due to the Redtail gas plant, which came online in April 2014 and provided us with the ability to process a higher capacity of natural gas volumes.  These gas volume increases were partially offset by normal field production decline across several of our areas.

In addition to the above crude oil, NGL and natural gas production-related increases in net revenue was a 12% increase in the average sales price realized for natural gas in the third quarter of 2014 compared to the third quarter of 2013.  These increases were partially offset by an 11% decrease in the average sales price realized for oil.

Gain on Sale of Properties.    In July 2013,  we sold our interest in the Postle Properties for net proceeds of $816.5 million which resulted in a pre-tax gain on sale of $116.4 million for the three months ended September 30, 2013.  There were no other property divestitures resulting in a significant gain or loss on sale during the three months ended September 30, 2014 or September 30, 2013.

Lease Operating Expenses.  Our lease operating expenses during the third quarter of 2014 were $124.1 million, a $15.0 million increase over the same period in 2013.  Higher LOE in 2014 were primarily related to a $25.4 million increase in the cost of oil field goods and services associated with net wells we added during the last twelve months, partially offset by a decrease in well workover activity.  Workovers decreased from $21.7 million in the third quarter of 2013 to $11.3 million in the third quarter of 2014, primarily due to a lower number of well workovers being conducted at our CO2 project at North Ward Estes.

Our lease operating expenses on a BOE basis, however, decreased when comparing the third quarter of 2014 to the same 2013 period.  LOE per BOE amounted to $11.56 during the third quarter of 2014, which represents a decrease of $1.23 per BOE from the third quarter of 2013.  This decrease was mainly due to higher overall production volumes between periods combined with the decline in well workover costs, as discussed above.

Production Taxes.  Our production taxes during the third quarter of 2014 were $69.1 million, an $8.0 million increase over the same period in 2013, which increase was primarily due to higher oil, NGL and natural gas sales between periods.  Our production taxes, however, are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis was 8.6% and 8.7% for the third quarter of 2014 and 2013, respectively.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization expense increased $66.1 million in 2014 as compared to the third quarter of 2013.  The components of our DD&A expense were as follows (in thousands):

	Three Months Ended
	September 30,
	2014	2013
Depletion	$280,762	$216,174
Depreciation	1,398	968
Accretion of asset retirement obligations	3,498	2,388
Total	$285,658	$219,530

DD&A for the third quarter of 2014 increased over the same period in 2013 primarily due to $64.6 million in higher depletion expense between periods.  Of this increase, $57.6 million related to an increase in our overall production volumes during the third quarter of 2014 and $7.0 million related to a higher depletion rate between periods.  On a BOE basis, our overall DD&A rate of $26.61 for the third quarter of 2014 was 3% higher than the rate of $25.73 for the same period in 2013 due to $2,726.2 million in drilling and development expenditures during the past twelve months, which were largely offset by reserve additions over this same time period.

Exploration and Impairment Costs.  Our exploration and impairment costs decreased $17.2 million in the third quarter of 2014 as compared to the same period in 2013.  The components of our exploration and impairment costs were as follows (in thousands):

	Three Months Ended
	September 30,
	2014	2013
Exploration	$11,984	$28,426
Impairment	17,941	18,666
Total	$29,925	$47,092

Exploration costs decreased $16.4 million during the third quarter of 2014 as compared to the same period in 2013 primarily due to lower exploratory dry hole expenses and lower delay lease rentals paid.  We did not drill any exploratory dry holes in the third quarter of 2014, while we drilled three exploratory dry holes in the Rocky Mountains region totaling $9.5 million during the third quarter of 2013.  Delay lease rentals decreased $3.9 million between periods.

Impairment expense in the third quarter of 2014 and 2013 primarily related to the amortization of leasehold costs associated with individually insignificant unproved properties, and such amortization resulted in impairment expense of $17.9 million in the third quarter of 2014 as compared to $18.4 million in the third quarter of 2013.

General and Administrative Expenses.  We report general and administrative expenses net of third-party reimbursements and internal allocations.  The components of our general and administrative expenses were as follows (in thousands):

	Three Months Ended
	September 30,
	2014	2013
General and administrative expenses	$68,484	$79,554
Reimbursements and allocations	(31,414)	(29,186)
General and administrative expenses, net	$37,070	$50,368

General and administrative expense before reimbursements and allocations decreased $11.1 million in the third quarter of 2014 as compared to the same period in 2013 primarily due a decrease in accrued Production Participation Plan distributions.  General and administrative expense for the three months ended September 30, 2013 includes $33.9 million for accrued compensation under the Plan, whereas there was no such expense for the same period in 2014.  On June 11, 2014, the Plan was terminated effective December 31, 2013.  Accordingly, there will be no compensation expense incurred under the Plan going forward.  Refer to the Deferred Compensation footnote in the notes to consolidated financial statements for more information.  Beginning January 1, 2015, we will implement a new cash bonus structure for our employees to replace the terminated Plan.

The decrease in general and administrative expense discussed above was partially offset by transaction-related costs incurred in 2014 for the Kodiak Acquisition, as well as higher employee compensation between periods.  Transaction costs incurred for the Kodiak Acquisition totaled $11.8 million during the three months ended September 30, 2014, while no such costs were incurred in 2013.  Employee compensation increased $8.0 million in the third quarter of 2014 as compared to the same period in 2013 due to personnel hired during the past twelve months and general pay increases.

The increase in reimbursements and allocations for the third quarter of 2014 was primarily caused by higher salary costs and a greater number of field workers on Whiting-operated properties.  Our general and administrative expenses as a percentage of oil, NGL and natural gas sales decreased from 7% in the third quarter of 2013 to 5% for the third quarter of 2014.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Three Months Ended
	September 30,
	2014	2013
Senior Notes and Senior Subordinated Notes	$36,688	$15,713
Credit agreement	2,153	6,650
Amortization of debt issue costs and premium	2,001	2,849
Other	4	27
Capitalized interest	(1,214)	(251)
Total	$39,632	$24,988

The increase in interest expense of $14.6 million between periods was mainly attributable to $21.0 million in higher interest costs incurred on our notes during 2014.  This increase is due to our September 2013 issuance of $1,100.0 million of 5% Senior Notes due 2019 and $1,200.0 million of 5.75% Senior Notes due 2021.  This increase was partially offset by a $4.5 million decrease in the amount of interest incurred on our credit agreement during the third quarter of 2014 as compared to the third quarter of 2013 due to lower borrowings outstanding under this facility in 2014.

Our weighted average debt outstanding during the third quarter of 2014 was $2,768.5 million versus $1,959.9 million for the third quarter of 2013.  Our weighted average effective cash interest rate was 5.6% during the third quarter of 2014 compared to 4.6% for the third quarter of 2013.

Change in Production Participation Plan Liability.  In 2013, this non-cash expense represented the change in the vested present value of estimated future payments to be made to participants under the Plan.  On June 11, 2014, we terminated the Plan effective December 31, 2013. Accordingly, there was no such expense for the third quarter of 2014, nor will there be in any future periods.  Refer to the Deferred Compensation footnote in the notes to consolidated financial statements for more information.

Commodity Derivative (Gain) Loss, Net.  All of our commodity derivative contracts as well as our embedded derivatives are marked-to-market each quarter with fair value gains and losses recognized immediately in earnings, as commodity derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment from the counterparty.  Commodity derivative (gain) loss, net amounted to a gain of $23.8 million for the three months ended September 30, 2014 mainly due to the downward shift in the forward price curve for crude oil from July 1, 2014 (or the 2014 date on which new contracts were entered into) to September 30, 2014.  Commodity derivative (gain) loss, net for the three months ended September 30, 2013 resulted in a loss of $24.3 million due to the upward shift in the same forward price curve from July 1, 2013 (or the 2013 date on which new contracts were entered into) to September 30, 2013.

See Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” for a list of our outstanding derivatives as of October 1, 2014.

Income Tax Expense.  Income tax expense totaled $93.5 million for the third quarter of 2014 as compared to $101.2 million of income tax for the third quarter of 2013, a decrease of $7.7 million that was mainly related to $53.8 million in lower pre-tax income between periods.  Partially offsetting this decrease in income tax expense between periods was a one-time benefit for state tax credits realized during the third quarter of 2013, which benefit did not reoccur during the third quarter of 2014.

Our effective tax rates for the periods ending September 30, 2014 and 2013 differ from the U.S. statutory income tax rate primarily due to the effects of state income taxes and permanent taxable differences.  Our overall effective tax rate increased from 33.1% for the third quarter of 2013 to 37.2% for the third quarter of 2014.  This increase is mainly a result of the reduced state tax credits discussed above.

Liquidity and Capital Resources

Overview.  At September 30, 2014, we had $28.1 million of cash on hand and $4,254.1 million of equity, while at December 31, 2013, we had $699.5 million of cash on hand and $3,828.6 million of equity.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility, which we partially mitigate through the use of commodity hedge contracts.  Oil accounted for 80% and 79% of our total production in the first nine months of 2014 and 2013, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in NGL or natural gas prices.  As of October 1, 2014, we had derivative contracts covering the sale of approximately 48% of our forecasted oil production volumes for the remainder of 2014.  For a list of all of our outstanding derivatives as of October 1, 2014, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

During the first nine months of 2014, we generated $1,349.3 million of cash provided by operating activities, an increase of $95.2 million over the same period in 2013.  Cash provided by operating activities increased primarily due to higher crude oil, NGL and natural gas production volumes and higher realized sales prices for NGLs and natural gas, as well as lower exploration costs and general and administrative expenses during the first nine months of 2014.  These positive factors were partially offset by lower realized sales prices for oil, as well as increased lease operating expenses, production taxes and cash interest expense in the first nine months of 2014 as compared to the same period in 2013.  Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on increases and decreases in certain expenses during the first nine months of 2014.

During the first nine months of 2014, cash flows from operating activities and cash on hand plus $100.0 million in net borrowings under our credit agreement and $83.5 million of proceeds from the sale of properties were used to finance $2,046.3 million of drilling and development expenditures, $58.1 million of oil and gas property acquisitions, $58.9 million for purchases of other property and equipment and $26.4 million for the final payment under our Tax Sharing and Indemnification Agreement with Alliant Energy Corporation.

Exploration, Development and Undeveloped Acreage Expenditures.  The following chart details our exploration, development and undeveloped acreage expenditures incurred by region (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Rocky Mountains	$1,921,438	$1,545,358
Permian Basin (1)	276,295	245,175
Other (2)	32,547	138,486
Total incurred	$2,230,280	$1,929,019

(1)

For the nine months ended September 30, 2014, amount includes $45.2 million primarily related to the development of CO2 reserves and related facilities at our Bravo Dome field in New Mexico.    For the nine months ended September 30, 2013, amount includes $14.5 million primarily related to the acquisition of undeveloped acreage at our Bravo Dome field in New Mexico.

(2)	Other primarily includes oil and gas properties in Arkansas, Louisiana, Michigan, Oklahoma and Texas.

We continually evaluate our capital needs and compare them to our capital resources.  Our current 2014 exploration and development budget is $2.8 billion, which we expect to fund substantially with net cash provided by our operating activities, cash on hand and borrowings under our credit facility.  This represents a slight increase from the $2,675.2 million incurred on exploration, development and acreage expenditures during 2013, and based on this level of capital spending, we are forecasting production growth in 2014 over our 2013 production level of 34.3 MMBOE.  We expect to allocate $2,533.0 million of our 2014 budget to exploration and development activity, $116.0 million for undeveloped acreage and $151.0 million for facilities.  Although we have only budgeted $116.0 million for undeveloped leasehold purchases in 2014, we will continue to selectively pursue property acquisitions that complement our existing core property base.  We believe that should additional attractive acquisition opportunities arise or exploration and development expenditures exceed $2.8 billion, we will be able to finance additional capital expenditures with cash on hand, cash flows from operating activities, borrowings under our credit agreement, issuances of additional debt or equity securities, agreements with industry partners or divestitures of certain oil and gas property interests.  Our level of exploration, development and acreage expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among other factors.  We believe that we have sufficient liquidity and capital resources to execute our business plans over the next 12 months, including obligations arising as a result of the anticipated Kodiak Acquisition, and for the foreseeable future.  Under the terms of the Kodiak Acquisition agreement, we will acquire all of the outstanding common stock of Kodiak, whereby Kodiak shareholders will receive 0.177 of a share of Whiting common stock in exchange for each share of Kodiak common stock they own, and we will assume all of Kodiak’s outstanding debt as of the closing date of the acquisition.  In addition, with our expected cash flow streams, commodity price hedging strategies, current liquidity levels, access to debt and equity markets and flexibility to modify future capital expenditure programs, we expect to be able to fund all planned capital programs and debt repayments, comply with our debt covenants, and meet other obligations that may arise from our oil and gas operations.

Credit Agreement.  Whiting Oil and Gas, our wholly-owned subsidiary, has a credit agreement with a syndicate of banks that as of September 30, 2014 had a borrowing base of $2.8 billion, of which $1.2 billion has been committed by lenders and is available for borrowing.  We may increase the maximum aggregate amount of commitments under the credit agreement up to the $2.8 billion borrowing base if certain conditions are satisfied, including the consent of lenders participating in the increase.  As of September 30, 2014, we had $1,097.0 million of available borrowing capacity, which was net of $100.0 million in borrowings and $3.0 million in letters of credit outstanding.  The credit agreement expires on the earlier of (i) April 2, 2019 or (ii) with certain exceptions, the date that is 91 days prior to the scheduled maturity of any permitted additional unsecured senior or senior subordinated notes, which includes the Company’s 5% Senior Notes due March 2019, unless redeemed earlier in accordance with the credit agreement.

The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of our proved reserves that have been mortgaged to such lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  A portion of the revolving credit facility in an aggregate amount not to exceed $50.0 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of ours.  As of September 30, 2014,  $47.0 million was available for additional letters of credit under the agreement.

The credit agreement provides for interest only payments until the expiration date of the agreement, when all outstanding borrowings are due. Interest accrues at our option at either (i) a base rate for a base rate loan plus the margin in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.50% per annum or an adjusted LIBOR rate plus 1.00% per annum, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus the margin in the table below.  Additionally, we also incur commitment fees as set forth in the table below on the unused portion of the lesser of the aggregate commitments of the lenders or the borrowing base.

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

The credit agreement contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of our lenders.  Except for limited exceptions, the credit agreement also restricts our ability to make any dividend payments or distributions on our common stock.  These restrictions apply to all of the net assets of Whiting Oil and Gas.  The credit agreement requires us, as of the last day of any quarter, (i) to not exceed a total debt to the last four quarters’ EBITDAX ratio (as defined in the credit agreement) of 4.0 to 1.0 and (ii) to have a consolidated current assets to consolidated current liabilities ratio (as defined in the credit agreement and which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0.  We were in compliance with our covenants under the credit agreement as of September 30, 2014.

For further information on the loan security related to our credit agreement, refer to the Long-Term Debt footnote in the notes to consolidated financial statements.

In August 2014, we entered into a Sixth Amended and Restated Credit Agreement with a syndicate of banks which will replace our existing credit agreement effective on the closing date of the Kodiak Acquisition.  This amended credit agreement will increase the borrowing base under our credit facility to $4.5 billion, with aggregate commitments of $3.5 billion, of which $2.5 billion relates to commitments to extend revolving credit and $1.0 billion relates to a senior secured Delayed Draw Facility.  The Delayed Draw Facility may be used to provide cash consideration for any repurchase or redemption of Kodiak’s outstanding senior notes in connection with the Kodiak Acquisition, to pay transaction costs and for other corporate purposes.  A portion of the revolving credit facility, in an aggregate amount not to exceed $100.0 million, may be used to issue letters of credit for the account of Whiting Oil & Gas and other designated subsidiaries of the Company.  Under the amended credit agreement, the revolving credit facility will mature on the fifth anniversary of the closing date of the Kodiak Acquisition and the Delayed Draw Facility will mature on December 31, 2015.  The Kodiak Acquisition is expected to close in December 2014.  The other material terms of the amended credit agreement are otherwise similar to Whiting Oil and Gas’ current credit facility except at any time during which (i) we have an investment-grade debt rating from Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group and (ii) we have elected, at our discretion, to effect an investment-grade rating period.  Under these circumstances, (i) certain security requirements, including the borrowing base requirement, and restrictive covenants will cease to apply, (ii) certain other restrictive covenants will become less restrictive, (iii) an additional financial covenant will be imposed, and (iv) the interest rate margin applicable to all revolving borrowings as well as the commitment fee with respect to the revolving facility will be based upon our debt rating rather than the ratio of outstanding borrowings to the borrowing base.

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

The indentures governing the notes restrict us from incurring additional indebtedness, subject to certain exceptions, unless our fixed charge coverage ratio (as defined in the indentures) is at least 2.0 to 1.  If we were in violation of this covenant, then we may not be able to incur additional indebtedness, including under Whiting Oil and Gas’ credit agreement.  Additionally, the indentures governing the notes contain restrictive covenants that may limit our ability to, among other things, pay cash dividends, redeem or repurchase our capital stock or our subordinated debt, make investments or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of ours and our restricted subsidiaries taken as a whole, and enter into hedging contracts.  These covenants may potentially limit the discretion of our management in certain respects.  We were in compliance with these covenants as of September 30, 2014.  However, a substantial or extended decline in oil, NGL or natural gas prices may adversely affect our ability to comply with these covenants in the future.

In conjunction with the Kodiak Acquisition, we solicited and received the required consent of the holders of Kodiak’s outstanding $1.6 billion aggregate principal amount of senior notes (the “Kodiak Notes”) to adopt certain amendments to the indentures (the “Kodiak Indentures”) under which the Kodiak Notes were issued (the “Consent Solicitations”).  In connection with the Consent Solicitations, we offered to (i) issue an unconditional and irrevocable guarantee (the “Whiting Guarantee”) of the prompt payment, when due, of any amount owed under the Kodiak Notes and the Kodiak Indentures and (ii) make a cash payment in respect of consents delivered in the Consent Solicitations.  The amendments will not become operative and the Whiting Guarantee will not be issued until the completion of the Kodiak Acquisition.

Contractual Obligations and Commitments

Schedule of Contractual Obligations.  The table below does not include any penalties that may be incurred under our physical delivery contracts, since we cannot predict with accuracy whether we will be subject to any such penalties or the amount and timing of any such penalties if incurred.  The following table summarizes our obligations and commitments as of September 30, 2014 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods (in thousands):

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Long-term debt (1)	$2,750,000	$-	$-	$1,550,000	$1,200,000
Cash interest expense on debt (2)	798,723	150,500	301,000	246,598	100,625
Asset retirement obligations (3)	182,556	11,595	23,135	23,189	124,637
Purchase obligations (4)	617,859	98,311	122,832	67,455	329,261
Drilling rig contracts (5)	161,997	101,810	60,187	-	-
Operating leases (6)	25,619	6,453	11,397	7,261	508
Construction and drilling contract (7)	19,387	2,787	9,600	7,000	-
Production Participation Plan liability (8)	113,391	113,391	-	-	-
Total	$4,669,532	$484,847	$528,151	$1,901,503	$1,755,031

(1)

Long-term debt consists of the principal amounts of the 6.5% Senior Subordinated Notes due 2018, the 5% Senior Notes due 2019, the 5.75% Senior Notes due 2021 and the outstanding borrowings under our credit agreement due in 2019.

(2)

Cash interest expense on the 6.5% Senior Subordinated Notes due 2018, the 5% Senior Notes due 2019 and the 5.75% Senior Notes due 2021 is estimated assuming no principal repayment until the due dates of the instruments.  Cash interest expense on the credit agreement is estimated assuming no principal repayment until the 2019 instrument due date and is estimated at a fixed interest rate of 3.8%.

(3)

Asset retirement obligations represent the present value of estimated amounts expected to be incurred in the future to plug and abandon oil and gas wells, remediate oil and gas properties and dismantle their related plants and facilities.

(4)

We have five take-or-pay purchase agreements, of which one agreement expires each year from 2014 to 2017 and one agreement expires in 2033.  Three of these agreements contain commitments to buy certain volumes of CO2 for use in our North Ward Estes EOR project in Texas.  Under the remaining two take-or-pay agreements, we have committed to buy certain volumes of water for use in the fracture stimulation process of wells in our Redtail field.  Under the terms of these agreements, we are obligated to purchase a minimum volume of CO2 or water, as the case may be, or else pay for any deficiencies at the price stipulated in the contract.  In addition, we have two ship-or-pay agreements with different suppliers, one expiring in 2016 and one expiring in 2017, whereby we have committed to transport a minimum daily volume of CO2 or water, as the case may be, via certain pipelines or else pay for any deficiencies at a price stipulated in the contracts.  The CO2 volumes planned for use in the EOR project in our North Ward Estes field and the water volumes planned for use at our Redtail field currently exceed the minimum volumes specified in all of these agreements.  Therefore, we expect to avoid any payments for deficiencies.  The purchasing obligations reported above represent our minimum financial commitment pursuant to the terms of these contracts.  However, our actual expenditures under these contracts are expected to exceed the minimum commitments presented above.

(5)

We currently have 14 drilling rigs under long-term contract, of which three drilling rigs expire in 2014, three in 2015, seven in 2016 and one in 2017.  All of these rigs are operating in the Rocky Mountains region.  As of September 30, 2014, early termination of the remaining contracts would require termination penalties of $127.9 million, which would be in lieu of paying the remaining drilling commitments of $162.0 million.  No other drilling rigs working for us are currently under long-term contracts or contracts that cannot be terminated at the end of the well that is currently being drilled.  Due to the short-term and indeterminate nature of the time remaining on rigs drilling on a well-by-well basis, such obligations have not been included in this table.

(6)

We lease 185,100 square feet of administrative office space in Denver, Colorado under an operating lease arrangement expiring in 2018, 47,900 square feet of office space in Midland, Texas expiring in 2020 and 20,000 square feet of office space in Dickinson, North Dakota expiring in 2016.  In addition, we entered into a lease for several residential apartments in Watford City and Dickinson, North Dakota under an operating lease agreement expiring in 2015.

(7)

We entered into a contractual obligation to spend up to $51.4 million on the construction of certain facilities and field infrastructure and the drilling of forty-six CO2 wells in our Bravo Dome field.  If we fail to spend the required amounts by the dates set forth in the agreement, we will be required to pay the remaining unspent capital expenditures, which amounted to $19.4 million as of September 30, 2014, as liquidated damages.  We do not have any volumetric CO2 delivery or supply commitments associated with this contract.

(8)

In June 2014, we terminated our Production Participation Plan effective December 31, 2013.  Pursuant to the terms of the Plan, upon termination we are required to distribute to each Plan participant an amount, based upon the valuation method set forth in the Plan, in a lump sum payment twelve months after the date of termination.  This distribution will be made during the first half of 2015.

Based on current oil and natural gas prices and anticipated levels of production, we believe that the estimated net cash generated from operations, together with cash on hand and amounts available under our credit agreement and the Delayed Draw Facility, will be adequate to meet future liquidity needs, including satisfying our financial obligations and funding our operations, exploration and development activities and obligations arising as a result of the anticipated Kodiak Acquisition.

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

Effects of Inflation and Pricing

We experienced increased costs during 2013 and the first nine months of 2014 due to increased demand for oil field products and services.  The oil and gas industry is very cyclical, and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and not adjust downward in proportion to prices.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, depletion expense, impairment assessments of oil and gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

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

These risks and uncertainties include, but are not limited to: the ability to obtain shareholder and court approvals of the Kodiak Acquisition; the ability to complete the proposed Kodiak Acquisition on anticipated terms and timetable; our and Kodiak’s ability to integrate successfully after the Kodiak Acquisition and achieve anticipated benefits from the Kodiak Acquisition; the possibility that various closing conditions for the Kodiak Acquisition may not be satisfied or waived; risks relating to any unforeseen liabilities of ours or Kodiak’s; declines in oil, NGL or natural gas prices; our level of success in exploration, development and production activities; adverse weather conditions that may negatively impact development or production activities; the timing of our exploration and development expenditures; our ability to obtain sufficient quantities of CO2 necessary to carry out our EOR projects; inaccuracies of our reserve estimates or our assumptions underlying them; revisions to reserve estimates as a result of changes in commodity prices; impacts to financial statements as a result of impairment write-downs; risks related to our level of indebtedness and periodic redeterminations of the borrowing base under our amended credit agreement; our ability to generate sufficient cash flows from operations to meet the internally funded portion of our capital expenditures budget; our ability to obtain external capital to finance exploration and development operations and acquisitions; federal and state initiatives relating to the regulation of hydraulic fracturing; the potential impact of federal debt reduction initiatives and tax reform legislation being considered by the U.S. Federal Government that could have a negative effect on the oil and gas industry; our ability to identify and complete acquisitions and to successfully integrate acquired businesses; unforeseen underperformance of or liabilities associated with acquired properties; our ability to successfully complete potential asset dispositions and the risks related thereto; the impacts of hedging on our results of operations; failure of our properties to yield oil or gas in commercially viable quantities; availability of, and risks associated with, transport of oil and gas; shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and completion services; uninsured or underinsured losses resulting from our oil and gas operations; our inability to access oil and gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing our oil and gas operations; our ability to replace our oil and natural gas reserves; any loss of our senior management or technical personnel; competition in the oil and gas industry; and other risks described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10‑K for the period ended December 31, 2013.  We assume no obligation, and disclaim any duty, to update the forward-looking statements in this Quarterly Report on Form 10-Q.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and have not materially changed since that report was filed.

Commodity Price Risk

The price we receive for our oil and gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Crude oil and natural gas are commodities, and therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand.  Historically, markets for oil and gas have been volatile, and these markets will likely continue to be volatile in the future.  Based on production for the first nine months of 2014, our income before income taxes for the nine months ended September 30, 2014 would have moved up or down $212.9 million for each 10% change in oil prices per Bbl, $9.8 million for each 10% change in NGL prices per Bbl and $12.5 million for each 10% change in natural gas prices per Mcf.

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

Commodity Derivative Contracts—The collared hedges shown in the tables below have the effect of providing a protective floor while allowing us to share in upward pricing movements.  Consequently, while these hedges are designed to reduce our exposure to price decreases, they also have the effect of limiting the benefit of price increases above the ceiling.  For the crude oil collars outstanding as of September 30, 2014, a hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve as of September 30, 2014 would cause a decrease or increase, respectively, of $10.8 million in our commodity derivative (gain) loss.

Our outstanding hedges as of October 1, 2014 are summarized below:

Whiting Petroleum Corporation

Derivative			Monthly Volume	Weighted Average
Instrument	Commodity	Period	(Bbl)	NYMEX Sub-Floor/Floor/Ceiling
Three-way collars (1)	Crude oil	10/2014 to 12/2014	1,480,000	$71.82/$85.68/$103.85
	Crude oil	01/2015 to 03/2015	100,000	$70.00/$85.00/$107.90
	Crude oil	04/2015 to 06/2015	100,000	$70.00/$85.00/$107.90
	Crude oil	07/2015 to 09/2015	100,000	$70.00/$85.00/$107.90
	Crude oil	10/2015 to 12/2015	100,000	$70.00/$85.00/$107.90

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

The table below summarizes the future production volumes to be sold under one of these contracts as of October 1, 2014 at a price equal to NYMEX less a fixed differential of $4.75 per Bbl.  If we are unable to deliver the production volumes specified in this contract, the fixed differential will increase proportionately.

		Daily Volume
Commodity	Period	(Bbl per day)
Crude oil	01/2015 to 12/2015	25,000
Crude oil	01/2016 to 12/2016	30,000
Crude oil	01/2017 to 12/2017	35,000
Crude oil	01/2018 to 12/2018	40,000
Crude oil	01/2019 to 12/2019	45,000

The table below summarizes the future production volumes to be sold under the second contract as of October 1, 2014 at a price equal to NYMEX less certain fixed differentials depending on the delivery methods specified in the contract:

		Daily Volume
Commodity	Period	(Bbl per day)
Crude oil	07/2015 to 12/2015	20,000
Crude oil	01/2016 to 12/2016	20,000
Crude oil	01/2017 to 12/2017	20,000
Crude oil	01/2018 to 12/2018	20,000
Crude oil	01/2019 to 12/2019	20,000
Crude oil	01/2020 to 06/2020	20,000

Fixed-price Natural Gas Contracts.  We have fixed-price gas sales contracts with end users for a portion of the natural gas we produce in Colorado and Utah.  Our future production volumes projected to be sold under these fixed-price contracts as of October 1, 2014 are summarized below:

		Daily Volume	Weighted Average Price
Commodity	Period	(MMBtu per day)	Per MMBtu
Natural gas	10/2014 to 12/2014	11,000	$5.49

Commodity Derivatives Conveyed to Whiting USA Trust II.  In connection with our conveyance in March 2012 of a term net profits interest to Whiting USA Trust II (“Trust II”), the rights to any future hedge payments we make or receive on certain of our derivative contracts, representing 119 MBbl of crude oil in 2014, have been conveyed to Trust II, and therefore such payments will be included in Trust II’s calculation of net proceeds.  Under the terms of the aforementioned conveyance, we retain 10% of the net proceeds from the underlying properties.  This results in third-party public holders of Trust II units receiving 90%, while we retain 10%, of the future economic results of such hedges.  No additional hedges are allowed to be placed on Trust II assets.

The table below summarizes all of the outstanding costless collars that we entered into and then in turn conveyed, as described in the preceding paragraph, to Trust II (of which we retain 10% of the future economic results and third-party public holders of Trust II units receive 90% of the future economic results):

Conveyed to Whiting USA Trust II

Derivative			Monthly Volume
Instrument	Commodity	Period	(Bbl)	NYMEX Floor/Ceiling
Collars	Crude oil	10/2014 to 12/2014	39,700	$80.00/$122.50

Embedded Commodity Derivative Contracts—The price we pay for oil field products and services significantly impacts our profitability, reserve estimates, access to capital and future growth rate.  Typically, as prices for oil and natural gas increase, so do all associated costs.  In May 2011, we entered into a long-term contract to purchase CO2 for use in our EOR project at the North Ward Estes field in Texas.  The contract has a 15-year term and delivery is expected to commence in May 2018.  This contract contains a price adjustment clause that is linked to changes in NYMEX crude oil prices, in order to reduce our exposure to paying higher than the market rates for CO2 in a climate of declining oil prices.  We have determined that the portion of this contract linked to NYMEX oil prices is not clearly and closely related to the host contract, and we have therefore bifurcated this embedded pricing feature from its host contract and reflected it at fair value in the consolidated financial statements.  This embedded commodity derivative contract has not been designated as a hedge, and therefore all changes in fair value since inception have been recorded immediately to earnings.  The price per Mcf of CO2 purchased under this agreement increases or decreases as the average price of NYMEX crude oil likewise increases or decreases.  For this embedded commodity derivative contract, a hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve as of September 30, 2014 would cause a decrease or increase, respectively, of $3.2 million in our commodity derivative (gain) loss.

Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chairman, President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2014.  Based upon their evaluation of these disclosures controls and procedures, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”).  Originally issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application.  The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework.  As of September 30, 2014, the Company continues to utilize the 1992 Framework during its transition to the 2013 Framework by the end of 2014.

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

Completion of the Kodiak Acquisition is not assured and is subject to risks, including the risks that approval of the transaction by our stockholders and the shareholders of Kodiak, by the applicable court or by governmental agencies will not be obtained or that certain other closing conditions will not be satisfied.  If the Kodiak Acquisition is not completed, our ongoing business and financial results may be adversely affected, and we will be subject to several risks, including:

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

We and Kodiak may be unable to obtain the court approvals required to complete the Kodiak Acquisition or, in order to do so, we and Kodiak may be required to comply with material restrictions or conditions that may negatively affect the combined company after the Kodiak Acquisition is completed or cause us to abandon the Kodiak Acquisition.  Failure to complete the Kodiak Acquisition could negatively affect our future business and financial results.

Completion of the Kodiak Acquisition is contingent upon, among other things, the receipt of certain court approvals.    We and Kodiak can provide no assurance that all required court approvals will be obtained or that the approvals or consents will not contain terms, conditions or restrictions that would be detrimental to the combined company after completion of the Kodiak Acquisition.

Delays in completing the Kodiak Acquisition may substantially reduce the expected benefits of the Kodiak Acquisition.

Satisfying the conditions to, and completion of, the Kodiak Acquisition may take longer than, and could cost more than, we expect.  Any delay in completing or any additional conditions imposed in order to complete the Kodiak Acquisition may materially adversely affect the synergies and other benefits that we expect to achieve from the Kodiak Acquisition and the integration of our businesses.  In addition, we and Kodiak each have the right to terminate the Kodiak Acquisition agreement if the Kodiak Acquisition is not completed by January 9, 2015.

Stockholder litigation against Kodiak and/or us could result in an injunction preventing completion of the Kodiak Acquisition, the payment of damages in the event the Kodiak Acquisition is completed, and/or may adversely affect the combined company's business, financial condition or results of operations following the Kodiak Acquisition.

Transactions such as the Kodiak Acquisition are often subject to lawsuits by stockholders.  In connection with the Kodiak Acquisition, seven purported class action lawsuits have been filed on behalf of Kodiak shareholders in the United States District Court for the District of Colorado: Quigley and Koelling v. Whiting Petroleum Corporation, et al., Case No. 1:14-cv-02023, filed July 22, 2014 (the plaintiffs voluntarily dismissed this lawsuit on September 24, 2014); Fioravanti v. Krysiak, et al., Case No. 1:14-cv-02037, filed July 23, 2014 (the plaintiffs voluntarily dismissed this lawsuit on October 24, 2014); Wilkinson v. Whiting Petroleum Corporation, et al., Case No. 1:14-cv-2074, filed July 25, 2014 (the plaintiffs voluntarily dismissed this lawsuit on October 23, 2014); Goldsmith v. Krysiak, et al., Case No. 1:14-cv-2098, filed July 29, 2014; Rogowski v. Whiting Petroleum Corporation, et al., Case No. 1:14-cv-2136, filed July 31, 2014 (the plaintiffs voluntarily dismissed this lawsuit on October 20, 2014); Reiter v. Peterson, et al., Case No. 1:14-cv-02176, filed August 6, 2014; Sohler v. Whiting Petroleum Corporation, et al., Case No. 1:14-cv-02863, filed October 20, 2014 (the “Sohler Case”); and one purported class action lawsuit has been filed on behalf of Kodiak shareholders in Denver District Court, State of Colorado: The Booth Family Trust v. Kodiak Oil & Gas Corp., et al., Case No. 14-cv32947, filed July 25, 2014.  This last case was removed to the United States District Court for the District of Colorado on September 4, 2014 and is pending in that court now as Case No. 1:14-cv-2457.  It is possible that other related or amended suits could subsequently be filed.  The defendants have filed motions to dismiss with prejudice in all of the remaining cases other than the Sohler Case.  The allegations in the four remaining lawsuits are similar.  They purport to be brought as class actions on behalf of all shareholders of Kodiak.  The complaints name as defendants us and the individual members of the Kodiak board of directors, and list Kodiak as a nominal party or a defendant.  Additionally, one complaint lists James Henderson, Kodiak’s Chief Financial Officer, as a defendant.  The complaints allege that the Kodiak board of directors breached its fiduciary duties to Kodiak shareholders by, among other things, failing to engage in a fair sale process before approving the arrangement and to maximize shareholder value in connection with the arrangement.  Additionally, the Sohler Case alleges violations under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder.  Specifically, the complaints allege that the Kodiak board of directors undervalued Kodiak in connection with the arrangement and that the Kodiak board of directors agreed to certain deal protection mechanisms that precluded Kodiak from obtaining competing offers.    The complaints also allege that we aided and abetted the Kodiak board of directors’ alleged breaches of fiduciary duties.  The Sohler Case alleges additionally that in issuing the Preliminary Proxy Statement the Kodiak board of directors violated the cited sections of, and rule promulgated under, the Securities Exchange Act of 1934, as amended.  The complaints seek, among other things, injunctive relief preventing the closing of the Kodiak Acquisition, rescission of the Kodiak Acquisition or an award of rescissory damages to the purported class in the event that the Kodiak Acquisition is consummated, and damages, including counsel fees and expenses.

One of the conditions to the closing of the Kodiak Acquisition is that no law, order, injunction or judgment has been enacted or issued by any government entity that has the effect of prohibiting the consummation of the Kodiak Acquisition.  Consequently, if any lawsuit is successful in obtaining an injunction prohibiting us or Kodiak from consummating the Kodiak Acquisition on the agreed upon terms, the injunction may prevent the Kodiak Acquisition from being completed within the expected timeframe, or at all.  Furthermore, if the Kodiak Acquisition is prevented or delayed, the lawsuits could result in substantial costs, including any costs associated with the indemnification of directors.  The defense or settlement of any lawsuit or claim that remains unresolved at the time the Kodiak Acquisition is completed may adversely affect the combined company’s business, financial condition or results of operations.

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

We and Kodiak entered into the arrangement agreement with the expectation that the arrangement will result in various benefits, including, among other things, operating efficiencies and cost savings.  Achieving the anticipated benefits of the Kodiak Acquisition will depend in part upon whether our two companies integrate our businesses in an efficient and effective manner.  We and Kodiak may not be able to accomplish this integration process successfully.  The difficulties of combining the two companies’ businesses potentially will include, among other things:

•

the necessity of addressing possible differences, incorporating cultures and management philosophies, and the integration of certain operations following the transaction will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company; and

•	any inability of our management to cause best practices to be applied to the combined company’s business.

An inability to realize the full extent of the anticipated benefits of the transaction, as well as any delays encountered in the transition process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may affect the value of our common stock after the closing of the arrangement.

The market price of our common stock may decline in the future as a result of the Kodiak Acquisition.

The market price of our common stock may decline in the future as a result of the Kodiak Acquisition for a number of reasons, including the unsuccessful integration of Kodiak and us (including the reasons set forth in the preceding risk factor) or our failure to achieve the perceived benefits of the Kodiak Acquisition, including financial and operating results, as rapidly as or to the extent anticipated by financial or industry analysts.  These factors are, to some extent, beyond our control.

Our current stockholders will have a reduced ownership and voting interest after the Kodiak Acquisition.

As a result of the stock we expect to issue as part of the Kodiak Acquisition, our current stockholders and Kodiak shareholders are expected to hold approximately 71% and 29%, respectively, of the combined company's outstanding common stock immediately following completion of the Kodiak Acquisition.  Our stockholders currently have the right to vote for directors and on other matters affecting our company.  When the Kodiak Acquisition occurs, each of our stockholders will remain a holder of our common stock with a percentage ownership of the combined company that will be smaller than that stockholder's percentage of our common stock prior to the Kodiak Acquisition.  As a result of this reduced ownership percentage, our stockholders will have less voting power in the combined company than they now have with respect to us.

Item 6.     Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10‑Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of October, 2014.

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

(4.1)

Sixth Amended and Restated Credit Agreement, dated as of August 27, 2014, among Whiting Petroleum Corporation, Whiting Oil and Gas Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various other agents party thereto [Incorporated by reference to Exhibit 4.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K dated August 27, 2014 (File No. 001-31899)].

(4.2)

First Supplemental Indenture, dated October 17, 2014, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC, KOG Oil & Gas ULC, KOG Finance, LLC, U.S. Bank National Association, as trustee, Computershare Trust Company of Canada, as Canadian trustee, and Whiting Petroleum Corporation, relating to the Kodiak Oil & Gas Corp. 8.125% Senior Notes Due 2019 [Incorporated by reference to Exhibit 4.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K dated October 17, 2014 (File No. 001-31899)].

(4.3)

First Supplemental Indenture, dated October 17, 2014, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC, KOG Oil & Gas ULC, KOG Finance, LLC, U.S. Bank National Association, as trustee, Computershare Trust Company of Canada, as Canadian trustee, and Whiting Petroleum Corporation, relating to the Kodiak Oil & Gas Corp. 5.500% Senior Notes Due 2021 [Incorporated by reference to Exhibit 4.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K dated October 17, 2014 (File No. 001-31899)].

(4.4)

First Supplemental Indenture, dated October 17, 2014, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC, KOG Oil & Gas ULC, KOG Finance, LLC, U.S. Bank National Association, as trustee, Computershare Trust Company of Canada, as Canadian trustee, and Whiting Petroleum Corporation, relating to the Kodiak Oil & Gas Corp. 5.500% Senior Notes Due 2022 [Incorporated by reference to Exhibit 4.3 to Whiting Petroleum Corporation’s Current Report on Form 8-K dated October 17, 2014 (File No. 001-31899)].

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
(101)

The following materials from Whiting Petroleum Corporation’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013, (v) the Consolidated Statements of Equity for the Nine Months Ended September 30, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.