Form 10-K
period 2014-12-31
WHITING PETROLEUM CORP
filed 2015-02-27
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting common stock held by non-affiliates of the Registrant at June 30, 2014:  $9,569,978,297.

Number of shares of the Registrant’s common stock outstanding at February 13, 2015:  167,041,054 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

“delay rental”  Consideration paid to the lessor by a lessee to extend the terms of an oil and natural gas lease in the absence of drilling operations and/or production that is contractually required to hold the lease.  This consideration is generally required to be paid on or before the anniversary date of the oil and gas lease during its primary term, and typically extends the lease for an additional year.

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

“dry hole”  A well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

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

“LIBOR” London interbank offered rate.

“MBbl” One thousand barrels of oil, NGLs or other liquid hydrocarbons.

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

“prospect” A property on which indications of oil or gas have been identified based on available seismic and geological information.

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

“SEC” The United States Securities and Exchange Commission.

“service well” A service well is a well drilled or completed for the purpose of supporting production in an existing field.  Wells in this class are drilled for the following specific purposes: gas injection (natural gas, propane, butane, CO2 or flue gas), water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation or injection for in-situ combustion.

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

Since our inception in 1980, we have built a strong asset base and achieved steady growth through property acquisitions, development of proved reserves and exploration activities.  As of December 31, 2014, our estimated proved reserves totaled 780.3 MMBOE, representing a 78% increase in our proved reserves since December 31, 2013.  Our 2014 average daily production was 114.5 MBOE/d and results in an average reserve life of approximately 18.7 years.

The following table summarizes by core area, our estimated proved reserves as of December 31, 2014, their corresponding pre-tax PV10% values, and our fourth quarter 2014 average daily production rates, as well as our company’s total standardized measure of discounted future net cash flows as of December 31, 2014:

	Proved Reserves (1)
						Pre-Tax	4th Quarter 2014
			Natural			PV10%	Average Daily
	Oil	NGLs	Gas	Total	%	Value (2)	Production
Core Area	(MMBbl)	(MMBbl)	(Bcf)	(MMBOE)	Oil	(in millions)	(MBOE/d)
Rocky Mountains (3)	528.6	35.0	432.9	635.7	83%	$12,517.9	116.2
Permian Basin	110.9	19.0	18.7	133.0	83%	1,460.9	11.5
Other (4)	4.1	0.7	40.4	11.6	35%	156.6	3.6
Total	643.6	54.7	492.0	780.3	82%	$14,135.4	131.3
Discounted Future Income Taxes						(3,292.0)
Standardized Measure of Discounted Future Net Cash Flows						$10,843.4

_____________________

(1)

Oil and gas reserve quantities and related discounted future net cash flows have been derived from oil and gas prices calculated using an average of the first-day-of-the month price for each month within the 12 months ended December 31, 2014, pursuant to current SEC and FASB guidelines.

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

(3)	Includes oil and gas properties located in Colorado, Montana, North Dakota, Utah and Wyoming.
(4)	Other primarily includes oil and gas properties located in Arkansas, Michigan, Oklahoma and Texas.

While historically we have grown through acquisitions, we are increasingly focused on a balance between our exploration and development programs and are continuing to selectively pursue acquisitions that complement our existing core properties, such as the Kodiak Acquisition discussed below under “Acquisitions and Divestitures”.  We believe that our significant drilling inventory, combined with our operating experience and cost structure, provides us with meaningful organic growth opportunities.

Our growth plan is centered on the following activities:

•	pursuing the development of projects that we believe will generate attractive rates of return;
•	allocating a portion of our exploration and development (“E&D”) budget to leasing and exploring prospect areas;
•	maintaining a balanced portfolio of lower risk, long-lived oil and gas properties that provide stable cash flows; and
•	seeking property acquisitions that complement our core areas, such as the Kodiak Acquisition discussed below under “Acquisitions and Divestitures”.

During 2014, we incurred $3.2 billion in exploration, development and acreage expenditures including $3.0 billion for the drilling of 611 gross (257.1 net) wells.  Of these new wells, 253.0 (net) resulted in productive completions and 4.1 (net) were unsuccessful, yielding a 98% success rate.

Our current 2015 E&D budget is $2.0 billion, and included in this amount is approximately $59 million in acreage acquisition costs.  The 2015 budget of $2.0 billion represents a substantial decrease from the $3.2 billion in E&D (which amount also includes acreage expenditures) we incurred in 2014.  This reduced capital budget is in response to the significantly lower crude oil prices experienced during the fourth quarter of 2014 and continuing into 2015.  We expect to fund substantially all of our 2015 E&D budget using net cash provided by operating activities, cash on hand, borrowings under our credit facility, or through the issuance of additional debt or equity securities.

We continually evaluate our current portfolio and sell properties when we believe that the sales price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.

Acquisitions and Divestitures

Our significant acquisitions and divestitures during the last two years are summarized below.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K for additional information on these acquisitions and divestitures.

2014 Acquisitions.  On December 8, 2014, we completed the acquisition of Kodiak Oil & Gas Corp. (now known as Whiting Canadian Holding Company ULC, “Kodiak”) whereby we acquired all of the outstanding common stock of Kodiak (the “Kodiak Acquisition”).  Pursuant to the terms of the Kodiak Acquisition agreement, Kodiak shareholders received 0.177 of a share of Whiting common stock in exchange for each share of Kodiak common stock they owned.  Total consideration for the Kodiak Acquisition was $1.8 billion, consisting of the 47,546,139 Whiting common shares issued at the market price of $37.25 per share on the date of issuance plus the fair value of Kodiak’s outstanding equity awards assumed by Whiting.  The aggregate purchase price of the transaction was $4.3 billion, which includes the assumption of Kodiak’s outstanding debt of $2.5 billion as of December 8, 2014 and the net cash acquired of $19 million.

As a result of the Kodiak Acquisition, Whiting acquired approximately 327,000 gross (178,000 net) acres located primarily in North Dakota, including interests in 778 producing oil and gas wells and undeveloped acreage.  Approximately 10,000 of the net acres acquired were located in Wyoming and Colorado.  The producing properties had estimated proved reserves of 191.8 MMBOE as of the acquisition date, 86% of which are crude oil and NGLs.

The acquisition significantly expanded our presence in the Williston Basin, adding undeveloped acreage, oil and natural gas reserves and production that were complementary to our existing asset base and operations in this area.  As a result of this acquisition, we became the largest Bakken/Three Forks producer in the Williston Basin as of the acquisition date.

2014 Divestitures.    On March 27, 2014, we completed the sale of approximately 49,900 gross (41,000 net) acres in our Big Tex prospect, which consisted mainly of undeveloped acreage as well as our interests in certain producing oil and gas wells, located in the Delaware Basin of Texas for a cash purchase price of $76 million resulting in a pre-tax gain on sale of $12 million.  With this divestiture, we no longer own any interests in the Big Tex prospect.

2013 Acquisitions.  On September 20, 2013, we completed the acquisition of approximately 39,300 gross (17,300 net) acres in the Williston Basin, including interests in 121 producing oil and gas wells and undeveloped acreage, located in Williams and McKenzie counties of North Dakota and Roosevelt and Richland counties of Montana for an initial purchase price of $261 million.

2013 Divestitures.  On October 31, 2013, we completed the sale of approximately 45,000 gross (32,200 net) acres in our Big Tex prospect, which consisted mainly of undeveloped acreage as well as our interests in certain producing oil and gas wells, located in the Delaware Basin of Texas for a cash purchase price of $151 million, resulting in a pre-tax gain on sale of $11 million.  Of the total net acres sold, approximately 30,800 net acres were located in Pecos County, Texas, and approximately 1,400 net acres were located in Reeves County, Texas.  The producing properties had estimated proved reserves of 1.1 MMBOE as of December 31, 2012, representing 0.3% of our proved reserves as of that date, and generated 0.2 MBOE/d of our third quarter 2013 average daily net production.

On July 15, 2013, we completed the sale of our interests in certain oil and gas producing properties located in our EOR projects in the Postle and Northeast Hardesty fields in Texas County, Oklahoma, including the related Dry Trail plant gathering and processing facility, oil delivery pipeline, our entire 60% interest in the Transpetco CO2 pipeline, crude oil swap contracts and certain other related assets and liabilities (collectively the “Postle Properties”) for a cash purchase price of $809 million after selling costs and post-closing adjustments.  This divestiture resulted in a pre-tax gain on sale of $109 million.  We used the net proceeds from this sale to repay a portion of the debt outstanding under our credit agreement.  The Postle Properties consisted of estimated proved reserves of 45.1 MMBOE as of December 31, 2012, representing 11.9% of our proved reserves as of that date, and generated 8% (or 7.6 MBOE/d) of our June 2013 average daily net production.

Business Strategy

Our goal is to generate meaningful growth in our net asset value per share of proved reserves through the exploration, development and acquisition of oil and gas projects with attractive rates of return on capital employed.  To date, we have pursued this goal through both continued field development in our core areas and the acquisition of reserves.  Because of our extensive property base, we are pursuing several economically attractive oil and gas opportunities to develop properties as well as to explore our acreage positions for additional production growth and proved reserves.  Specifically, we have focused, and plan to continue to focus, on the following:

Pursuing High-Return Organic Reserve Additions.  The development of large resource plays such as our Williston Basin project has become one of our central objectives.  As of December 31, 2014, we have assembled approximately 1,311,800 gross (811,700 net) developed and undeveloped acres in the Williston Basin located in Montana and North Dakota.  As of December 31, 2014, we had 16 drilling rigs operating in the Williston Basin.  During 2014, the focus of our development in the Williston Basin continued in the Sanish and Parshall, Lewis & Clark/Pronghorn, Hidden Bench/Tarpon, Missouri Breaks and Cassandra fields.  Additionally, Whiting owns a 50% ownership interest in two gas processing plants located in the Williston Basin.  The Robinson Lake plant located in our Sanish field has a current processing capacity of approximately 130 MMcf/d.  Our Belfield plant located near the Pronghorn field currently has inlet compression in place to process 35 MMcf/d.  Both plants have fractionation capability to convert NGLs into propane and butane, which end products can then be sold locally for higher realized prices.  We are also currently constructing a 100% owned gas processing plant in our Cassandra field which is expected to come online during the first quarter of 2015 with a processing capacity of 15 MMcf/d.

A new area of focus for us is our Redtail field in the Denver Julesberg Basin (“DJ Basin”) in Weld County, Colorado, where we have the potential to drill over 1,400 gross wells targeting several intervals in the Niobrara formation.  As of December 31, 2014, we had approximately 185,700 gross (132,200 net) acres, with four drilling rigs operating in this area.  In April 2014, we completed the construction of and brought online a gas processing plant for this area. The plant’s current inlet capacity is 20 MMcf/d, and we plan to further expand the plant’s capacity to 70 MMcf/d in the second quarter of 2015.  We expect our Redtail field will be another growth platform for Whiting in 2015 and beyond.

Developing Existing Properties.  Our current property base, which includes our acquisitions over the past 11 years, provides us with numerous low-risk opportunities for exploration and development drilling.  As of December 31, 2014, we have identified a drilling inventory of over 5,600 gross wells that we believe will add substantial production over the next five years.  Our drilling inventory consists of the development of our proved and unproved reserves.  Additionally, we have opportunities to apply and expand enhanced recovery techniques that we expect will increase proved reserves and extend the productive lives of our mature fields.  In 2005, we acquired the North Ward Estes field, located in the Permian Basin of West Texas.  We have experienced significant production increases in this field through the use of secondary and tertiary recovery techniques, and we anticipate such production increases will continue over the next five to seven years.  In this field, we are actively injecting water and CO2 and executing extensive re-development, drilling and completion operations, as well as expanding our gas processing facilities, which will allow us to separate and inject approximately 290 MMcf/d of recycled CO2, thereby maximizing our recovery of oil and gas from this reservoir.

Growing Through Accretive Acquisitions.  From 2004 to 2014, we completed 21 separate significant acquisitions of producing properties for estimated proved reserves of 445.2 MMBOE, as of the effective dates of the acquisitions.  Our experienced team of management, land, engineering and geoscience professionals has developed and refined an acquisition program designed to increase reserves and complement our existing properties, including identifying and evaluating acquisition opportunities, closing purchases and then effectively managing properties we acquire.  We intend to selectively pursue the acquisition of properties complementary to our core operating areas, as demonstrated by the Kodiak Acquisition, which closed on December 8, 2014 and expanded our presence in the Williston Basin located in Montana and North Dakota.

Disciplined Financial Approach.  Our goal is to remain financially strong, yet flexible, through the prudent management of our balance sheet and active management of our exposure to commodity price volatility.  We have historically funded our acquisitions and growth activity through a combination of equity and debt issuances, bank borrowings, internally generated cash flow and certain oil and gas property divestitures, as appropriate, to maintain our strong financial position.  From time to time, we monetize non-core properties and use the net proceeds from these asset sales to repay debt under our credit agreement, as we did with the sale of our Postle Properties, which we completed on July 15, 2013.  To support cash flow generation on our existing properties and help ensure expected cash flows from acquired properties, we periodically enter into derivative contracts.  Typically, we use costless collars and fixed-price oil and gas contracts to provide an attractive base commodity price level.

Competitive Strengths

We believe that our key competitive strengths lie in our balanced asset portfolio, our experienced management and technical team and our commitment to the effective application of new technologies.

Balanced, Long-Lived Asset Base.  As of December 31, 2014, we had interests in 11,654 gross (4,471 net) productive wells across approximately 1,610,800 gross (886,700 net) developed acres across all our geographical areas.  We believe this geographic mix of properties and organic drilling opportunities, combined with our continuing business strategy of acquiring and developing properties in these areas, presents us with multiple opportunities to execute our strategy.  Our proved reserve life is approximately 18.7 years based on year-end 2014 proved reserves and 2014 production.

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

Commitment to Technology.  In each of our core operating areas, we have accumulated extensive geologic and geophysical knowledge and have developed significant technical and operational expertise.  In recent years, we have developed considerable expertise in conventional and 3-D seismic imaging and interpretation.  Our technical team has access to approximately 9,100 square miles of 3-D seismic data, digital well logs and other subsurface information.  This data is analyzed with advanced geophysical and geological computer resources dedicated to the accurate and efficient characterization of the subsurface oil and gas reservoirs that comprise our asset base.  In addition, our information systems enable us to update our production databases through daily uploads from hand-held computers in the field.  We have a team of 10 professionals averaging over 26 years of experience managing CO2 floods, which provides us with the ability to pursue other CO2 flood targets and employ this technology to add reserves to our portfolio.  This commitment to technology has increased the productivity and efficiency of our field operations and development activities.

In 2011, we completed the build-out and installation of an in-house, state-of-the-art rock analysis laboratory.  We continue to utilize the data from this rock lab to support real-time drilling and completion decisions, and to help us to further understand unconventional oil plays.  This knowledge has given us the confidence to assemble over 600,000 gross acres in four oil resource plays, located in three separate basin areas that were new to us.

As a result of our successful testing of cemented liner and plug-and-perf completion designs across all of our prospect areas, in January 2014 we began using this technique for all of our completions in the Williston Basin, resulting in a significant improvement in initial production rates.  We have continued to evaluate modifications to our completion techniques, including varying the number of completion stages, utilizing different fracture stimulation fluids including slickwater, and increasing the volume of sand and ceramic proppant used in these fluids.  In 2015, we plan to continue use of our state-of-the-art completion design on a majority of the wells we drill in the Williston Basin.  We are also utilizing this completion technique in the Niobrara formation in the DJ Basin of Colorado with encouraging results.  We continue to refine our completion techniques to deliver improved results across all of our fields.

Proved, Probable and Possible Reserves

Our estimated proved, probable and possible reserves as of December 31, 2014 are summarized in the table below.  See “Reserves” in Item 2 of this Annual Report on Form 10-K for information relating to the uncertainties surrounding these reserve categories.

						Estimated
						Future Capital
	Oil	NGLs	Natural Gas	Total	% of Total	Expenditures
Rocky Mountains (1):	(MMBbl)	(MMBbl)	(Bcf)	(MMBOE)	Proved	(in millions)
PDP	261.4	18.9	247.8	321.6	51%
PDNP	0.6	0.1	1.1	0.8	-%
PUD	266.6	16.0	184.0	313.3	49%
Total proved	528.6	35.0	432.9	635.7	100%	$6,418.0
Total probable	308.3	10.0	235.1	357.5		$8,062.1
Total possible	107.5	8.8	88.9	131.1		$3,113.6

Permian Basin:
PDP	53.4	5.8	10.4	60.9	46%
PDNP	14.4	3.6	2.6	18.4	14%
PUD	43.1	9.6	5.7	53.7	40%
Total proved	110.9	19.0	18.7	133.0	100%	$1,490.2
Total probable	23.9	8.3	29.3	37.1		$446.0
Total possible	71.2	16.9	5.8	89.1		$692.0

Other (2):
PDP	3.5	0.5	32.9	9.5	82%
PDNP	0.3	0.1	3.4	1.0	9%
PUD	0.3	0.1	4.1	1.1	9%
Total proved	4.1	0.7	40.4	11.6	100%	$16.4
Total probable	2.0	0.4	13.7	4.7		$41.8
Total possible	1.4	0.1	22.9	5.3		$97.5

Total Company:
PDP	318.3	25.2	291.1	392.0	50%
PDNP	15.3	3.8	7.1	20.2	3%
PUD	310.0	25.7	193.8	368.1	47%
Total proved	643.6	54.7	492.0	780.3	100%	$7,924.6
Total probable	334.2	18.7	278.1	399.3		$8,549.9
Total possible	180.1	25.8	117.6	225.5		$3,903.1

_____________________

(1)	Includes oil and gas properties located in Colorado, Montana, North Dakota, Utah and Wyoming.
(2)	Other primarily includes oil and gas properties located in Arkansas, Michigan, Oklahoma and Texas.

The estimated future capital expenditures in the table above incorporate numerous assumptions and are subject to many uncertainties, including oil and natural gas prices, costs of oil field goods and services, drilling results and several other factors.

Marketing and Major Customers

We principally sell our oil and gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities.  In areas where there is no practical access to pipelines, oil is trucked or transported by rail to terminals, market hubs, refineries or storage facilities.  The table below presents percentages by purchaser that accounted for 10% or more of our total oil,

NGL and natural gas sales for the years ended December 31, 2014, 2013 and 2012.  We believe that the loss of any individual purchaser would not have a long-term material adverse impact on our financial position or results of operations.

	2014	2013	2012
Plains Marketing LP	17%	21%	20%
Shell Trading US	10%	14%	14%
Bridger Trading LLC	10%	8%	11%
Eighty Eight Oil Company	6%	11%	11%

Title to Properties

Our properties are subject to customary royalty interests, liens securing indebtedness, liens incident to operating agreements, liens for current taxes and other burdens, including other mineral encumbrances and restrictions.  Our credit agreement is also secured by a first lien on substantially all of our assets.  We do not believe that any of these burdens materially interfere with the use of our properties or the operation of our business.

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

The FERC implements The Outer Continental Shelf Lands Act pertaining to transportation and pipeline issues, which requires that all pipelines operating on or across the outer continental shelf provide open access and non-discriminatory transportation service.  One of the FERC’s principal goals in carrying out this Act’s mandate is to increase transparency in the market to provide producers and shippers on the outer continental shelf with greater assurance of open access services on pipelines located on the outer continental shelf and non-discriminatory rates and conditions of service on such pipelines.

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

Our crude oil sales are affected by the availability, terms and cost of transportation.  The transportation of oil in common carrier pipelines is also subject to rate regulation.  The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act.  In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances.  Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for crude oil transportation rates that allowed for an increase or decrease in the cost of transporting oil to the purchaser.  The FERC’s regulations include a methodology for oil pipelines to change their rates through the use of an index system that establishes ceiling levels for such rates.  The most recent mandatory five-year review period resulted in an order from the FERC for the index to be based on Producer Price Index for Finished Goods (the “PPI-FG”) plus a 2.65% adjustment for the five-year period July 1, 2011 through June 30, 2016.  This represents an increase for the PPI-FG plus 1.3% adjustment from the prior five-year period.  A requested rehearing of the order was denied by the FERC. The regulations provide that each year the Commission will publish the oil pipeline index after the PPI-FG becomes available.  Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions.  The basis for intrastate oil pipeline regulation and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates varies from state to state.  Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors.

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

A portion of our crude oil production may be shipped to market centers using rail transportation facilities owned and operated by third parties.  The DOT and PHMSA establish safety regulations relating to crude-by-rail transportation.  In addition, third-party rail operators are subject to the regulatory jurisdiction of the Surface Transportation Board of the DOT, the Federal Railroad Administration (the “FRA”) of the DOT, OSHA and other federal regulatory agencies.  Additionally, various state and local agencies have jurisdiction over disposal of hazardous waste and seek to regulate movement of hazardous materials in ways not preempted by federal law.

In response to rail accidents occurring between 2002 and 2008, the U.S. Congress passed the Rail Safety and Improvement Act of 2008, which implemented regulations governing different areas related to railroad safety.  In response to train derailments occurring in the United States and Canada in 2013 and 2014, U.S. regulators are implementing or considering new rules to address the safety risks of transporting crude oil by rail.

On February 25, 2014 the DOT issued an emergency order requiring all persons to ensure crude oil is properly tested and classed prior to offering such product into transportation, and to assure all shipments by rail of crude oil be handled as a Packing Group I or II hazardous material.  Also in February 2014, the Association of American Railroads entered into a voluntary agreement with the DOT to implement certain restrictions around the movement of crude oil by rail.  In May 2014, the DOT issued an Emergency Restriction/Prohibition Order requiring each railroad carrier operating trains transporting 1,000,000 gallons or more of Bakken crude oil to provide notice to state officials regarding the expected movement of the trains through the counties in each state.  The PHMSA and FRA have also issued safety advisories and alerts regarding oil transportation, have issued a report focused on the increased volatility and flammability of Bakken crude oil as compared with other crudes in the U.S. and have various rulemaking proceedings underway.

We do not currently own or operate rail transportation facilities or rail cars.  However, the adoption of any regulations that impact the testing or rail transportation of crude oil could increase our costs of doing business and limit our ability to transport and sell our crude oil at favorable prices at market centers throughout the U.S., the consequences of which could have a material adverse effect on our financial condition, results of operations and cash flows.  The effect of any such regulatory changes will not affect our operations in any way that is of material difference from those of our competitors.

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

Some of our offshore operations are conducted on federal leases that are administered by the Bureau of Ocean Energy Management (the “BOEM”).  Currently, none of our total production volumes are produced from offshore leases.  However, the present value of our future abandonment obligations associated with offshore properties was $36 million as of December 31, 2014.  Whiting is therefore required to comply with the regulations and orders issued by the BOEM under the Outer Continental Shelf Lands Act.  Among other things, we are required to obtain prior BOEM approval for any exploration plans we pursue and for our lease development and production plans.  BOEM regulations also establish construction requirements for production facilities located on our federal offshore leases and govern the plugging and abandonment of wells and the removal of production facilities from these leases.  Under limited circumstances, the BOEM could require us to suspend or terminate our operations on a federal lease.

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

Environmental Regulations

General.  Our oil and gas exploration, development and production operations are subject to stringent federal, state and local laws and regulations governing the discharge or release of materials into the environment or otherwise relating to environmental protection.  Numerous governmental agencies, such as the U.S. Environmental Protection Agency (the “EPA”), issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or that may result in injunctive relief for failure to comply.  These laws and regulations may require the acquisition of a permit before drilling or facility construction commences; restrict the types, quantities and concentrations of various materials that can be released into the environment in connection with drilling and production activities; limit or prohibit project siting, construction or drilling activities on certain lands located within wilderness, wetlands, ecologically sensitive and other protected areas; require remedial action to prevent pollution from former operations, such as plugging abandoned wells or closing pits; and impose substantial liabilities for unauthorized pollution resulting from our operations.  The EPA and analogous state agencies may delay or refuse the issuance of required permits or otherwise include onerous or limiting permit conditions that may have a significant adverse impact on our ability to conduct operations.  The regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects its profitability.

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

Oil Pollution Act.  The Oil Pollution Act of 1990 (“OPA”) and regulations issued under OPA impose strict, joint and several liability on “responsible parties” for removal costs and damages resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States.  A “responsible party” includes the owner or operator of an onshore facility and the lessee, permittee or holder of a right of use and easement of the area in which an offshore facility is located.  OPA establishes a liability limit for onshore facilities of $350 million per spill, while the liability limit for offshore facilities is the payment of all removal costs plus $75 million per spill damages.  These limits do not apply if the spill is caused by a responsible party’s gross negligence or willful misconduct; the spill resulted from a responsible party’s violation of a federal safety, construction or operating regulation; a responsible party fails to report a spill or to cooperate fully in a cleanup; or a responsible party fails to comply with an order issued under the authority of the Intervention on the High Seas Act.  OPA also requires the lessee or permittee of the offshore area in which a covered offshore facility is located to establish and maintain evidence of financial responsibility in the amount of $35 million to cover liabilities related to an oil spill for which such responsible party is statutorily responsible.  The President may increase the amount of financial responsibility required under OPA by up to $150 million, depending on the risk represented by the quantity or quality of oil that is handled by the facility.  Any failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to administrative penalties up to $25,000 per day per violation.  We believe we are in compliance with all applicable OPA financial responsibility obligations.  Moreover, we are not aware of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA’s financial responsibility and other operating requirements will not have a material adverse effect on us.

Resource Conservation Recovery Act.  The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes.  Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements.  We generate solid and hazardous wastes that are subject to RCRA and comparable state laws.  Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions.  However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous waste in the future. In September 2010, the Natural Resources Defense Council filed a petition with the EPA, requesting them to reconsider the RCRA exemption for exploration, production and development wastes but, to date, the agency has not taken any action on the petition.  The EPA has not formally responded to this petition yet.  Any such change in the current RCRA exemption and comparable state laws could result in an increase in the costs to manage and dispose of wastes.  Additionally, these exploration and production wastes may be regulated by state agencies as solid waste.  Also, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes and waste compressor oils may be regulated as hazardous waste.  Although we do not believe the current costs of managing our materials constituting wastes (as they are presently classified) to be significant, any repeal or modification of the oil and gas exploration and production exemption by administrative, legislative or judicial process, or modification of similar exemptions in analogous state statutes would increase the volume of hazardous waste we are required to manage and dispose of and would cause us, as well as our competitors, to incur increased operating expenses.

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

Hydraulic Fracturing.  Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight rock formations.  The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production.  Hydraulic fracturing has been utilized to complete wells in our most active areas located in the states of Colorado, Michigan, Montana, North Dakota, Texas and Wyoming, and we expect it will also be used in the future.  Should our exploration and production activities expand to other states, it is likely that we will utilize hydraulic fracturing to complete or recomplete wells in those areas.  The process is typically regulated by state oil and gas commissions.  However, the EPA recently issued guidance, which was published in the Federal Register on February 12, 2014, for permitting authorities and the industry regarding the process for obtaining a permit for hydraulic fracturing involving diesel.

At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities on drinking water resources.  In addition, the EPA is currently studying wastewater and stormwater discharges from hydraulic fracturing facilities.  A proposed rule to amend the Effluent Limitations Guidelines and Standards for the oil and gas extraction category which would address discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly-owned treatment works is expected in early 2015.  The EPA announced in 2015 that it would directly regulate methane emissions from oil and natural gas wells for the first time as part of President Obama’s Climate Action Plan.  As part of this strategy, the EPA will propose in the summer of 2015 a rule to set methane and volatile organic compound emissions standards for new and modified oil and natural gas wells.  The final rule is expected in 2016.  Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office and the White House Council for Environmental Quality.  The U.S. Department of the Interior released a draft proposed rule in May 2012 governing hydraulic fracturing on federal and Indian oil and natural gas leases to require disclosure of information regarding the chemicals used in hydraulic fracturing, advance approval for well-stimulation activities, mechanical integrity testing of casing and monitoring of well-stimulation operations, and on May 24, 2013 the Federal Bureau of Land Management issued a revised draft of the proposed rule.  In addition, legislation has been introduced in Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.  Also, some states have adopted, and other states are considering adopting, regulations that could ban, restrict or impose additional requirements on activities relating to hydraulic fracturing in certain circumstances.  For example, on June 17, 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production in Texas) and the public.  Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available.  Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to pursue legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect human health or the environment, including groundwater.  In addition, if hydraulic fracturing is regulated at the federal level, our fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays, litigation risk and potential increases in costs.  Further, local governments may seek to adopt, and some have adopted, ordinances within their jurisdictions restricting the use of or regulating the time, place and manner of drilling or hydraulic fracturing.  No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which our properties are located.  If new laws, regulations or ordinances that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in the states or local municipalities where our properties are located, such legal requirements could prohibit or make it more difficult or costly for us to perform hydraulic fracturing activities and thereby could affect the determination of whether a well is commercially viable.  In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are ultimately able to produce in commercially paying quantities and the calculation of our reserves.

In addition, on July 3, 2014, a major university and U.S. Geological Survey researchers published a study purporting to find a causal connection between the deep well injection of hydraulic fracturing wastewater and a sharp increase in seismic activity in Oklahoma since 2008.  Such studies may trigger new legislation or regulations that would limit or ban the disposal of hydraulic fracturing wastewater in deep injection wells.  If such new laws or rules are adopted, our operations may be curtailed while alternative treatment and disposal methods are developed and approved.

Further, on May 19, 2014, the EPA published an Advance Notice of Proposed Rulemaking (“ANPR”) under the Toxic Substances Control Act, relating to the disclosure of chemical substances and mixtures used in oil and gas exploration and production.  Depending on the precise disclosure requirements the EPA elects to impose, if any, we may be obliged to disclose valuable proprietary information, and failure to do so may subject us to penalties.

Global Warming and Climate Change.  On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHG”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes.  Based on these findings, the EPA has begun adopting and implementing regulations that restrict emissions of GHG under existing provisions of the CAA, including one rule that limits emissions of GHG from motor vehicles beginning with the 2012 model year.  The EPA has asserted that these final motor vehicle GHG emission standards trigger the CAA construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011.  On June 3, 2010, the EPA published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (the “PSD”) and Title V permitting programs.  This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first becoming subject to permitting.  Further, facilities required to obtain PSD permits for their GHG emissions are required to reduce those emissions consistent with guidance for determining “best available control technology” standards for GHG, which guidance was published by the EPA in November 2010.  Also in November 2010, the EPA expanded its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities.  This rule requires reporting of GHG emissions from such facilities on an annual basis with reporting beginning in 2012 for emissions occurring in 2011.  We believe that we are in compliance with all substantial applicable emissions requirements, and we are preparing to comply with future requirements.

In June 2014, the Supreme Court upheld most of the EPA’s GHG permitting requirements, allowing the agency to regulate the emission of GHG from stationary sources already subject to the PSD and Title V requirements.  Certain of our equipment and installations may currently be subject to PSD and Title V requirements and hence, under the Supreme Court’s ruling, may also be subject to the installation of controls to capture GHG.  For any equipment or installation so subject, we may have to incur increased compliance costs to capture related GHG emissions.

The EPA took additional action under the CAA in June 2014.  In accordance with President Obama’s Climate Action Plan, on June 18, 2014, the EPA proposed rules to reduce carbon emissions from electric generating units.  The proposal, commonly called the “Clean Power Plan,” requires states to develop plans to reduce carbon emissions from fossil fuel-fired generating units commencing in 2020, with the reductions to be fully phased in by 2030.  Each state is given a different carbon reduction target, but the EPA expects that, in the aggregate, the overall proposal will reduce carbon emissions from electric generating units by 30% from 2005 levels.  As proposed, states are given substantial flexibility in meeting their emission reduction targets and can generally choose to lower carbon emissions by replacing higher carbon generation, such as coal or natural gas, with lower carbon generation, such as efficient natural gas units or renewable energy alternatives.  It is not possible at this time to predict what requirements might be adopted by the EPA in the final rule expected in 2015, or how any such final rule would impact our business.

In addition, both houses of Congress have considered legislation to reduce emissions of GHG, and many states have already taken legal measures to reduce emissions of GHG, primarily through the development of GHG inventories, greenhouse gas permitting and/or regional GHG “cap and trade” programs.  Most of these “cap and trade” programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved.  In the absence of new legislation, the EPA is issuing new regulations that limit emissions of GHG associated with our operations, which will require us to incur costs to inventory and reduce emissions of GHG associated with our operations and which could adversely affect demand for the oil, NGLs and natural gas that we produce.  Finally, it should be noted that many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events.  If any such effects were to occur, they could have an adverse effect on our assets and operations.

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

Employees

As of December 31, 2014, we had 1,282 full-time employees, including 43 senior level geoscientists and 84 petroleum engineers.  Our employees are not represented by any labor unions.  We consider our relations with our employees to be satisfactory and have never experienced a work stoppage or strike.

Available Information

We maintain a website at the address www.whiting.com.  We are not including the information contained on our website as part of, or incorporating it by reference into, this report.  We make available free of charge (other than an investor’s own Internet access charges) through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including exhibits and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

Item 1A.       Risk Factors

Each of the risks described below should be carefully considered, together with all of the other information contained in this Annual Report on Form 10-K, before making an investment decision with respect to our securities.  In the event of the occurrence, reoccurrence, continuation or increased severity of any of the risks described below, our business, financial condition or results of operations could be materially and adversely affected, and you may lose all or part of your investment.

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

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices.  The price we receive for our oil, NGL and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  The prices we receive for our production depend on numerous factors beyond our control.  These factors include, but are not limited to, the following:

•	changes in regional, domestic and global supply and demand for oil and natural gas;
•	the actions of the Organization of Petroleum Exporting Countries;
•	the level of global oil and natural gas inventories;
•	the price and quantity of imports of foreign oil and natural gas;
•	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity, such as recent conflicts in the Middle East;
•	the level of global oil and natural gas exploration and production activity;
•	the effects of global credit, financial and economic issues;
•

developments of United States energy infrastructure, such as President Obama’s recent veto of legislation that would have allowed the Keystone XL pipeline from Hardesty, Alberta to Cushing, Oklahoma to proceed and the development of liquefied natural gas exporting facilities and the perceived timing thereof;

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

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements.  Also, prices for oil and prices for natural gas do not necessarily move in tandem.  Declines in oil or natural gas prices would not only reduce revenue but could reduce the amount of oil and natural gas that we can economically produce.  If the oil and natural gas industry experiences significant price declines, we may, among other things, be unable to meet all of our financial obligations or make planned expenditures.

Oil prices have fallen significantly since reaching highs of over $105.00 per Bbl in June 2014, dropping below $45.00 per Bbl in January 2015.  Natural gas prices have also declined from over $4.80 per Mcf in April 2014 to below $2.60 per Mcf in February 2015.  In addition, forecasted prices for both oil and gas for 2015 have also declined.

Lower oil, NGL and natural gas prices may not only decrease our revenues on a per unit basis but also may ultimately reduce the amount of oil and natural gas that we can produce economically and therefore potentially lower our reserve quantities.  A substantial or extended decline in oil, NGL or natural gas prices may result in impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.  To the extent commodity prices received from production are insufficient to fund planned capital expenditures, we will be required to reduce spending or borrow any such shortfall.  Lower oil, NGL and natural gas prices may also reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders based on the collateral value of our proved reserves that have been mortgaged to the lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement.  At the time of the last redetermination, the applicable oil and gas prices were $92.68 per Bbl and $3.88 per Mcf, whereas the quoted NYMEX prices for oil and gas on February 13, 2015 were $53.67 per Bbl and $2.81 per Mcf.

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

As of December 31, 2014, we had $1.4 billion in borrowings and $3 million in letters of credit outstanding under Whiting Oil and Gas Corporation’s (“Whiting Oil and Gas”) credit facility with $3.1 billion of available borrowing capacity, as well as $3.9 billion of senior notes outstanding and $350 million of senior subordinated notes outstanding.  We are allowed to incur additional indebtedness, provided that we meet certain requirements in the indentures governing our senior notes and our senior subordinated notes and Whiting Oil and Gas’ credit agreement.

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

We may be required to repay all or a portion of our debt on an accelerated basis in certain circumstances.  If we fail to comply with the covenants and other restrictions in the agreements governing our debt, it could lead to an event of default and the acceleration of our repayment of outstanding debt.  In addition, if we are in default under the agreements governing our indebtedness, we would not be able to pay dividends on our capital stock.   Our ability to comply with these covenants and other restrictions may be affected by events beyond our control, including prevailing economic and financial conditions.  Moreover, the borrowing base limitation on Whiting Oil and Gas’ credit agreement is periodically redetermined based on an evaluation of our oil and gas reserves.  Because oil and gas prices are principal inputs into the valuation of our reserves, if oil and gas prices remain at their current levels for a prolonged period or go lower, our borrowing base could be reduced at the next redetermination date or during future redeterminations.  Upon a redetermination, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of our debt outstanding under the credit agreement.

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

In conjunction with the Kodiak Acquisition in December 2014, we assumed Kodiak’s outstanding principal amount of $800 million of 8.125% Senior Notes due December 2019, $350 million of 5.5% Senior Notes due January 2021 and $400 million of 5.5% Senior Notes due February 2022 (the “Kodiak Notes”).  On January 7, 2015, as required under the terms of the indentures governing the Kodiak Notes (the “Kodiak Indentures”) upon a change in control of Kodiak, we offered to repurchase at 101% of par all $1,550 million principal amount of Kodiak Notes outstanding.  The repurchase offer expires on March 3, 2015.  We expect to fund any payments due as a result of such repurchase offer with borrowings under our revolving credit facility, which would reduce availability under such facility.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight rock formations.  The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production.  Hydraulic fracturing has been utilized to complete wells in our most active areas located in the states of Colorado, Michigan, Montana, North Dakota,  Texas and Wyoming, and we expect it will also be used in the future.  Should our exploration and production activities expand to other states, it is likely that we will utilize hydraulic fracturing to complete or recomplete wells in those areas.  The process is typically regulated by state oil and gas commissions.  However, the U.S. Environmental Protection Agency (the “EPA”) recently issued guidance, which was published in the Federal Register on February 12, 2014, for permitting authorities and the industry regarding the process for obtaining a permit for hydraulic fracturing involving diesel.

At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities on drinking water resources.  In addition, the EPA is currently studying wastewater and stormwater discharges from hydraulic fracturing facilities.  A proposed rule to amend the Effluent Limitations Guidelines and Standards for the oil and gas extraction category which would address discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly-owned treatment works is expected in early 2015.    The EPA announced in 2015 that it would directly regulate methane emissions from oil and natural gas wells for the first time as part of President Obama’s Climate Action Plan.  As part of this strategy, the EPA will propose in the summer of 2015 a rule to set methane and volatile organic compound emissions standards for new and modified oil and natural gas wells.  The final rule is expected in 2016.  Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office and the White House Council for Environmental Quality.  The U.S. Department of the Interior released a draft proposed rule in May 2012 governing hydraulic fracturing on federal and Indian oil and natural gas leases to require disclosure of information regarding the chemicals used in hydraulic fracturing, advance approval for well-stimulation activities, mechanical integrity testing of casing and monitoring of well-stimulation operations, and on May 24, 2013 the Federal Bureau of Land Management issued a revised draft of the proposed rule.  In addition, legislation has been introduced in Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.  Also, some states have adopted, and other states are considering adopting, regulations that could ban, restrict or impose additional requirements on activities relating to hydraulic fracturing in certain circumstances.  For example, on June 17, 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production in Texas) and the public.  Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available.  Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to pursue legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect human health or the environment, including groundwater.  In addition, if hydraulic fracturing is regulated at the federal level, our fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays, litigation risk and potential increases in costs.  Further, local governments may seek to adopt, and some have adopted, ordinances within their jurisdictions restricting the use of or regulating the time, place and manner of drilling or hydraulic fracturing.  No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which our properties are located.  If new laws, regulations or ordinances that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in the states or local municipalities where our properties are located, such legal requirements could prohibit or make it more difficult or costly for us to perform hydraulic fracturing activities and thereby could affect the determination of whether a well is commercially viable.  In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are ultimately able to produce in commercially paying quantities and the calculation of our reserves.

In addition, on July 3, 2014, major university and U.S. Geological Survey researchers published a study purporting to find a causal connection between the deep well injection of hydraulic fracturing wastewater and a sharp increase in seismic activity in Oklahoma since 2008.  Such studies may trigger new legislation or regulations that would limit or ban the disposal of hydraulic fracturing wastewater in deep injection wells.  If such new laws or rules are adopted, our operations may be curtailed while alternative treatment and disposal methods are developed and approved.

Further, on May 19, 2014, the EPA published an Advance Notice of Proposed Rulemaking (“ANPR”) under the Toxic Substances Control Act, relating to the disclosure of chemical substances and mixtures used in oil and gas exploration and production.  Depending on the precise disclosure requirements the EPA elects to impose, if any, we may be obliged to disclose valuable proprietary information, and failure to do so may subject us to penalties.

Refer to “Hydraulic Fracturing” in Item 2 of this Annual Report on Form 10-K for more information on hydraulic fracturing.

If oil, NGL and natural gas prices decrease, we may be required to take write-downs of the carrying values of our oil and gas properties.

Accounting rules require that we periodically review the carrying value of our producing oil and gas properties for possible impairment.  Based on specific market factors and circumstances at the time of prospective impairment reviews (which may include depressed oil, NGL and natural gas prices and the continuing evaluation of development plans, production data, economics and other factors) we may be required to write down the carrying value of our oil and gas properties.  For example, we recorded a $587 million impairment write-down during 2014 for the partial impairment of non-core oil and gas producing properties, which are not currently being developed, in Colorado, Louisiana, North Dakota and Utah related to the decrease in oil and gas prices at December 31, 2014.    A write-down constitutes a non-cash charge to earnings.  Oil and gas prices have continued to decline since December 31, 2014 which may cause us to incur additional impairments that could have a material adverse effect on our results of operations in the period recognized.

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

As of December 31, 2014, proved undeveloped reserves comprised 40%  of the North Ward Estes field’s total estimated proved reserves.  To fully develop these reserves, we expect to incur future development costs of $762 million at the North Ward Estes field as of December 31, 2014.  This field encompasses 11%  of our total estimated future development costs related to proved undeveloped reserves.  Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate.  In addition, the development of these reserves will require the use of enhanced recovery techniques, including water flood and CO2 injection installations, the success of which is less predictable than traditional development techniques.

Prospects that we decide to drill may not yield oil or gas in commercially viable quantities.

We describe some of our current prospects and our plans to explore those prospects in this Annual Report on Form 10-K.  A prospect is a property on which we have identified what our geoscientists believe, based on available seismic and geological information, to be indications of oil or gas.  Our prospects are in various stages of evaluation, ranging from a prospect that is ready to drill to a prospect that will require substantial additional seismic data processing and interpretation.  There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or gas in sufficient quantities to recover drilling or completion costs or to be economically viable.  The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or gas will be present or, if present, whether oil or gas will be present in commercially viable quantities.  In addition, because of the wide variance that results from different equipment used to test the wells, initial flow rates may not be indicative of sufficient oil or gas quantities in a particular field.  The analogies we draw from available data from other wells, from more fully explored prospects, or from producing fields may not be applicable to our drilling prospects.  We may terminate our drilling program for a prospect if results do not merit further investment.

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

You should not assume that the present value of future net revenues from our proved reserves, as referred to in this report, is the current market value of our estimated proved oil and natural gas reserves.  In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on 12-month average prices and current costs as of the date of the estimate.  The 12-month average prices used for the year ended December 31, 2014 were  $94.99 per Bbl and $4.35 per Mcf, whereas the quoted NYMEX prices for oil and gas on February 13, 2015 were $53.67 per Bbl and $2.81 per Mcf.    Actual future prices and costs may differ materially from those used in the estimate.  If natural gas prices decline by $0.10 per Mcf, then the standardized measure of discounted future net cash flows of our estimated proved reserves as of December 31, 2014 would have decreased by $21 million.  If oil prices decline by $1.00 per Bbl, then the standardized measure of discounted future net cash flows of our estimated proved reserves as of December 31, 2014 would have decreased by $179 million.

Risks associated with the production, gathering, transportation and sale of oil, NGLs and natural gas could adversely affect net income and cash flows.

Our net income and cash flows will depend upon, among other things, oil, NGL and natural gas production and the prices and costs incurred to develop and produce oil and natural gas reserves.  Drilling, production or transportation accidents that temporarily or permanently halt the production and sale of oil, NGLs and natural gas will decrease revenues and increase expenditures.  For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages.  Any costs incurred in connection with any such accidents that are not insured against will have the effect of reducing net income.  Also, we do not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations.  Please read “— Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing...” above in these Risk Factors for a discussion of the uncertainty involved in the regulation of hydraulic fracturing.  Also, our oil, NGL and natural gas production depends in large part on the proximity and capacity of pipeline systems and transportation facilities which are mostly owned by third parties.  The lack of availability or the lack of capacity on these systems and facilities could result in the curtailment of production or the delay or discontinuance of drilling plans.    Similarly, curtailments or damage to pipelines and other transportation facilities used to transport oil, NGLs and natural gas production to markets for sale could decrease revenues or increase transportation expenses.  Any such curtailments or damage to the gathering systems could also require finding alternative means to transport the oil, NGLs and natural gas production, which alternative means could result in additional costs that will have the effect of increasing transportation expenses.

Also, there have been recent accidents involving rail cars carrying Bakken formation crude oil, which resulted in the U.S. Department of Transportation (the “DOT”) issuing an emergency order on February 25, 2014 that requires rail shippers to test the makeup of such crude oil before transporting it.  This move follows the safety alert the DOT issued in January 2014 that Bakken formation crude oil is more flammable than other types of crude oil and has been followed by additional emergency orders and safety advisories and alerts.  An accident involving rail cars could result in significant personal injuries and property and environmental damage.  Additionally, added regulations currently being considered in response to such accidents could result in additional costs that could increase transportation expenses.

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

In addition, Whiting Oil and Gas’ credit agreement requires us, as of the last day of any quarter, (i) to not exceed a total debt to the last four quarters’ EBITDAX ratio (as defined in the credit agreement) of 4.0 to 1.0 and (ii) to have a consolidated current assets to consolidated current liabilities ratio (as defined in the credit agreement and which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0. Also, the indentures under which we issued our senior notes and our senior subordinated notes restrict us from incurring additional indebtedness and making certain restricted payments, subject to certain exceptions, unless our fixed charge coverage ratio (as defined in the indentures) is at least 2.0 to 1.  The Kodiak Indentures restrict us from incurring additional indebtedness and making certain restricted payments, subject to certain exceptions, unless our fixed charge coverage ratio (as defined in the indentures) is at least 2.25 to 1.  If we were in violation of these covenants, then we may not be able to incur additional indebtedness, including under Whiting Oil and Gas’ credit agreement.  A substantial or extended decline in oil or natural gas prices may adversely affect our ability to comply with these covenants.

If we fail to comply with the restrictions in the indentures (including the Kodiak Indentures) governing our and Kodiak’s senior notes and our senior subordinated notes or Whiting Oil and Gas’ credit agreement or any other subsequent financing agreements, a default may allow the creditors, if the agreements so provide, to accelerate the related indebtedness as well as any other indebtedness to which a cross-acceleration or cross-default provision applies.  In addition, lenders may be able to terminate any commitments they had made to make further funds available to us.  Furthermore, if we are in default under the agreements governing our indebtedness, we will not be able to pay dividends on our capital stock.

Our exploration and development operations require substantial capital, and we may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and a decline in our oil and natural gas reserves.

The oil and gas industry is capital intensive.  We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration, development, production and acquisition of oil and natural gas reserves.  To date, we have financed capital expenditures through a combination of equity and debt issuances, bank borrowings, internally generated cash flows, agreements with industry partners and oil and gas property divestments.  We intend to finance future capital expenditures with cash flow from operations, cash on hand and financing arrangements.  Our cash flow from operations and access to capital is subject to a number of variables, including:

•	our proved reserves;
•	the level of oil and natural gas we are able to produce from existing wells;
•	the prices at which oil and natural gas are sold;
•	the costs of producing oil and natural gas; and
•	our ability to acquire, locate and produce new reserves.

If our revenues or the borrowing base under our credit agreement decrease as a result of lower oil and natural gas prices, operating difficulties, declines in reserves, or for any other reason, then we may have limited ability to obtain the capital necessary to sustain our operations at current levels.

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

Our acreage must be drilled before lease expiration, generally within three to five years, in order to hold the acreage by production.  Failure to drill sufficient wells in order to hold acreage will result in substantial lease renewal costs, or if renewal is not feasible, loss of our lease and prospective drilling opportunities.

Unless production is established on our undeveloped acreage, the underlying leases will expire.  As of December 31, 2014, the portion of our net undeveloped acreage that is subject to expiration over the next three years, if not successfully developed or renewed, is approximately 26% in 2015, 29% in 2016 and 13% in 2017.  The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all.  In addition, on certain portions of our acreage, third-party leases become immediately effective if our leases expire.  As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business.

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

•	acquisitions could disrupt our ongoing business, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures;
•	we may issue additional equity or debt securities in order to fund future acquisitions; and
•	we may incur losses as a result of title defects.

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

We have specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage.  As of December 31, 2014, we had identified a drilling inventory of over 5,600 gross drilling locations.  These scheduled drilling locations represent a significant part of our growth strategy.  Our ability to drill and develop these locations depends on a number of uncertainties, including oil and natural gas prices, the availability of capital, costs of oil field goods and services, drilling results, our ability to extend drilling acreage leases beyond expiration, regulatory approvals and other factors.  Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or gas from these or any other potential drilling locations.  As such, our actual drilling activities may materially differ from those presently identified, which could in turn adversely affect our business.

We have been an early entrant into new or emerging plays.  As a result, our drilling results in these areas are uncertain, the value of our undeveloped acreage may decline and we may incur impairment charges if drilling results are unsuccessful.

While our costs to acquire undeveloped acreage in new or emerging plays have generally been less than those of later entrants into a developing play, our drilling results in these areas are more uncertain than drilling results in areas that are developed and producing.  Since new or emerging plays have limited or no production history, we are unable to use past drilling results in those areas to help predict our future drilling results.  Therefore, our cost of drilling, completing and operating wells in these areas may be higher than initially expected, and the value of our undeveloped acreage will decline if drilling results are unsuccessful.  Furthermore, if drilling results are unsuccessful, we may be required to write down the carrying value of our undeveloped acreage in new or emerging plays.  For example, during the fourth quarter of 2014, we recorded a $45 million non-cash charge for the impairment of unproved oil and gas properties in Louisiana, Michigan, Montana, North Dakota and Texas, as well as a $21 million non-cash charge for the impairment of unproved CO2 properties in New Mexico.  We may also incur such impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.  Additionally, our rights to develop a portion of our undeveloped acreage may expire if not successfully developed or renewed.  See “Acreage” in Item 2 of this Annual Report on Form 10-K for more information relating to the expiration of our rights to develop undeveloped acreage.

Properties that we acquire may not produce as projected, and we may be unable to identify liabilities associated with the properties or obtain indemnities from sellers for liabilities they may have created.

Our business strategy includes a continuing acquisition program.  From 2004 through 2014, we completed 21 separate significant acquisitions of producing properties with a combined purchase price of $6.4 billion for estimated proved reserves as of the effective dates of the acquisitions of 445.2 MMBOE.  The successful acquisition of producing properties requires assessment of many factors, which are inherently inexact and may be inaccurate, including the following:

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

We enter into hedging transactions of our oil and natural gas production revenues to reduce our exposure to fluctuations in the price of oil and natural gas.  Our hedging transactions to date have consisted of financially settled crude oil and natural gas options contracts, primarily costless collars and swap contracts, placed with major financial institutions.  As of February 13,  2015, we had contracts covering the sale of between 444,700 and 968,360 barrels of oil per month for all of 2015.  All of our oil hedges will expire by December 2017.  See “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this Annual Report on Form 10-K for pricing information and a more detailed discussion of our hedging transactions.

We may in the future enter into these and other types of hedging arrangements to reduce our exposure to fluctuations in the market prices of oil and natural gas, or alternatively, we may decide to unwind or restructure the hedging arrangements we previously entered into.  Hedging transactions expose us to risk of financial loss in some circumstances, including if production is less than expected, the other party to the contract defaults on its obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.  Hedging transactions may limit the benefit we may otherwise receive from increases in the price for oil and natural gas.    Our three-way collars only provide partial protection against declines in market prices due to the fact that when the market price falls below the sub-floor, the minimum price we will receive will be NYMEX plus the difference between the floor and the sub-floor.  Furthermore, if we do not engage in hedging transactions or unwind hedging transactions we previously entered into, then we may be more adversely affected by declines in oil and natural gas prices than our competitors who engage in hedging transactions.    Additionally, hedging transactions may expose us to cash margin requirements.

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

We operate 70% of our net productive oil and natural gas wells, which represents 85% of our proved developed producing reserves as of December 31, 2014.  If we do not operate the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of our properties.  The failure of an operator of our wells to adequately perform operations or an operator’s breach of the applicable agreements could reduce our production and revenues.  The success and timing of our drilling and development activities on properties operated by others therefore depends upon a number of factors outside of our control, including the operator’s decisions with respect to the timing and amount of capital expenditures, the period of time over which the operator seeks to generate a return on capital expenditures, inclusion of other participants in drilling wells, and the use of technology, as well as the operator’s expertise and financial resources and the operator’s relative interest in the field.  Operators may also opt to decrease operational activities following a significant decline in oil or natural gas prices.  Because we do not have a majority interest in most wells we do not operate, we may not be in a position to remove the operator in the event of poor performance.  Accordingly, while we use commercially reasonable efforts to cause the operator to act as a reasonably prudent operator, we are limited in our ability to do so.

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

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHG”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes.  Based on these findings, the EPA has begun adopting and implementing regulations that restrict emissions of GHG under existing provisions of the Federal Clean Air Act (the “CAA”), including one rule that limits emissions of GHG from motor vehicles beginning with the 2012 model year.  The EPA has asserted that these final motor vehicle GHG emission standards trigger the CAA construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011.  On June 3, 2010, the EPA published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (the “PSD”) and Title V permitting programs.  This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting.  Further, facilities required to obtain PSD permits for their GHG emissions are required to reduce those emissions consistent with guidance for determining “best available control technology” standards for GHG, which guidance was published by the EPA in November 2010.  Also in November 2010, the EPA expanded its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities.  This rule requires reporting of GHG emissions from such facilities on an annual basis with reporting beginning in 2012 for emissions occurring in 2011.

In June 2014, the Supreme Court upheld most of the EPA’s GHG permitting requirements, allowing the agency to regulate the emission of GHG from stationary sources already subject to the PSD and Title V requirements.  Certain of our equipment and installations may currently be subject to PSD and Title V requirements and hence, under the Supreme Court’s ruling, may also be subject to the installation of controls to capture GHGs.  For any equipment or installation so subject, we may have to incur increased compliance costs to capture related GHG emissions.

The EPA took additional action under the CAA in June 2014.  In accordance with President Obama’s Climate Action Plan, on June 18, 2014, the EPA proposed rules to reduce carbon emissions from electric generating units.  The proposal, commonly called the “Clean Power Plan,” requires states to develop plans to reduce carbon emissions from fossil fuel-fired generating units commencing in 2020, with the reductions to be fully phased in by 2030.  Each state is given a different carbon reduction target, but the EPA expects that, in the aggregate, the overall proposal will reduce carbon emissions from electric generating units by 30% from 2005 levels.  As proposed, states are given substantial flexibility in meeting their emission reduction targets and can generally choose to lower carbon emissions by replacing higher carbon generation, such as coal or natural gas, with lower carbon generation, such as efficient natural gas units or renewable energy alternatives.  It is not possible at this time to predict what requirements might be adopted by the EPA in the final rule expected in 2015, or how any such final rule would impact our business.

In addition, both houses of Congress have actively considered legislation to reduce emissions of GHG, and many states have already taken legal measures to reduce emissions of GHG, primarily through the development of GHG inventories, greenhouse gas permitting and/or regional GHG “cap and trade” programs.  Most of these “cap and trade” programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved.  In the absence of new legislation, the EPA is issuing new regulations that limit emissions of GHG associated with our operations which will require us to incur costs to inventory and reduce emissions of GHG associated with our operations and which could adversely affect demand for the oil, NGLs and natural gas that we produce.  Finally, it should be noted that many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events.  If any such effects were to occur, they could have an adverse effect on our assets and operations.

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

To a large extent, we depend on the services of our senior management and technical personnel.  The loss of the services of our senior management or technical personnel, including James J. Volker, Chairman, President and Chief Executive Officer; Peter W. Hagist, Senior Vice President, Planning; Rick A. Ross, Senior Vice President, Operations; Mark R. Williams, Senior Vice President, Exploration and Development; Steven A. Kranker, Vice President, Reservoir Engineering/Acquisitions; David M. Seery, Vice President, Land; or Michael J. Stevens, Vice President and Chief Financial Officer, could have a material adverse effect on our operations.  We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals.

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

In February 2015, President Obama’s Administration released its proposed federal budget for fiscal year 2016 that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax preferences currently available to oil and gas exploration and production companies.  Such changes include, but are not limited to:

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

We depend on computer and telecommunications systems, and failures in our systems or cyber security attacks could significantly disrupt our business operations.

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with our business.  In addition, we have developed proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties.  It is possible we could incur interruptions from cyber security attacks, computer viruses or malware.  We believe that we have positive relations with our related vendors and maintain adequate anti-virus and malware software and controls; however, any interruptions to our arrangements with third parties for our computing and communications infrastructure or any other interruptions to our information systems could lead to data corruption, communication interruption or otherwise significantly disrupt our business operations.

We may experience difficulties in integrating Kodiak into our businesses, which could cause the combined company to fail to realize many of the anticipated potential benefits of the Kodiak Acquisition.

We acquired Kodiak with the expectation that the acquisition would result in various benefits, including, among other things, operating efficiencies and cost savings.  Achieving the anticipated benefits of the Kodiak Acquisition will depend in part upon whether our two companies integrate our businesses in an efficient and effective manner.  We may not be able to accomplish this integration process successfully.  The difficulties of combining the two companies’ businesses potentially will include, among other things:

•

the necessity of addressing possible differences, incorporating cultures and management philosophies and the integration of certain operations following the transaction will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company; and

•	any inability of our management to cause best practices to be applied to the combined company’s business.

An inability to realize the full extent of the anticipated benefits of the transaction, as well as any delays encountered in the transition process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may affect the value of our common stock.

The market price of our common stock may decline in the future as a result of the Kodiak Acquisition.

The market price of our common stock may decline in the future as a result of the Kodiak Acquisition for a number of reasons, including the unsuccessful integration of Kodiak (including the reasons set forth in the preceding risk factor) or our failure to achieve the perceived benefits of the Kodiak Acquisition, including financial and operating results, as rapidly as or to the extent anticipated by financial or industry analysts.  These factors are, to some extent, beyond our control.

Item 1B.       Unresolved Staff Comments

None.

Item 2.        Properties

Summary of Oil and Gas Properties and Projects

Rocky Mountains Region

Our Rocky Mountains operations include assets in the states of Colorado, Montana, North Dakota, Utah and Wyoming.  As of December 31, 2014, our estimated proved reserves in the Rocky Mountains region were 635.7 MMBOE (83% oil), which represented 81% of our total estimated proved reserves and contributed 116.2 MBOE/d of average daily production in the fourth quarter of 2014.

Sanish and Parshall Fields.    Our Sanish and Parshall fields in Mountrail County, North Dakota target the Bakken and Three Forks formations and encompass approximately 169,900 gross (82,600 net) developed and undeveloped acres.  Net production in the Sanish and Parshall fields averaged 45.0 MBOE/d for the fourth quarter of 2014, representing a 2%  decrease from 46.1 MBOE/d in the third quarter of 2014.  As of December 31, 2014, we had three drilling rigs active in the Sanish field.  Based on the success of our high density pilot programs in the Sanish field, we commenced a development program drilling nine Bakken wells per spacing unit in the area, an increase over our original plan of three to four wells per spacing unit.  Additionally, we have implemented a new slickwater fracture stimulation method using cemented liners at the Sanish field and are encouraged by the initial results.

In order to process the produced gas stream from the Sanish wells, we constructed and brought on-line the Robinson Lake gas plant.  The plant has a current processing capacity of 130 MMcf/d and fractionation equipment that allows us to convert NGLs into propane and butane, which end products can then be sold locally for higher realized prices.

Lewis & Clark/Pronghorn Fields.  Our Lewis & Clark/Pronghorn fields are located primarily in the Stark and Billings counties of North Dakota and run along the Bakken shale pinch-out in the southern Williston Basin.  In this area, the Upper Bakken shale is thermally mature and moderately over-pressured, and we believe that it has charged reservoir zones within the immediately underlying Pronghorn Sand and Three Forks formations (Middle Bakken and Lower Bakken Shale is absent).  As of December 31, 2014, the Lewis & Clark/Pronghorn fields encompassed approximately 339,200 gross (227,400 net) developed and undeveloped acres.  Net production in the Lewis & Clark/Pronghorn fields averaged 16.4 MBOE/d in the fourth quarter of 2014, representing a 2%  decrease from 16.7 MBOE/d in the third quarter of 2014.  As of December 31, 2014, we had one drilling rig operating in the Pronghorn field, which utilizes drilling pads,  with two or three wells being drilled from each pad.  We have implemented our new completion design in this field utilizing cemented liners and plug-and-perf technology based on our successful testing of this completion technique in 2013.  Additionally, we are evaluating our slickwater fracture stimulation method at the Pronghorn field and are encouraged by the results.

At our gas processing plant located south of Belfield, North Dakota, which  primarily processes production from the Pronghorn area,  there is currently inlet compression in place to process 35 MMcf/d.   As of December 31, 2014 the plant was processing over 23 MMcf/d.  In May 2012, we sold a 50% ownership interest in the plant, gathering systems and related facilities.  We retained a 50% ownership interest and continue to operate the Belfield plant and facilities.

Hidden Bench/Tarpon Fields.  Our Hidden Bench and Tarpon fields in McKenzie County, North Dakota target the Bakken and Three Forks formations and encompass approximately 121,300 gross (69,000 net) developed and undeveloped acres and 18,800 gross (13,900 net) developed and undeveloped acres, respectively, as of December 31, 2014.  Net production at Hidden Bench/Tarpon averaged 22.6 MBOE/d in the fourth quarter of 2014, which represents a 40% increase from 16.2 MBOE/d in the third quarter of 2014.  Contributing to this period over period production increase was net production added as a result of the Kodiak Acquisition totaling 10.7 MBOE/d from December 8, 2014, the closing date of the acquisition, through December 31, 2014.  As of December 31, 2014, we had four drilling rigs active in the Hidden Bench field.    We have also implemented our new completion design at our Hidden Bench/Tarpon fields, utilizing cemented liners and plug-and-perf technology incorporating three to five perforation clusters per fracture stage.  This new design has generated positive results, demonstrated by average increases of 20% in initial production rates, as well as 30, 60 and 90-day production rates, from wells recently drilled in these fields.  At our Tarpon field we have also implemented a completion technique using cemented liners and coiled tubing, and at our Hidden Bench field, based on the success of our high density drilling pilot in this area, we initiated a development program of drilling eight wells per spacing unit, an increase over our original plan of four wells per spacing unit.

Cassandra Field.    Our Cassandra field in Williams County, North Dakota targets the Bakken and Three Forks formations and encompasses approximately 29,800 gross (14,000 net) developed and undeveloped acres as of December 31, 2014.  As of December 31, 2014, we had one drilling rig active in the Cassandra field.    In 2014, we improved our completion design in this area utilizing cemented liners and plug-and-perf technology with increased proppant volumes resulting in significant improvements in performance.

Missouri Breaks Field.    As of December 31, 2014, we had approximately 130,300 gross (82,600 net) developed and undeveloped acres at our Missouri Breaks field located in Richland County, Montana and McKenzie County, North Dakota.  We have drilled successful wells on the western, eastern and southern portions of our acreage in this area.  In the fourth quarter of 2014, net production from the Missouri Breaks field averaged 6.6 MBOE/d, representing an 8% increase from 6.1 MBOE/d in the third quarter of 2014.  As

of December 31, 2014, we had three drilling rigs active in the Missouri Breaks field.    We have implemented a new completion design at this field, utilizing cemented liners, plug-and-perf technology and higher sand volumes, and this new design has significantly improved initial production rates.  In addition, we continue to evaluate the slickwater fracture stimulation method used in this area and are encouraged by the initial results.

Other Northern Rocky Mountains.  As of December 31, 2014, we had four drilling rigs operating in new areas of the Williston Basin that were acquired in the Kodiak Acquisition.  We plan to release two of these rigs during the first quarter of 2015.

Redtail Field.  Our Redtail field in the DJ Basin in Weld County, Colorado targets the Niobrara formation and encompasses approximately 185,700 gross (132,200 net) developed and undeveloped acres as of December 31, 2014.  In the fourth quarter of 2014, net production from the Redtail field averaged 10.2 MBOE/d, representing an 18% increase from 8.6 MBOE/d in the third quarter of 2014.  Our development plan at Redtail currently includes drilling up to eight Niobrara “B” wells per spacing unit and eight Niobrara “A” wells per spacing unit.  We are currently completing wells drilled from the Horsetail 30F pad in this area to test a high-density pattern in the Niobrara “A”, “B” and “C” zones, with 32 wells per spacing unit.  As of December 31, 2014, we had four drilling rigs operating in this area.  As a result of the recent decline in crude oil prices, we plan to decrease the number of rigs operating in this area to three for most of 2015.  We have implemented our updated completion design at this field, utilizing cemented liners, plug-and-perf technology and higher sand volumes, which has been yielding improved production results.

In April 2014, we brought online the Redtail gas plant to process the associated gas produced by our wells in this area.  The plant’s current inlet capacity is 20 MMcf/d, and we plan to further expand the plant’s capacity to 70 MMcf/d in the second quarter of 2015.

Permian Basin Region

Our Permian Basin operations include assets in Texas and New Mexico.  As of December 31, 2014, the Permian Basin region contributed 133.0 MMBOE (83% oil) of estimated proved reserves to our portfolio of operations, which represented 17% of our total estimated proved reserves and contributed 11.5 MBOE/d of average daily production in the fourth quarter of 2014.

North Ward Estes Field.  The North Ward Estes field includes five base leases with 100% working interests in approximately 64,900 gross (62,900 net) developed and undeveloped acres in Ward and Winkler counties, Texas.  Current production from our EOR project is from the Yates formation at 2,600 feet, which is the primary producing zone, with additional production from other zones including the Queen at 3,000 feet.

The North Ward Estes field has been responding positively to the water and CO2 floods that we initiated in May 2007.  We are currently injecting CO2 into one of the largest phases of our eight-phase project at North Ward Estes, and all phases of the project subject to CO2 flood procedures continue to respond positively.  In the fourth quarter of 2014, production from the field averaged 9.7 MBOE/d, which represents a 2% increase from 9.5 MBOE/d in the third quarter of 2014.  As of December 31, 2014, we were injecting approximately 410 MMcf/d of CO2 in this field, over half of which is recycled.

North Ward Estes’ proved reserves at December 31, 2014 were 40%  proved undeveloped.  In order to fully develop the reserves at this field within our currently planned timeframe, we will need to utilize significant quantities of purchased CO2.  As of December 31, 2014, we currently have under contract the future volumes of CO2 that we believe are necessary to develop the field’s PUDs over at least the next seven years.  In addition, we are currently planning for future sources of CO2 capable of generating sufficient quantities to carry out the development of all probable and possible reserves at North Ward Estes.  However, we cannot provide assurance with respect to the timing or actual quantities of CO2 that will be obtainable for the development of this field’s oil and gas reserves.

Other

Our other operations primarily relate to assets in Arkansas, Michigan, Oklahoma and Texas.  As of December 31, 2014,  these properties contributed 11.6 MMBOE (35% oil) of proved reserves to our portfolio of operations, which represented 2% of our total estimated proved reserves and contributed 3.6 MBOE/d of average daily production in the fourth quarter of 2014.

Reserves

As of December 31, 2014, all of our oil and gas reserves are attributable to properties within the United States.  A summary of our oil and gas reserves as of December 31, 2014 based on average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2014) is as follows:

	Oil	NGLs	Natural Gas	Total
	(MBbl)	(MBbl)	(MMcf)	(MBOE)
Proved reserves
Developed	333,593	28,935	298,237	412,234
Undeveloped	310,036	25,749	193,783	368,082
Total proved—December 31, 2014	643,629	54,684	492,020	780,316
Probable reserves
Developed	10,665	3,032	6,463	14,774
Undeveloped	323,579	15,685	271,610	384,532
Total probable—December 31, 2014	334,244	18,717	278,073	399,306
Possible reserves
Developed	25,363	7,116	2,682	32,926
Undeveloped	154,741	18,728	114,923	192,623
Total possible—December 31, 2014	180,104	25,844	117,605	225,549

Proved reserves.  Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

In 2014, total extensions and discoveries of 174.8 MMBOE were primarily attributable to successful drilling at our Redtail,  Sanish, Hidden Bench, Missouri Breaks, Pronghorn, Tarpon and Cassandra fields.  Both the new wells drilled in these areas as well as the PUD locations added as a result of drilling increased our proved reserves.

In 2014, total sales of minerals in place of 2.1 MMBOE were primarily attributable to the disposition of properties in the Big Tex prospect, further described in “Acquisitions and Divestitures” within Item 1 of this Annual Report on Form 10-K, as well as other property divestitures in the Lucky Ditch, Whiskey Springs and Bridger Lake fields, which decreased our proved reserves.

In 2014, total purchases of minerals in place of 195.6 MMBOE were primarily attributable to the Kodiak Acquisition, whereby we acquired interests in 778 producing oil and gas wells and undeveloped acreage in the Williston Basin, as further described in “Acquisitions and Divestitures” within Item 1 of this Annual Report on Form 10-K, which increased our proved reserves.

In 2014, revisions to previous estimates increased proved developed and undeveloped reserves by a net amount of 15.3 MMBOE.  Included in these revisions were (i) 15.6 MMBOE of net upward adjustments attributable to reservoir analysis and well performance and (ii) 0.3 MMBOE of downward adjustments caused by lower crude oil prices incorporated into our reserve estimates at December 31, 2014 as compared to December 31, 2013.

Proved undeveloped reserves.  Our PUD reserves increased 98% or 182.0 MMBOE on a net basis from December 31, 2013 to December 31, 2014.  The following table provides a reconciliation of our PUDs for the year ended December 31, 2014:

Total
(MBOE)
PUD balance—December 31, 2013	186,096
Converted to proved developed through drilling	(30,064)
Converted to proved developed at EOR projects	(7,940)
Added from extensions and discoveries	135,615
Removed for five-year rule	(2,168)
Removed due to low commodity prices	(218)
Purchased	94,166
Sold	-
Revisions	(7,405)
PUD balance—December 31, 2014	368,082

During 2014, we incurred $767 million in capital expenditures, or $25.51 per BOE, to drill and bring on-line 30.1 MMBOE of PUD reserves.  Also during 2014, 7.9 MMBOE of PUD volumes became proved developed reserves at our CO2 EOR project in the North Ward Estes field,  at a cost of $39.58 per BOE.    Combining the PUD drilling conversions with the PUD EOR conversions, we converted PUDs to proved developed reserves at a cost of $28.45 per BOE during 2014.

In addition, we added 135.6 MMBOE of PUD volumes from extensions and discoveries during the year, and this increase in proved undeveloped reserves was primarily due to additional PUD locations added based on successful drilling in the Northern and Central Rockies areas and additional PUD reserves being assigned to our North Ward Estes EOR project.

During 2014, we added total PUD volumes of 94.2 MMBOE through acquisitions, of which 90.5 MMBOE were attributable to the Kodiak Acquisition.

Based on our 2014 year end independent engineering reserve report, we will drill all of our individual PUD drilling locations within five years of the date such PUDs were added.  However, we do have certain quantities of proved undeveloped reserves in the North Ward Estes field that will remain in the PUD category for periods extending beyond five years because of certain external factors that preclude the development of the North Ward Estes EOR PUDs all at once.  Due to the large areal extent of the field, this CO2 EOR project will progress through the field in a sequential manner as earlier injection areas are completed and new injection areas are initiated.  External factors that preclude the execution of the CO2 project throughout the field all at the same time include: (i) the volume of injection water necessary to re-pressure the reservoir in advance of the CO2 injection, (ii) the volume of purchased and recycled CO2 necessary to be injected to process the oil in the reservoir, and (iii) the equipment and manpower necessary to build the infrastructure and prepare the wells for the EOR project.  Our staged development plan is designed to expand the project as quickly and efficiently as possible to fully develop the field.

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

Increases in probable reserves during 2014 were primarily attributable to 1,916 new probable well locations that were added in 2014 as a result of the Kodiak Acquisition as well as drilling activity across the Rocky Mountains region.    Offsetting these increases were 14.0 MMBOE of probable reserves that were converted to proved reserves during 2014, primarily at our Redtail field and various fields in the Northern Rocky Mountains.

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

Possible reserves increased during 2014 primarily due to successful drilling at our Redtail, Sanish,  Parshall, Lewis & Clark/Pronghorn and Hidden Bench fields.    Offsetting these increases were 7.0 MMBOE of possible reserves that were converted to probable during 2014 at our North Ward Estes field and various other fields in the Northern Rocky Mountains, and 11.8 MMBOE of possible reserves were converted to proved during 2014 at the same areas.

At December 31, 2014, our probable reserves were estimated to be 399.3 MMBOE and our possible reserves were estimated to be 225.5 MMBOE, for a total of 624.8 MMBOE.  The EOR project at our North Ward Estes field represented 110.3 MMBOE, or 18%, of our total 624.8 MMBOE probable and possible reserve quantities.  In order to fully develop the EOR probable and possible reserves at North Ward Estes, we will need to utilize significant quantities of purchased CO2.  We are currently planning for future sources capable of generating sufficient CO2 quantities to carry out the development of all probable and possible reserves at North Ward Estes.  However, the availability of future CO2 supplies is subject to uncertainty and may require significant future capital expenditures by us, and we cannot therefore provide assurance with respect to the timing or actual quantities of CO2 that will be obtainable for the development of such reserves.

Preparation of reserves estimates.  We maintain adequate and effective internal controls over the reserve estimation process as well as the underlying data upon which reserve estimates are based.  The primary inputs to the reserve estimation process are comprised of technical information, financial data, ownership interests and production data.  All field and reservoir technical information, which is updated annually, is assessed for validity when the reservoir engineers hold technical meetings with geoscientists, operations and land personnel to discuss field performance and to validate future development plans.  Current revenue and expense information is obtained from our accounting records, which are subject to our internal controls over financial reporting.  Internal controls over financial reporting are assessed for effectiveness annually using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  All current financial data such as commodity prices, lease operating expenses, production taxes and field commodity price differentials are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete.  Our current ownership in mineral interests and well production data are also subject to the aforementioned internal controls over financial reporting, and they are incorporated into the reserve database as well and verified to ensure their accuracy and completeness.  Once the reserve database has been entirely updated with current information, and all relevant technical support material has been assembled, our independent engineering firm Cawley, Gillespie & Associates, Inc. (“CG&A”) meets with our technical personnel in our Denver and Midland offices to review field performance and future development plans.  Following these reviews, the reserve database and supporting data is furnished to CG&A so that they can prepare their independent reserve estimates and final report.  Access to our reserve database is restricted to specific members of the reservoir engineering department.

CG&A is a Texas Registered Engineering Firm.  Our primary contact at CG&A is Mr. Robert D. Ravnaas, President.  Mr. Ravnaas is a State of Texas Licensed Professional Engineer.  See Exhibit 99.2 of this Annual Report on Form 10-K for the Report of Cawley, Gillespie & Associates, Inc. and further information regarding the professional qualifications of Mr. Ravnaas.

Our Vice President of Reservoir Engineering and Acquisitions is responsible for overseeing the preparation of the reserves estimates.  He has over 30 years of experience, the majority of which has involved reservoir engineering and reserve estimation, and he holds a Bachelor’s degree in petroleum engineering from the Colorado School of Mines.  He is also a member of the Society of Petroleum Engineers.

Acreage

The following table summarizes gross and net developed and undeveloped acreage by state at December 31, 2014.  Net acreage is our percentage ownership of gross acreage.  Acreage in which our interest is limited to royalty and overriding royalty interests has been excluded.

	Developed Acreage		Undeveloped Acreage (2)		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
California	25,548	3,606	-	-	25,548	3,606
Colorado	71,493	51,181	195,372	119,981	266,865	171,162
Louisiana	23,867	9,191	100,697	91,472	124,564	100,663
Michigan	139,390	61,221	289,465	245,868	428,855	307,089
Montana	97,406	58,886	107,825	68,172	205,231	127,058
New Mexico	17,625	6,387	123,412	114,045	141,037	120,432
North Dakota	813,348	474,804	293,266	209,876	1,106,614	684,680
Oklahoma	56,610	28,391	406	68	57,016	28,459
Texas	252,273	136,831	23,772	18,061	276,045	154,892
Utah	14,301	6,972	431,488	273,295	445,789	280,267
Wyoming	89,162	44,596	44,729	31,548	133,891	76,144
Other (1)	9,810	4,588	912	349	10,722	4,937
Total	1,610,833	886,654	1,611,344	1,172,735	3,222,177	2,059,389

_____________________

(1)	Other includes Alabama, Arkansas, Kansas, Mississippi and Nebraska.
(2)

Out of a total of 1,611,344 gross (1,172,735 net) undeveloped acres as of December 31, 2014, the portion of our net undeveloped acres that is subject to expiration over the next three years, if not successfully developed or renewed, is approximately 26% in 2015,  29% in 2016 and 13% in 2017.

Production History

The following table presents historical information about our produced oil and gas volumes:

	Year Ended December 31,
	2014	2013	2012
Oil production (MMBbl)	33.5	27.0	23.1
NGL production (MMBbl)	3.3	2.8	2.8
Natural gas production (Bcf)	30.2	26.9	25.8
Total production (MMBOE)	41.8	34.3	30.2
Daily production (MBOE/d)	114.5	94.1	82.5
North Ward Estes field production (1)
Oil production (MMBbl)	3.1	2.9	2.8
NGL production (MMBbl)	0.4	0.4	0.3
Natural gas production (Bcf)	0.3	0.3	0.3
Total production (MMBOE)	3.6	3.4	3.2
Sanish field production (1)
Oil production (MMBbl)	9.9	9.8	9.0
NGL production (MMBbl)	1.1	1.1	1.2
Natural gas production (Bcf)	5.9	4.8	3.6
Total production (MMBOE)	12.0	11.7	10.8
Average sales prices (before the effects of hedging):
Oil (per Bbl)	$81.50	$90.39	$83.86
NGLs (per Bbl)	$39.17	$40.41	$39.36
Natural gas (per Mcf)	$5.53	$4.04	$3.42
Average production costs:
Production costs (per BOE) (2)	$11.24	$11.94	$11.92

_____________________

(1)	The North Ward Estes and Sanish fields were our only fields that contained 15% or more of our total proved reserve volumes as of December 31, 2014.
(2)

Production costs reported above exclude from lease operating expenses ad valorem taxes of $27 million ($0.65 per BOE), $20 million ($0.59 per BOE) and $16 million ($0.54 per BOE) for the years ended December 31, 2014, 2013 and 2012, respectively.

Productive Wells

The following table summarizes gross and net productive oil and natural gas wells by region at December 31, 2014.  A net well is our percentage ownership of a gross well.  Wells in which our interest is limited to royalty and overriding royalty interests are excluded.

	Oil Wells		Natural Gas Wells		Total Wells(1)
	Gross	Net	Gross	Net	Gross	Net
Rocky Mountains	4,670	1,653	413	215	5,083	1,868
Permian Basin	4,098	1,746	374	111	4,472	1,857
Other (2)	467	209	1,632	537	2,099	746
Total	9,235	3,608	2,419	863	11,654	4,471

_____________________

(1)	137 wells have multiple completions. These 137 wells contain a total of 341 completions. One or more completions in the same bore hole are counted as one well.
(2)	Other primarily includes oil and gas properties located in Arkansas, Michigan, Oklahoma and Texas.

We have an interest in or operate 32 EOR projects, which include either secondary (waterflood) or tertiary (CO2 injection) recovery efforts, and aggregate production from such EOR fields averaged 12.0 MBOE/d during 2014 or 10% of our 2014 daily production.  For these areas, we need to use enhanced recovery techniques in order to maintain oil and gas production from these fields.

Oil and Gas Drilling Activity

We are engaged in numerous drilling activities on properties presently owned, and we intend to drill or develop other properties acquired in the future.  The following table sets forth our oil and gas drilling activity for the last three years.  Wells drilled to develop our CO2 reserves at our Bravo Dome field in New Mexico have not been included in the drilling activity table below.  A dry well is an exploratory, development or extension well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.  A productive well is an exploratory, development or extension well that is not a dry well.  The information below should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities of reserves found.

	Gross Wells				Net Wells
	Productive	Dry		Total	Productive	Dry	Total
2014:
Development	571	1		572	231.5	0.4	231.9
Exploratory	34	5	(1)	39	21.5	3.7	25.2
Total	605	6		611	253.0	4.1	257.1
2013:
Development	376	1		377	185.5	1	186.5
Exploratory	43	8		51	35.2	7.5	42.7
Total	419	9		428	220.7	8.5	229.2
2012:
Development	324	-		324	140.4	-	140.4
Exploratory	68	5		73	47.8	4.7	52.5
Total	392	5		397	188.2	4.7	192.9

_____________________

(1)	During 2014, we drilled six CO2 wells at our Bravo Dome field that were exploratory dry holes and that have not been included in the drilling results above.

As of December 31, 2014,  we had 21 operated drilling rigs active on our properties.  The breakdown of our operated rigs by geographic area is as follows:

Drilling Rigs
Northern Rocky Mountains	16
Central Rocky Mountains	4
North Ward Estes	1
Total	21

Hydraulic Fracturing

Hydraulic fracturing is a common practice in the oil and gas industry that is used to stimulate production of hydrocarbons from tight oil and gas formations.  The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production.  This process has typically been regulated by state oil and gas commissions.  However, as described in more detail in “Business – Regulation – Environmental Regulations – Hydraulic Fracturing” in Item 1 of this Annual Report on Form 10-K, the EPA has initiated the regulation of hydraulic fracturing; other federal agencies are examining hydraulic fracturing; and federal legislation is pending with respect to hydraulic fracturing.  We have utilized hydraulic fracturing in the completion of our wells in our most active areas located in the states of Colorado, Michigan, Montana, North Dakota, Texas and Wyoming and we plan to continue to utilize this completion methodology.

Whiting’s proved undeveloped reserve quantities that are associated with hydraulic fracture treatments consist of substantially all of our proved undeveloped reserves, or 368.1 MMBOE.

On February 13, 2014, we had a well control incident during drilling operations involving one well in our Hidden Bench field in North Dakota.  The well was quickly brought under control with no liquids leaving the location, and there were no resulting injuries.  Appropriate regulatory agencies were notified of the incident.    Other than this incident, we are not aware of any environmental incidents or citations or suits that have occurred during the last three years related to hydraulic fracturing operations involving oil and gas properties that we operate or in which we own a non-operated interest.

In order to minimize any potential environmental impact from hydraulic fracture treatments, we have taken the following steps:

•	we follow fracturing and flowback procedures that comply with or exceed North Dakota Industrial Commission or other state requirements;
•	we train all company and contract personnel, who are responsible for well preparation, fracture stimulation and flowback, on our procedures;
•

we have implemented the incremental procedures of running a well casing caliper, visually inspecting the surface joint of intermediate casing; and if a lighter wall joint of casing or drilling wear is detected, the minimum burst pressure is reduced accordingly;

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

•	we conduct annual emergency incident response drills in all of our active areas; and
•

we are a member of the Sakakawea Area Spill Response LLC (“SASR”), which is composed of 13 oil and gas related companies operating in the Missouri River and Lake Sakakawea region of North Dakota.  Members agreed to share spill response resources and maintain SASR-owned water response equipment that can be accessed quickly in the early stages of a spill.

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

We have also entered into physical delivery contracts which require us to deliver fixed volumes of crude oil.  As of December 31, 2014, we had delivery commitments totaling 12.4 MMBbl of crude oil (or 37% of total 2014 oil production), 17.8 MMBbl (53%), 19.6 MMBbl (59%), 21.5 MMBbl (64%), 23.3 MMBbl (70%) and 6.0 MMBbl (18%) for the years ended December 31, 2015 through 2020, respectively.  These contracts are tied to oil production at our Redtail field in the DJ Basin in Weld County, Colorado.    As of December 31, 2014, we determined that it is no longer probable that future oil production from our Redtail field will be sufficient to meet the minimum volume requirements specified in these physical delivery contracts, and as a result, we expect to make periodic deficiency payments for any shortfalls in delivering the minimum committed volumes.  We currently anticipate that we will under-deliver by a total of approximately 10.4 MMBbl over the duration of the contracts, which would require undiscounted aggregate deficiency payments of approximately $49 million over the next 5 years.  We recognize any monthly deficiency payments in the period in which the underdelivery takes place and the related liability has been incurred.  See “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this Annual Report on Form 10-K for more information about our delivery commitments under these agreements.

Item 3.        Legal Proceedings

Whiting is subject to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.  It is management’s opinion that all claims and litigation we are involved in are not likely to have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Item 4.        Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information, as of February 13,  2015, regarding the executive officers of Whiting Petroleum Corporation:

Name	Age	Position
James J. Volker	68	Chairman, President and Chief Executive Officer
Peter W. Hagist	54	Senior Vice President, Planning
Rick A. Ross	56	Senior Vice President, Operations
Mark R. Williams	58	Senior Vice President, Exploration and Development
Bruce R. DeBoer	62	Vice President, General Counsel and Corporate Secretary
Heather M. Duncan	44	Vice President, Human Resources
Steven A. Kranker	53	Vice President, Reservoir Engineering and Acquisitions
David M. Seery	60	Vice President, Land
Michael J. Stevens	49	Vice President and Chief Financial Officer
Brent P. Jensen	45	Controller and Treasurer

The following biographies describe the business experience of our executive officers:

James J. Volker joined us in August 1983 as Vice President of Corporate Development and served in that position through April 1993.  In March 1993, he became a contract consultant to us and served in that capacity until August 2000, at which time he became Executive Vice President and Chief Operating Officer.  Mr. Volker was appointed President and Chief Executive Officer and a director in January 2002 and Chairman of the Board in January 2004.  Effective January 1, 2011, Mr. Volker stepped down as President, but continued as Chairman and Chief Executive Officer.  Effective June 2014, he was again elected President and Chief Executive Officer.  Mr. Volker was co-founder, Vice President and later President of Energy Management Corporation from 1971 through 1982.  He has 43 years of experience in the oil and gas industry.  Mr. Volker has a Bachelor’s degree in finance from the University of Denver, an MBA from the University of Colorado and has completed H. K. VanPoolen and Associates’ course of study in reservoir engineering.

Peter W. Hagist joined us in October 2005 as Vice President, Operations-Midland.  In June 2014, he was elected Senior Vice President of Planning.  Mr. Hagist has 33 years of experience in the oil and gas industry and 25 years of experience managing tertiary recovery operations.  Prior to joining Whiting, he held management and professional positions with Kinder Morgan CO2 Company and Pennzoil Exploration and Production Company.  Mr. Hagist holds a Bachelor of Science degree in Petroleum Engineering from the Colorado School of Mines.  He is a registered Professional Engineer and a member of the Society of Petroleum Engineers.

Rick A. Ross joined us in March 1999 as an Operations Manager.  In May 2007, he became Vice President of Operations and in June 2014, he was elected Senior Vice President of Operations.  Mr. Ross has 32 years of oil and gas experience, including 17 years with Amoco Production Company where he served in various technical and managerial positions.  Mr. Ross holds a Bachelor of Science degree in mechanical engineering from the South Dakota School of Mines and Technology.  He is a registered Professional Engineer, a member of the Society of Petroleum Engineers and was a past Chairman of the North Dakota Petroleum Council.

Mark R. Williams joined us in December 1983 as Exploration Geologist and has been Vice President of Exploration and Development since December 1999.  Mr. Williams was elected Senior Vice President, Exploration and Development effective January 1, 2011.  He has 34 years of domestic and international experience in the oil and gas industry.  Mr. Williams holds a Master’s degree in geology from the Colorado School of Mines and a Bachelor’s degree in geology from the University of Utah.

Bruce R. DeBoer joined us as Vice President, General Counsel and Corporate Secretary in January 2005.  From January 1997 to May 2004, Mr. DeBoer served as Vice President, General Counsel and Corporate Secretary of Tom Brown, Inc., an independent oil and gas exploration and production company.  Mr. DeBoer has 35 years of experience in managing the legal departments of several independent oil and gas companies.  He holds a Bachelor of Science degree in political science from South Dakota State University and received his J.D. and MBA degrees from the University of South Dakota.

Heather M. Duncan joined us in February 2002 as Assistant Director of Human Resources and in January 2003 became Director of Human Resources.  In January 2008, she was appointed Vice President of Human Resources.  Ms. Duncan has 18 years of human resources experience in the oil and gas industry.  She holds a Bachelor of Arts degree in anthropology and an MBA from the University of Colorado.  She is a certified Senior Professional in Human Resources.

Steven A. Kranker joined us in March 2013 as First Director – Acquisitions and Reservoir Engineering and became Vice President of Reservoir Engineering and Acquisitions in July 2013.  Prior to joining Whiting, Mr. Kranker held positions at several companies engaged in oil and gas exploration and development, including Manager of Reserves at Bill Barrett Corporation from June 2012 to March 2013,  President of Earth Energy Reserves, Inc. from July 2010 to June 2012,  and various positions at Forest Oil Corporation, including Corporate Engineering Manager, from May 2001 to July 2010.  Mr. Kranker has 30 years of acquisition and reservoir engineering experience, including Brunei Shell Petroleum, Arco Alaska Inc., Maxus Exploration, Conoco Inc. and Shell Western E&P Inc.  He received his Bachelor of Science degree in petroleum engineering from the Colorado School of Mines.  Mr. Kranker is a member of the Society of Petroleum Engineers.

David M. Seery joined us as our Manager of Land in July 2004 as a result of our acquisition of Equity Oil Company, where he was Manager of Land and Manager of Equity’s Exploration Department, positions he had held for more than five years.  He became our Vice President of Land in January 2005.  Mr. Seery has 34 years of land experience including staff and managerial positions with Marathon Oil Company.  Mr. Seery holds a Bachelor of Science degree in business administration from the University of Montana.  He is a registered Land Professional and has held various duties with the Denver Association of Petroleum Landmen.

Michael J. Stevens joined us in May 2001 as Controller, became Treasurer in January 2002 and became Vice President and Chief Financial Officer in March 2005.  His  28 years of oil and gas experience includes eight years of service in various positions including Chief Financial Officer, Controller, Secretary and Treasurer at Inland Resources Inc., a company engaged in oil and gas exploration and development.  He spent seven years in public accounting with Coopers & Lybrand in Minneapolis, Minnesota.  He is a graduate of Mankato State University of Minnesota and is a Certified Public Accountant.

Brent P. Jensen joined us in August 2005 as Controller, and he became Controller and Treasurer in January 2006.   He was previously with PricewaterhouseCoopers L.L.P. in Houston, Texas, where he held various positions in their oil and gas audit practice since 1994, which included assignments of four years in Moscow, Russia and three years in Milan, Italy.  He has 21 years of oil and gas accounting experience and is a Certified Public Accountant.  Mr. Jensen holds a Bachelor of Arts degree from the University of California, Los Angeles.

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

	High	Low
Fiscal Year Ended December 31, 2014
Fourth quarter (ended December 31, 2014)	$78.99	$24.13
Third quarter (ended September 30, 2014)	$92.92	$76.28
Second quarter (ended June 30, 2014)	$82.35	$68.46
First quarter (ended March 31, 2014)	$72.32	$54.93
Fiscal Year Ended December 31, 2013
Fourth quarter (ended December 31, 2013)	$70.57	$56.40
Third quarter (ended September 30, 2013)	$60.65	$46.13
Second quarter (ended June 30, 2013)	$50.96	$42.44
First quarter (ended March 31, 2013)	$52.02	$43.60

On February 13, 2015, there were 809 holders of record of our common stock.

We have not paid any dividends on our common stock since we were incorporated in July 2003, and we do not anticipate paying any such dividends on our common stock in the foreseeable future.  We currently intend to retain future earnings, if any, to finance the expansion of our business.  Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our financial position, cash flows, results of operations, capital requirements and investment opportunities.  Except for limited exceptions, our credit agreement restricts our ability to make any dividends or distributions on our common stock.  Additionally, the indentures governing our senior and senior subordinated notes (including Kodiak’s senior notes) contain restrictive covenants that may limit our ability to pay cash dividends on our common stock.

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

The following graph compares on a cumulative basis changes since December 31, 2009 in (a) the total stockholder return on our common stock with (b) the total return on the Standard & Poor’s Composite 500 Index and (c) the total return on the Dow Jones U.S. Oil Companies, Secondary Index.  Such changes have been measured by dividing (a) the sum of (i) the amount of dividends for the measurement period, assuming dividend reinvestment, and (ii) the difference between the price per share at the end of and the beginning of the measurement period, by (b) the price per share at the beginning of the measurement period.  The graph assumes $100 was invested on December 31, 2009 in our common stock, the Standard & Poor’s Composite 500 Index and the Dow Jones U.S. Oil Companies, Secondary Index.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Whiting Petroleum Corporation	$100	$164	$131	$121	$173	$92
Standard & Poor’s Composite 500 Index	100	113	113	128	166	185
Dow Jones U.S. Exploration & Production Index	100	116	110	115	150	132

Item 6.        Selected Financial Data

The consolidated statements of income and statements of cash flows information for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet information at December 31, 2014 and 2013 are derived from our audited financial statements included elsewhere in this report.  The consolidated statements of income and statements of cash flows information for the years ended December 31, 2011 and 2010 and the consolidated balance sheet information at December 31, 2012, 2011 and 2010 are derived from audited financial statements that are not included in this report.  Our historical results include the results from our recent proved property acquisitions beginning on the following closing dates: properties related to the Kodiak Acquisition, December 8, 2014; properties in North Dakota and Montana, September 20, 2013; and properties in Colorado, September 9, 2010.  In addition, our historical results also include the effects of our recent proved property divestitures beginning on the following closing dates: properties in the Postle field, July 15, 2013; and properties in Texas, October 31, 2013.

	Year Ended December 31,
	2014	2013	2012	2011	2010

	(in millions, except per share data)
Consolidated Statements of Income Information:
Revenues and other income:
Oil, NGL and natural gas sales	$3,024.6	$2,666.5	$2,137.7	$1,860.1	$1,475.3
Gain (loss) on hedging activities	-	(1.9)	2.3	8.8	23.2
Amortization of deferred gain on sale	30.5	31.7	29.5	13.9	15.6
Gain on sale of properties	27.6	128.6	3.4	16.3	1.4
Interest income and other	2.3	3.4	0.5	0.5	0.6
Total revenues and other income	3,085.0	2,828.3	2,173.4	1,899.6	1,516.1
Costs and expenses:
Lease operating	496.9	430.2	376.4	305.5	268.3
Production taxes	253.0	225.4	171.6	139.2	103.9
Depreciation, depletion and amortization	1,089.5	891.5	684.7	468.2	393.9
Exploration and impairment (1)	854.4	453.2	167.0	84.6	59.4
General and administrative	177.2	138.0	108.6	85.0	64.7
Interest expense	170.6	112.9	75.2	62.5	59.1
Loss on early extinguishment of debt	-	4.4	-	-	6.2
Change in Production Participation Plan liability	-	(7.0)	13.8	(0.9)	12.1
Commodity derivative (gain) loss, net	(100.5)	7.8	(85.9)	(24.8)	7.1
Total costs and expenses	2,941.1	2,256.4	1,511.4	1,119.3	974.7
Income before income taxes	143.9	571.9	662.0	780.3	541.4
Income tax expense	79.2	205.9	247.9	288.7	204.8
Net income	64.7	366.0	414.1	491.6	336.7
Net loss attributable to noncontrolling interest	0.1	0.1	0.1	0.1	-
Net income available to shareholders	64.8	366.1	414.2	491.7	336.7
Preferred stock dividends (2)	-	(0.5)	(1.1)	(1.1)	(64.0)
Net income available to common shareholders	$64.8	$365.5	$413.1	$490.6	$272.7
Earnings per common share, basic (3)	$0.53	$3.09	$3.51	$4.18	$2.57
Earnings per common share, diluted (3)	$0.53	$3.06	$3.48	$4.14	$2.55
Other Financial Information:
Net cash provided by operating activities	$1,815.3	$1,744.7	$1,401.2	$1,192.1	$997.3
Net cash used in investing activities	$(2,860.5)	$(1,902.5)	$(1,780.3)	$(1,760.0)	$(914.6)
Net cash provided by (used in) financing activities	$423.9	$812.4	$408.1	$564.8	$(75.7)
Capital expenditures	$2,888.4	$2,772.7	$2,171.5	$1,804.3	$923.8
Consolidated Balance Sheet Information:
Total assets	$14,019.5	$8,833.5	$7,272.4	$6,045.6	$4,648.8
Long-term debt	$5,628.8	$2,653.8	$1,800.0	$1,380.0	$800.0
Total equity (4)	$5,703.0	$3,836.7	$3,453.2	$3,029.1	$2,531.3

_____________________

(1)

Includes proved oil and gas property impairments of $587 million and CO2 property impairments of $42 million for the year ended December 31, 2014, and proved oil and gas property impairments of $267 million for the year ended December 31, 2013.

(2)	The year ended December 31, 2010 includes a cash premium of $47.5 million for the induced conversion of our 6.25% Perpetual Preferred Stock.
(3)

On January 26, 2011, our Board of Directors approved a two-for-one split of the Company's shares of common stock to be effected in the form of a stock dividend effective February 22, 2011.  Earnings per common share, basic and diluted for periods prior to February 2011 have been retroactively adjusted to reflect the stock split.

(4)	No cash dividends were declared or paid on our common stock during the periods presented.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the terms “Whiting,” “we,” “us,” “our” or “ours” when used in this Item refer to Whiting Petroleum Corporation, together with its consolidated subsidiaries, Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), Whiting US Holding Company, Whiting Canadian Holding Company ULC (formerly Kodiak Oil & Gas Corp., “Kodiak”), Whiting Resources Corporation (formerly Kodiak Oil & Gas (USA) Inc.) and Whiting Programs, Inc.  When the context requires, we refer to these entities separately.  This document contains forward-looking statements, which give our current expectations or forecasts of future events.  Please refer to “Forward-Looking Statements” at the end of this Item for an explanation of these types of statements.

Overview

We are an independent oil and gas company engaged in exploration, development, acquisition and production activities primarily in the Rocky Mountains and Permian Basin regions of the United States.  Since 2006, we have increased our focus on organic drilling activity and on the development of previously acquired properties, specifically on projects that we believe provide the opportunity for repeatable successes and production growth, while continuing to selectively pursue acquisitions that complement our existing core properties, such as the recent acquisition of Kodiak (the “Kodiak Acquisition”) discussed below under “Acquisitions and Divestiture Highlights”.  We believe the combination of acquisitions, subsequent development and organic drilling provides us with a broad set of growth alternatives and allows us to direct our capital resources to what we consider to be the most advantageous investments.    We also believe that our significant drilling inventory, combined with our operating experience and cost structure, provides us with meaningful organic growth opportunities.  Our growth plan is centered on the following activities:

•	pursuing the development of projects that we believe will generate attractive rates of return;
•	allocating a portion of our exploration and development budget to leasing and exploring prospect areas;
•	maintaining a balanced portfolio of lower risk, long-lived oil and gas properties that provide stable cash flows; and
•	seeking property acquisitions that complement our core areas, such as the recent Kodiak Acquisition discussed below under “Acquisition and Divestiture Highlights”.

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

Our revenue, profitability and future growth rate depend on many factors which are beyond our control, such as economic, political and regulatory developments and competition from other sources of energy, as well as the other items discussed in “Risk Factors” in Item IA of this Annual Report on Form 10-K.  Oil and gas prices historically have been volatile and may fluctuate widely in the future.    The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas prices since the first quarter of 2013:

	2013				2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude oil	$94.34	$94.23	$105.82	$97.50	$98.62	$102.98	$97.21	$73.12
Natural gas	$3.34	$4.10	$3.58	$3.60	$4.93	$4.68	$4.07	$4.04

Oil prices have fallen significantly since reaching highs of over $105.00 per Bbl in June 2014, dropping below $45.00 per Bbl in January 2015.  Natural gas prices have also declined from over $4.80 per Mcf in April 2014 to below $2.60 per Mcf in February 2015.  In addition, forecasted prices for both oil and gas for 2015 have also declined.  Lower oil, NGL and natural gas prices may not only decrease our revenues, but may also reduce the amount of oil and natural gas that we can produce economically and therefore potentially lower our oil and gas reserves.  A substantial or extended decline in oil, NGL or natural gas prices may result in impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to finance planned capital expenditures.  Lower oil, NGL and natural gas prices may also reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders and which is based on the collateral value of our proved reserves that have been mortgaged to the lenders.  Upon a redetermination, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under our credit agreement.  In addition, higher oil and natural gas prices may result in significant mark-to-market losses being incurred on our commodity-based derivatives, which may in turn cause us to experience net losses.

For a discussion of material changes to our proved, probable and possible reserves from December 31, 2013 to December 31, 2014 and our ability to convert PUDs to proved developed reserves, probable reserves to proved reserves, and possible reserves to probable or proved reserves, see “Reserves” in Item 2 of this Annual Report on Form 10-K.  Additionally, for a discussion relating to the minimum remaining terms of our leases, see “Acreage” in Item 2 of this Annual Report on Form 10-K, and for a discussion on our need to use enhanced recovery techniques, see “Productive Wells” in Item 2 of this Annual Report on Form 10-K.

2014 Highlights and Future Considerations

Operational Highlights.

Sanish and Parshall Fields.  Our Sanish and Parshall fields in Mountrail County, North Dakota target the Bakken and Three Forks formations.  Net production in the Sanish and Parshall fields averaged 45.0 MBOE/d for the fourth quarter of 2014, representing a 2%  decrease from 46.1 MBOE/d in the third quarter of 2014.  As of December 31, 2014,  we had three drilling rigs active in the Sanish field.  Based on the success of our high density pilot programs in the Sanish field, we commenced a development program drilling nine Bakken wells per spacing unit in the area, an increase over our original plan of three to four wells per spacing unit.  Additionally, we have implemented a new slickwater fracture stimulation method using cemented liners at the Sanish field and are encouraged by the initial results.

Lewis & Clark/Pronghorn Fields.  Our Lewis & Clark/Pronghorn fields are located primarily in the Stark and Billings counties of North Dakota and run along the Bakken shale pinch-out in the southern Williston Basin.  In this area, the Upper Bakken shale is thermally mature and moderately over-pressured, and we believe that it has charged reservoir zones within the immediately underlying Pronghorn Sand and Three Forks formations (Middle Bakken and Lower Bakken Shale is absent).  Net production in the Lewis & Clark/Pronghorn fields averaged 16.4 MBOE/d in the fourth quarter of 2014, representing a 2%  decrease from 16.7 MBOE/d in the third quarter of 2014.  As of December 31, 2014,  we had one drilling rig operating in the Pronghorn field,  which utilizes drilling pads,  with two or three wells being drilled from each pad.    We have implemented our new completion design in this field utilizing cemented liners and plug-and-perf technology based on our successful testing of this completion technique in 2013.  Additionally, we are evaluating our slickwater fracture stimulation method at the Pronghorn field and are encouraged by the results.

At our gas processing plant located south of Belfield, North Dakota, which primarily processes production from the Pronghorn area, there is currently inlet compression in place to process 35 MMcf/d.  As of December 31, 2014 the plant was processing over 23 MMcf/d.  In May 2012, we sold a 50% ownership interest in the plant, gathering systems and related facilities.  We retained a 50% ownership interest and continue to operate the Belfield plant and facilities.

Hidden Bench/Tarpon Fields.  Our Hidden Bench and Tarpon fields in McKenzie County, North Dakota target the Bakken and Three Forks formations.  Net production at Hidden Bench/Tarpon averaged 22.6 MBOE/d in the fourth quarter of 2014,  which represents a 40% increase from 16.2 MBOE/d in the third quarter of 2014.  Contributing to this period over period production increase was net production added as a result of the Kodiak Acquisition totaling 10.7 MBOE/d from December 8, 2014, the closing date of the acquisition, through December 31, 2014.  As of December 31, 2014, we had four drilling rigs active in the Hidden Bench field.  We have also implemented our new completion design at our Hidden Bench/Tarpon fields, utilizing cemented liners and plug-and-perf technology incorporating three to five perforation clusters per fracture stage.  This new design has generated positive results, demonstrated by average increases of 20% in initial production rates, as well as 30, 60 and 90-day production rates, from wells recently drilled in these fields.  At our Tarpon field we have also implemented a completion technique using cemented liners and coiled tubing, and at our Hidden Bench field, based on the success of our high density drilling pilot in this area, we initiated a development program of drilling eight wells per spacing unit, an increase over our original plan of four wells per spacing unit.

Cassandra Field.  Our Cassandra field in Williams County, North Dakota targets the Bakken and Three Forks formations.  As of December 31, 2014, we had one drilling rig active in the Cassandra field.    In 2014, we improved our completion design in this area utilizing cemented liners and plug-and-perf technology with increased proppant volumes resulting in significant improvements in performance.

Missouri Breaks Field.  Our Missouri Breaks field,  which is located in Richland County, Montana and McKenzie County, North Dakota, targets the Middle Bakken formation.  We have drilled successful wells on the western, eastern and southern portions of our acreage in this area.  In the fourth quarter of 2014, net production from the Missouri Breaks field averaged 6.6 MBOE/d, representing an 8% increase from 6.1 MBOE/d in the third quarter of 2014.  As of December 31, 2014, we had three drilling rigs active in the Missouri Breaks field.    We have implemented a new completion design at this field, utilizing cemented liners, plug-and-perf technology and higher sand volumes, and this new design has significantly improved initial production rates.  In addition, we continue to evaluate the slickwater fracture stimulation method used in this area and are encouraged by the initial results.

Redtail Field.  Our Redtail field in the Denver Julesberg Basin (“DJ Basin”) in Weld County, Colorado targets the Niobrara formation.  In the fourth quarter of 2014, net production from the Redtail field averaged 10.2 MBOE/d, representing an 18% increase from 8.6 MBOE/d in the third quarter of 2014.  Our development plan at Redtail currently includes drilling up to eight Niobrara “B” wells per spacing unit and eight Niobrara “A” wells per spacing unit.  We are currently completing wells drilled from the Horsetail 30F pad in this area to test a high-density pattern in the Niobrara “A”, “B” and “C” zones, with 32 wells per spacing unit.  As of December 31, 2014, we had four drilling rigs operating in this area.  We have implemented our updated completion design at this field, utilizing cemented liners, plug-and-perf technology and higher sand volumes, which has been yielding improved production results.

In April 2014, we brought online the Redtail gas plant to process the associated gas produced from our wells in this area.  The plant’s current inlet capacity is 20 MMcf/d, and we plan to further expand the plant’s capacity to 70 MMcf/d in the second quarter of 2015.

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

North Ward Estes has been responding positively to the water and CO2 floods that we initiated in May 2007.  We are currently injecting CO2 into one of the largest phases of our eight-phase project at North Ward Estes, and all phases of the project subject to CO2 flood procedures continue to respond positively.  Net production from North Ward Estes averaged 9.7 MBOE/d for the fourth quarter of 2014, which represents a 2% increase from 9.5 MBOE/d in the third quarter of 2014.  As of December 31, 2014, we were injecting approximately 410 MMcf/d of CO2 into the field, over half of which is recycled.

Whiting USA Trust I.  On January 28, 2015, the net profits interest that Whiting conveyed to Whiting USA Trust I (“Trust I”) terminated as a result of 9.11 MMBOE (which amount is equivalent to 8.20 MMBOE attributable to the net profits interest) having been produced and sold from the underlying properties.  Upon termination, the net profits interest in the underlying properties reverted back to Whiting, resulting in an increase in our production volumes of approximately 2.3 MBOE/d as of the termination of the net profits interest.

Financing Highlights.    In August 2014, we entered into a Sixth Amended and Restated Credit Agreement with a syndicate of banks which replaced Whiting Oil and Gas’ existing credit agreement effective December 8, 2014, the closing date of the Kodiak Acquisition.  This amended credit agreement increased the borrowing base under Whiting Oil and Gas’ credit facility to $4.5 billion, with aggregate commitments of $3.5 billion.  Subsequently in December 2014, the lenders under the credit agreement increased their aggregate commitments under this amended agreement from $3.5 billion to $4.5 billion, of which $3.5 billion relates to commitments to extend revolving credit and $1.0 billion relates to a senior secured delayed draw term loan facility (“Delayed Draw Facility”).    The Delayed Draw Facility may be used to provide cash consideration for any repurchase or redemption of Kodiak’s outstanding senior notes in connection with the Kodiak Acquisition, to pay transaction costs and for other corporate purposes.  A portion of the revolving credit facility, in an aggregate amount not to exceed $100 million, may be used to issue letters of credit for the account of Whiting Oil and Gas and other designated subsidiaries of Whiting Petroleum Corporation.  Under the amended credit agreement, the revolving credit facility will mature on December 8, 2019, and the Delayed Draw Facility will mature on December 31, 2015.

In conjunction with the Kodiak Acquisition in December 2014, we assumed Kodiak’s outstanding principal amount of $800 million of 8.125% Senior Notes due December 2019, $350 million of 5.5% Senior Notes due January 2021 and $400 million of 5.5% Senior Notes due February 2022 (the “Kodiak Notes”).  On January 7, 2015, as required under the terms of the indentures governing the Kodiak Notes (the “Kodiak Indentures”) upon a change in control of Kodiak, we offered to repurchase at 101% of par all $1,550 million principal amount of Kodiak Notes outstanding.  The repurchase offer expires on March 3, 2015.  We expect to fund any payments due as a result of such repurchase offer with borrowings under our revolving credit facility, which would reduce availability under such facility.

2015 Exploration and Development Budget.    Our current 2015 exploration and development (“E&D”) budget is $2.0 billion, which we expect to fund substantially with net cash provided by our operating activities, cash on hand, borrowings under our credit facility, or through the issuance of additional debt or equity securities.  This represents a substantial decrease from the $3.2 billion incurred on E&D (which amount also includes acreage expenditures) during 2014.  This reduced capital budget is in response to the significantly lower crude oil prices experienced during the fourth quarter of 2014 and continuing into 2015.  We expect to allocate $1.8 billion of our 2015 budget to exploration and development activity (of which, $82 million is related to CO2 development projects),  $59 million for undeveloped acreage and $123 million for facilities.  To the extent net cash provided by operating activities is higher or lower than currently anticipated, we would adjust our E&D budget accordingly or adjust borrowings outstanding under our credit facility as necessary.  Our 2015 E&D budget currently is allocated among our major development areas as indicated in the table below.  Of our existing potential projects, we believe these present the opportunity for the highest return and most efficient use of our capital expenditures.

2015 Exploration and
Development Budget
Development Area	(in millions)
Northern Rockies	$960.5
Central Rockies	386.4
Non-operated	132.9
CO2 EOR project (1)	82.2
Well work and other	194.7
Exploration (2)	61.1
Facilities	123.2
Undeveloped acreage	59.0
Total	$2,000.0

_____________________

(1)	2015 planned capital expenditures at our CO2 EOR project include $80 million for North Ward Estes CO2 purchases.
(2)	Comprised primarily of exploration salaries, seismic activities, lease delay rentals and exploratory drilling.

Acquisition and Divestiture Highlights.

Kodiak Acquisition.  On December 8, 2014, we completed the Kodiak Acquisition whereby we acquired all of the outstanding common stock of Kodiak.  Pursuant to the terms of the Kodiak Acquisition agreement, Kodiak shareholders received 0.177 of a share of Whiting common stock in exchange for each share of Kodiak common stock they owned.  Total consideration for the Kodiak Acquisition was $1.8 billion, consisting of the 47,546,139 Whiting common shares issued at the market price of $37.25 per share on the date of issuance plus the fair value of Kodiak’s outstanding equity awards assumed by Whiting.  The aggregate purchase price of the transaction was $4.3 billion, which includes the assumption of Kodiak’s outstanding debt of $2.5 billion as of December 8, 2014 and the net cash acquired of $19 million.

As a result of the Kodiak Acquisition, Whiting acquired approximately 327,000 gross (178,000 net) acres located primarily in North Dakota including interests in 778 producing oil and gas wells and undeveloped acreage.  Approximately 10,000 of the net acres acquired were located in Wyoming and Colorado.  The producing properties had estimated proved reserves of 191.8 MMBOE as of the acquisition date, 86% of which are crude oil and NGLs.

The acquisition significantly expanded our presence in the Williston Basin, adding undeveloped acreage, oil and natural gas reserves and production that were complementary to our existing asset base and operations in this area.  As a result of this acquisition, we became the largest Bakken/Three Forks producer in the Williston Basin as of the acquisition date.

Big Tex Divestiture.  In March 2014, we completed the sale of approximately 49,900 gross (41,000 net) acres in our Big Tex prospect, which consisted mainly of undeveloped acreage as well as our interests in certain producing oil and gas wells, located in the Delaware Basin of Texas for a cash purchase price of $76 million resulting in a pre-tax gain on sale of $12 million.  With this divestiture, we no longer own any interests in the Big Tex prospect.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

	Year Ended
	December 31,
	2014	2013	2012
Net production:
Oil (MMBbl)	33.5	27.0	23.1
NGLs (MMBbl)	3.3	2.8	2.8
Natural gas (Bcf)	30.2	26.9	25.8
Total production (MMBOE)	41.8	34.3	30.2
Net sales (in millions):
Oil (1)	$2,729.0	$2,443.7	$1,940.5
NGLs	128.6	114.0	108.9
Natural gas	167.0	108.8	88.3
Total oil, NGL and natural gas sales	$3,024.6	$2,666.5	$2,137.7
Average sales prices:
Oil (per Bbl) (1)	$81.50	$90.39	$83.86
Effect of oil hedges on average price (per Bbl)	1.29	(1.13)	(1.25)
Oil net of hedging (per Bbl)	$82.79	$89.26	$82.61
Weighted average NYMEX price (per Bbl) (2)	$91.55	$98.02	$94.03
NGLs (per Bbl)	$39.17	$40.41	$39.36
Natural gas (per Mcf) (1)	$5.53	$4.04	$3.42
Effect of natural gas hedges on average price (per Mcf)	-	-	0.06
Natural gas net of hedging (per Mcf)	$5.53	$4.04	$3.48
Weighted average NYMEX price (per Mcf) (2)	$4.40	$3.66	$2.79
Costs and expenses (per BOE):
Lease operating expenses	$11.89	$12.53	$12.46
Production taxes	$6.05	$6.56	$5.68
Depreciation, depletion and amortization	$26.06	$25.96	$22.67
General and administrative	$4.24	$4.02	$3.59

_____________________

(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue increased $358 million to $3,025 million when comparing 2014 to 2013.   Sales revenue is a function of oil, NGL and gas volumes sold and average commodity prices realized.  Our oil sales volumes increased 24%, our NGL sales volumes increased 16%  and our natural gas sales volumes increased 12% between periods.  The oil volume increase resulted primarily from drilling success at our Hidden Bench/Tarpon, Sanish and Parshall,  Redtail, Missouri Breaks and Lewis & Clark/Pronghorn fields.  During 2014, oil production from our Hidden Bench/Tarpon fields increased 2,355 MBbl, Sanish and Parshall fields increased 1,830 MBbl, Redtail field increased 1,450 MBbl, Missouri Breaks field increased 795 MBbl, and our Lewis & Clark/Pronghorn fields increased 450 MBbl over the same period in 2013.  In addition to the production increases from drilling were 850 MBbl of oil production added across several of our Northern Rockies areas as a result of the Kodiak Acquisition, which closed on December 8, 2014.  These production increases were partially offset by the sale of our Postle field, which had oil production of 1,270 MBbl in 2013 but which was fully divested in July 2013, as well as normal field production decline across several of our areas.  Our NGLs are generally produced concurrently with our crude oil volumes, resulting in a high correlation between fluctuations in our oil quantities sold and our NGL quantities sold.  As a result, our NGL sales volume increases generally related to the same areas as our oil volume increases, such as our Hidden Bench/Tarpon fields, our Redtail field, our Lewis & Clark/Pronghorn fields and our Sanish and Parshall fields.    The gas volume increase between periods was primarily the result of new wells drilled and completed during the past twelve months, which caused increases in associated gas production of 1,750 MMcf at our Sanish and Parshall fields, 1,530 MMcf at our Hidden Bench/Tarpon fields and 1,455 MMcf at our Redtail field.  In addition, 615 MMcf of gas production was added as a result of the Kodiak Acquisition.  These gas volume increases were partially offset by normal field production decline across several of our areas, the most notable of which was our Flat Rock field where production volumes decreased 740 MMcf when comparing 2014 to 2013.

In addition to the above crude oil, NGL and natural gas production-related increases in net revenue was an increase in the average sales price realized for natural gas of 37% in 2014 compared to 2013.  These increases were partially offset by decreases in the average sales prices realized for oil and NGLs.  Our average price for oil before the effects of hedging decreased 10%, and our average sales price for NGLs decreased 3% between periods.

Gain on Sale of Properties.  During 2014,  we sold undeveloped acreage as well as our interests in certain producing oil and gas wells in the Big Tex prospect for net proceeds of $76 million in cash, which resulted in a pre-tax gain on sale of $12 million.  Also during 2014, we sold certain non-core properties in the Rocky Mountains region for aggregate sales proceeds of $33 million, resulting in a pre-tax gain on sale of $17 million.  In July 2013, we sold our interest in the Postle Properties for net proceeds of $810 million, which resulted in a pre-tax gain on sale of $110 million.  Additionally during 2013, we sold our interest in certain producing oil and gas wells and undeveloped acreage in the Big Tex prospect for net proceeds of $152 million, which resulted in a pre-tax gain on sale of $13 million for the year ended December 31, 2013.  There were no other property divestitures resulting in a significant gain or loss on sale during 2014 or 2013.

Lease Operating Expenses.   Our lease operating expenses (“LOE”) during 2014 were $497 million, a $67 million increase over 2013.   Higher LOE in 2014 were primarily related to a $92 million increase in the cost of oil field goods and services associated with net wells we added during the last twelve months,  partially offset by a decrease in well workover activity.  Workovers decreased from  $82 million in 2013 to $57 million in 2014, primarily due to a lower number of well workovers being conducted at our CO2 project at North Ward Estes.

Our lease operating expenses on a BOE basis, however, decreased when comparing 2014 to 2013.  LOE per BOE amounted to $11.89 during 2014, which represents a decrease of $0.64 per BOE from 2013.  This decrease was mainly due to higher overall production volumes between periods combined with the decline in well workover costs, as discussed above.

Production Taxes.   Our production taxes during 2014 were $253 million, a $28 million increase over the same period in 2013, which increase was primarily due to higher oil, NGL and natural gas sales between periods.  Our production taxes, however, are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis was 8.4% and 8.5% for 2014 and 2013, respectively.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization (“DD&A”) expense increased $198 million in 2014 as compared to 2013.  The components of our DD&A expense were as follows (in thousands):

	Year Ended
	December 31,
	2014	2013
Depletion	$1,070,503	$876,208
Depreciation	5,494	4,700
Accretion of asset retirement obligations	13,548	10,608
Total	$1,089,545	$891,516

DD&A in 2014 increased over 2013 primarily due to $194 million in higher depletion expense between periods.  Of this increase,  $191 million related to an increase in our overall production volumes during 2014 and $3 million related to a higher depletion rate between periods.  On a BOE basis, our overall DD&A rate of $26.06 for 2014 represented a slight increase over the 2013 rate of $25.96 due to $2.8 billion in drilling and development expenditures during the past twelve months, which were largely offset by additions to proved and proved developed reserves over this same time period.

Exploration and Impairment Costs.   Our exploration and impairment costs increased $401 million in 2014 as compared to 2013.   The components of our exploration and impairment costs were as follows (in thousands):

	Year Ended
	December 31,
	2014	2013
Exploration	$86,803	$94,755
Impairment	767,627	358,455
Total	$854,430	$453,210

Exploration costs decreased $8 million during 2014 as compared to 2013 primarily due to decreases in geological and geophysical (“G&G”) activity, lower delay lease rentals paid and lower exploratory dry hole costs, partially offset by rig termination fees of $3 million incurred during 2014.  G&G costs, such as seismic studies, amounted to $23 million during 2014 as compared to $30 million during 2013.  Delay lease rentals decreased $6 million between periods.  Exploratory dry hole costs for 2014 totaled $26 million, primarily related to five exploratory dry holes drilled on our oil and gas properties in 2014, including three in Michigan and two in the Rocky Mountains region, as well as six exploratory dry holes at our CO2 development project in New Mexico.  During 2013,  on the other hand, we drilled eight exploratory dry holes in the Rocky Mountains and Permian Basin regions totaling $29 million.

Impairment expense in 2014 primarily related to (i) $587 million in non-cash impairment charges for the partial write-down of non-core proved oil and gas properties, which are not currently being developed, in Colorado, Louisiana, North Dakota and Utah related to the decrease in oil and gas prices at December 31, 2014, (ii) $70 million of amortization of leasehold costs associated with individually insignificant unproved properties, (iii) $66 million in impairment write-downs of undeveloped leases that had reached their expiration dates but that had no wells drilled on them or in areas where we have no further plans to drill or otherwise develop the acreage,  (including $21 million in impairment write-downs of undeveloped CO2 acreage), and (iv) $42 million of impairment write-downs on our CO2 development properties whose net book values exceeded their undiscounted future net cash flows.    Impairment expense in 2013 primarily related to (i) $267 million in non-cash impairment charges for the partial write-down of proved properties, primarily attributable to gas reserves in the Rocky Mountains region and in Michigan, whose net book values exceeded their undiscounted future net cash flows, (ii) $71 million of amortization of leasehold costs associated with individually insignificant unproved properties, and (iii) $19 million of impairment write-downs of undeveloped acreage costs for leases that had reached their expiration dates but where no wells had been drilled on such acreage.

General and Administrative Expenses.  We report general and administrative expenses net of third-party reimbursements and internal allocations.  The components of our general and administrative expenses were as follows (in thousands):

	Year Ended
	December 31,
	2014	2013
General and administrative expenses	$300,814	$251,593
Reimbursements and allocations	(123,603)	(113,599)
General and administrative expenses, net	$177,211	$137,994

General and administrative expense before reimbursements and allocations increased $49 million during 2014 as compared to 2013 primarily due to transaction-related costs totaling $53 million incurred in 2014 for the Kodiak Acquisition discussed under “Acquisition and Divestiture Highlights” above, as well as higher employee compensation between periods.    Employee compensation increased $31 million in 2014 as compared to 2013 due to personnel hired during the past twelve months, as well as general pay increases.

These increases were offset by a decrease in accrued distributions under our Production Participation Plan (the “Plan”) between periods.  General and administrative expense for 2014 and 2013 includes $24 million and $66 million, respectively, for accrued Plan compensation.  On June 11, 2014, the Plan was terminated effective December 31, 2013.  Accordingly, there will be no compensation expense incurred under the Plan going forward.  Refer to the Deferred Compensation footnote in the notes to consolidated financial statements for more information.  Beginning January 1, 2015, we have implemented a new cash bonus structure for our employees to replace the terminated Plan.

The increase in reimbursements and allocations for 2014 was primarily caused by higher salary costs and a greater number of field workers on Whiting-operated properties.  Our general and administrative expenses as a percentage of oil, NGL and natural gas sales increased from 5% in 2013 to 6% for 2014, as a result of the increases in general and administrative costs between periods discussed above.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Year Ended
	December 31,
	2014	2013
Senior Notes and Senior Subordinated Notes	$153,260	$73,983
Credit agreement	9,419	27,978
Amortization of debt issue costs and premium	11,984	12,405
Other	63	85
Capitalized interest	(4,084)	(1,515)
Total	$170,642	$112,936

The increase in interest expense of $58 million between periods was mainly attributable to $79 million in higher interest costs incurred on our notes during 2014.  This increase is due to our September 2013 issuance of $1.1 billion of 5% Senior Notes due 2019 and $1.2 billion of 5.75% Senior Notes due 2021, as well as interest costs incurred on the $1.6 billion of senior notes we assumed on December 8, 2014 as part of the Kodiak Acquisition.  This increase was partially offset by a $19 million decrease in the amount of interest incurred on our credit agreement during 2014 as compared to 2013 due to lower borrowings outstanding during 2014.

Our weighted average debt outstanding during 2014 was $2.9 billion versus $2.3 billion for 2013.  Our weighted average effective cash interest rate was 5.5% during 2014 compared to 4.5% during 2013.

Commodity Derivative (Gain) Loss, Net.    All of our commodity derivative contracts as well as our embedded derivatives are marked-to-market each quarter with fair value gains and losses recognized immediately in earnings, as commodity derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment from the counterparty.  Commodity derivative (gain) loss, net amounted to a gain of $101 million for 2014 mainly due to the recognition of a $54 million asset related to two fixed-differential derivative contracts that failed the “normal purchase normal sale” exclusion during the fourth quarter of 2014, as well as the significant downward shift in the futures curve of forecasted commodity prices (“forward price curve”) for crude oil from January 1, 2014 (or the 2014 date on which new contracts were entered into) to December 31, 2014.  Commodity derivative (gain) loss, net for 2013, however, resulted in a loss of $8 million due to the less significant upward shift in the same forward price curve from January 1, 2013 (or the 2013 date on which prior year contracts were entered into) to December 31, 2013.

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for a list of our outstanding derivatives as of February 13, 2015.

Income Tax Expense.  Income tax expense totaled $79 million for 2014 as compared to $206 million of income tax for 2013, a decrease of $127 million that was mainly related to $428 million in lower pre-tax income between periods.

Our effective tax rates for 2014 and 2013 differ from the U.S. statutory income tax rate primarily due to the effects of state income taxes and permanent taxable differences.  Our overall effective tax rate increased from 36.0% in 2013 to 55.0%  for 2014.    This increase is mainly the result of expanded activity in states with higher corporate tax rates, merger costs related to the Kodiak Acquisition that are not deductible and reduced state tax credits.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue increased $529 million to $2,667 million when comparing 2013 to 2012.  Sales revenue is a function of oil, NGL and gas volumes sold and average commodity prices realized.  Our oil sales volumes increased 17%, and our natural gas sales volumes increased 4% between periods, while our NGL sales volumes remained consistent between periods.  The oil volume increase resulted primarily from drilling success at our Hidden Bench/Tarpon, Sanish and Parshall, Missouri Breaks, Lewis & Clark/Pronghorn and Redtail fields.  During 2013, oil production from our Hidden Bench/Tarpon fields increased 1,770 MBbl, Sanish and Parshall fields increased 1,100 MBbl, Missouri Breaks field increased 765 MBbl, Lewis & Clark/Pronghorn fields increased 765 MBbl, and our Redtail field increased 610 MBbl over the same period in 2012.  These production increases were partially offset by the sale of the Postle Properties in July 2013 and the Whiting USA Trust II (“Trust II”) divestiture in March 2012, which divestitures negatively impacted oil production in 2013 by 1,250 MBbl and 295 MBbl, respectively.  The gas volume increase between periods was primarily the result of new wells drilled and completed during 2013, which caused increases in associated gas production of 1,380 MMcf at our Hidden Bench/Tarpon fields, 1,330 MMcf at our Sanish and Parshall fields and 870 MMcf at our Lewis & Clark/Pronghorn fields.  These gas volume increases were largely offset by normal field production decline across several of our areas, the most notable of which was our Flat Rock field where production volumes decreased 1,080 MMcf when comparing 2013 to 2012.  In addition, the Trust II divestiture in March 2012 negatively impacted gas production in 2013 by 545 MMcf.

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

Gain on Sale of Properties.    During 2013, we sold our interest in the Postle Properties for net proceeds of $810 million, which resulted in a pre-tax gain on sale of $110 million.  Additionally during 2013, we sold our interest in certain producing oil and gas wells and undeveloped acreage in the Big Tex prospect for net proceeds of $152 million, which resulted in a pre-tax gain on sale of $13 million for the year ended December 31, 2013.    There were no other property divestitures resulting in a significant gain or loss on sale during 2013 or 2012.

Lease Operating Expenses.  Our LOE during 2013 were $430 million, a $54 million increase over the same period in 2012.  Higher LOE in 2013 were primarily related to a $45 million increase in the cost of oil field goods and services associated with net wells we added during the twelve months ended December 31, 2013, and a $9 million increase in costs at the North Ward Estes CO2 processing facility due to increased production from that field and higher volumes therefore processed through the plant.

Our lease operating expenses on a BOE basis only increased slightly during 2013.  LOE per BOE amounted to $12.53 during 2013, which was up from $12.46 per BOE during 2012.  This increase was mainly due to the higher costs of oil field goods and services and CO2 processing facility costs in 2013, as discussed above, partially offset by higher overall production volumes between periods.

Production Taxes.  Our production taxes during 2013 were $225 million, a $54 million increase over the same period in 2012, which increase was primarily due to higher oil, NGL and natural gas sales between periods.  Our production taxes, however, are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis was 8.5% and 8.0% for 2013 and 2012, respectively.

Depreciation, Depletion and Amortization.  Our DD&A expense increased $207 million in 2013 as compared to 2012.  The components of our DD&A expense were as follows (in thousands):

	Year Ended
	December 31,
	2013	2012
Depletion	$876,208	$673,789
Depreciation	4,700	3,672
Accretion of asset retirement obligations	10,608	7,263
Total	$891,516	$684,724

DD&A in 2013 increased over 2012 primarily due to $202 million in higher depletion expense between periods.  Of this increase, $105 million related to an increase in our overall production volumes during 2013 and $97 million related to a higher depletion rate between periods.  On a BOE basis, our overall DD&A rate of $25.96 for 2013 was 15% higher than the rate of $22.67 for 2012 due to $2.3 billion in drilling and development expenditures during the twelve months ended December 31, 2013, which were partially offset by additions to proved and proved developed reserves over this same time period.

Exploration and Impairment Costs.  Our exploration and impairment costs increased $286 million in 2013 as compared to 2012.  The components of our exploration and impairment costs were as follows (in thousands):

	Year Ended
	December 31,
	2013	2012
Exploration	$94,755	$59,117
Impairment	358,455	107,855
Total	$453,210	$166,972

Exploration costs increased $36 million during 2013 as compared to 2012 primarily due to an increase in G&G activity, higher exploratory dry hole costs, higher delay lease rentals paid and an increase in geology-related general and administrative expenses.  G&G costs, such as seismic studies, amounted to $30 million during 2013 as compared to $17 million during 2012.  Exploratory dry hole costs for 2013 totaled $29 million, primarily related to eight exploratory dry holes drilled in the Rocky Mountains and Permian Basin regions during 2013.  During 2012, on the other hand, we drilled five exploratory dry holes in the Rocky Mountains and Permian Basin regions and in Michigan totaling $18 million.  Delay lease rentals increased $7 million between periods, while geology-related general and administrative expenses increased $6 million.

Impairment expense in 2013 primarily related to (i) $267 million in non-cash impairment charges for the partial write-down of proved properties, primarily attributable to gas reserves in the Rocky Mountains region and in Michigan, whose net book values exceeded their undiscounted future cash flows, (ii) $71 million of amortization of leasehold costs associated with individually insignificant unproved properties and (iii) $19 million of impairment write-downs of undeveloped acreage costs for leases that had reached their expiration dates but where no wells had been drilled on such acreage.  Impairment expense in 2012 primarily related to (i) the amortization of leasehold costs associated with individually insignificant unproved properties of $54 million, (ii) $47 million of non-cash proved property impairment write-downs, mainly in the Rocky Mountains region and (iii) $6 million of impairment write-downs of undeveloped acreage costs.

General and Administrative Expenses.  We report general and administrative expenses net of third-party reimbursements and internal allocations.  The components of our general and administrative expenses were as follows (in thousands):

	Year Ended
	December 31,
	2013	2012
General and administrative expenses	$251,593	$199,943
Reimbursements and allocations	(113,599)	(91,370)
General and administrative expenses, net	$137,994	$108,573

General and administrative expense before reimbursements and allocations increased $52 million during 2013 as compared to 2012 primarily due to higher employee compensation and an increase in accrued Plan distributions.  However, our general and administrative expenses as a percentage of oil, NGL and natural gas sales remained consistent for 2013 and 2012 at about 5%.  Employee compensation increased $29 million in 2013 as compared to 2012 due to personnel hired during 2013, general pay increases and higher stock compensation between periods.  Accrued distributions under the Plan increased $22 million between periods.  This increase was primarily due to a one-time charge under the Plan of $22 million for the sale of the Postle Properties in the third quarter of 2013 and $9 million related to a higher level of Plan net revenues (which have been reduced by lease operating expenses and production taxes pursuant to the Plan formula), which increases were partially offset by higher accrued Plan distributions of $9 million during 2012 due to the Trust II net profits interest divestiture in 2012.

The increase in reimbursements and allocations for 2013 was primarily caused by higher salary costs and a greater number of field workers on Whiting-operated properties.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Year Ended
	December 31,
	2013	2012
Senior Notes and Senior Subordinated Notes	$73,983	$40,250
Credit agreement	27,978	28,043
Amortization of debt issue costs and premium	12,405	9,518
Other	85	148
Capitalized interest	(1,515)	(2,749)
Total	$112,936	$75,210

The increase in interest expense of $38 million between periods was mainly attributable to a $34 million increase in the amount of interest incurred on our notes during 2013 as compared to 2012 due to our September 2013 issuance of $1.1 billion of 5% Senior Notes due 2019 and $1.2 billion of 5.75% Senior Notes due 2021.  Our weighted average debt outstanding during 2013 was $2.3 billion versus $1.6 billion for 2012.  Our weighted average effective cash interest rate was 4.5% during 2013 compared to 4.3% during 2012.

Commodity Derivative (Gain) Loss, Net.    All of our commodity derivative contracts as well as our embedded derivatives are marked-to-market each quarter with fair value gains and losses recognized immediately in earnings, as commodity derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment from the counterparty.  Commodity derivative (gain) loss, net amounted to a loss of $8 million for 2013 mainly due to the upward shift in the forward price curve for crude oil from January 1, 2013 (or the 2013 date on which new contracts were entered into) to December 31, 2013.  Commodity derivative (gain) loss, net for 2012, however, resulted in a gain of $86 million due to a significant downward shift in the same forward price curve from January 1, 2012 (or the 2012 date on which prior year contracts were entered into) to December 31, 2012.

Income Tax Expense.  Income tax expense totaled $206 million for 2013 as compared to $248 million of income tax for 2012, a decrease of $42 million that was mainly related to $90 million in lower pre-tax income between periods, as well as $11 million in state tax credits realized during 2013.

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

Liquidity and Capital Resources

Overview.   At December 31, 2014, we had $78 million of cash on hand and $5.7 billion of equity, while at December 31, 2013, we had $699 million of cash on hand and $3.8 billion of equity.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility, which we partially mitigate through the use of commodity hedge contracts.  Oil accounted for 80%  and 79%  of our total production in 2014 and 2013, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in NGL or natural gas prices.  As of February 13, 2015, we had derivative contracts covering the sale of approximately 18%  of our forecasted 2015 oil production volumes.  For a list of all of our outstanding derivatives as of February 13, 2015, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Cash Flows from 2014 Compared to 2013.  During 2014, we generated $1.8 billion of cash provided by operating activities, an increase of $71 million from 2013.   Cash provided by operating activities increased primarily due to higher crude oil, NGL and natural gas production volumes and higher realized sales prices for natural gas, as well as lower exploration costs during 2014.  These positive factors were partially offset by lower realized sales prices for oil and NGLs, as well as increased lease operating expenses, production taxes, general and administrative expenses and cash interest expense in 2014 as compared to 2013.  Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on increases and decreases in certain expenses during 2014.

During 2014, cash flows from operating activities and cash on hand plus $475 million in net borrowings under our credit agreement and $108 million of proceeds from the sale of properties were used to finance $2.8 billion of drilling and development expenditures, $80 million for purchases of other property and equipment,  $46 million of oil and gas property acquisitions (net of cash acquired),  $26 million for the final payment under our Tax Sharing and Indemnification Agreement with Alliant Energy Corporation and $15 million of debt issuance costs.

Cash Flows from 2013 Compared to 2012.  During 2013, we generated $1.7 billion of cash provided by operating activities, an increase of $344 million from 2012.  Cash provided by operating activities increased primarily due to higher realized sales prices for oil, NGLs and natural gas and higher crude oil and natural gas production volumes during 2013.  These positive factors were partially offset by increased lease operating expenses, production taxes, exploration costs, general and administrative expenses and cash interest expense in 2013 as compared to 2012.  See “Results of Operations” for more information on the impact of prices and volumes on revenues and for more information on increases in certain expenses during 2013.  Cash flows from operating activities plus $2.3 billion of proceeds from the issuance of our Senior Notes and $969 million of proceeds from the sale of properties were used to finance $2.3 billion of drilling and development expenditures, $1.2 billion of net repayments under our credit agreement, $423 million of oil and gas property acquisitions, $254 million for the redemption of our 7% Senior Subordinated Notes due 2014, $43 million in investing derivative purchases (net of cash receipts for settlements), $45 million for purchases of other property and equipment and $30 million of debt issuance costs.

Exploration,  Development and Undeveloped Acreage Expenditures.  The following chart details our exploration, development and undeveloped acreage expenditures incurred by region (in thousands):

	Year Ended
	December 31,
	2014	2013	2012
Rocky Mountains (1)	$2,756,647	$2,172,462	$1,581,934
Permian Basin (2)	379,702	346,812	410,154
Other (3)	45,589	155,918	119,431
Total incurred	$3,181,938	$2,675,192	$2,111,519

_____________________

(1)	For the year ended December 31, 2012, proceeds from the sale of the Belfield gas plant of $66 million have been included as a reduction to expenditures in the Rocky Mountains region.
(2)

For the year ended December 31, 2014,  amount includes $76 million related to the acquisition of undeveloped acreage and the development of CO2 reserves and facilities at our Bravo Dome field in New Mexico.  For the year ended December 31, 2013 amount includes $21 million related to the acquisition of undeveloped acreage and related facilities at our Bravo Dome field in New Mexico.  For the year ended December 31, 2012, amount includes $11 million related to the acquisition of undeveloped acreage at our Bravo Dome field in New Mexico.

(3)	Other primarily includes oil and gas properties located in Louisiana, Michigan, Oklahoma and Texas.

We continually evaluate our capital needs and compare them to our capital resources.  Our current 2015 E&D budget is $2.0 billion, which we expect to fund substantially with net cash provided by our operating activities,  cash on hand, borrowings under our credit facility,  or through the issuance of additional debt or equity securities.  This represents a substantial decrease from the $3.2 billion incurred on exploration, development and acreage expenditures during 2014.  This reduced capital budget is in response to the significantly lower crude oil prices experienced during the fourth quarter of 2014 and continuing into 2015.  We expect to allocate $1.8 billion of our 2015 budget to exploration and development activity, $59 million for undeveloped acreage and $123 million for facilities.  Although we have only budgeted $59 million for undeveloped leasehold purchases in 2015, we will continue to selectively pursue property acquisitions that complement our existing core property base.  We believe that should additional attractive acquisition opportunities arise or exploration and development expenditures exceed $2.0 billion, we will be able to finance additional capital expenditures with cash on hand, cash flows from operating activities, borrowings under our credit agreement, issuances of additional debt or equity securities, agreements with industry partners or divestitures of certain oil and gas property interests.   Our level of exploration, development and acreage expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among other factors.  We believe that we have sufficient liquidity and capital resources to execute our business plans over the next 12 months and for the foreseeable future, including obligations arising as a result of the recent Kodiak Acquisition.    On December 8, 2014, under the terms of the Kodiak Acquisition agreement, we acquired all of the outstanding common stock of Kodiak, whereby Kodiak shareholders received 0.177 of a share of Whiting common stock in exchange for each share of Kodiak common stock they owned, and we assumed or repaid all of Kodiak’s outstanding debt as of that date.  With our expected cash flow streams, commodity price hedging strategies, current liquidity levels, access to debt and equity markets and flexibility to modify future capital expenditure programs, we expect to be able to fund all planned capital programs and debt repayments, comply with our debt covenants, and meet other obligations that may arise from our oil and gas operations.

Credit Agreement.  Whiting Oil and Gas, our wholly-owned subsidiary, has a credit agreement with a syndicate of banks that as of December 31, 2014 had a borrowing base of $4.5 billion, with aggregate commitments of $4.5 billion, of which $3.5 billion relates to commitments to extend revolving credit and $1.0 billion relates to a Delayed Draw Facility.  The Delayed Draw Facility may be used to provide cash consideration for any repurchase or redemption of Kodiak’s outstanding senior notes in connection with the Kodiak Acquisition, to pay transaction costs and for other corporate purposes.  As of December 31, 2014, we had $3.1 billion of available borrowing capacity, which was net of $1.4 billion in borrowings (which includes $925 million we borrowed to repay the debt outstanding under Kodiak’s credit facility after the completion of the Kodiak Acquisition) and $3 million in letters of credit outstanding.  The revolving credit facility will mature on December 8, 2019, and the Delayed Draw Facility will mature on December 31, 2015.

The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of our proved reserves that have been mortgaged to such lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  At the time of the last redetermination, the applicable oil and gas prices were $92.68 per Bbl and $3.88 per Mcf, whereas the quoted NYMEX prices for oil and gas on February 13, 2015 were $53.67 per Bbl and $2.81 per Mcf.  Because oil and gas prices are principal inputs into the valuation of our reserves,  if oil and gas prices remain at their current levels for a prolonged period or go lower, our borrowing base could be reduced at the next redetermination date or during future redeterminations.  However, we anticipate an increase in our proved reserves since the time of the last redetermination resulting from the Kodiak Acquisition as well as drilling results, which factors are expected to have a positive impact on our borrowing base and may offset any borrowing base reductions driven by a low price environment.  Upon a redetermination of our borrowing base, either on a periodic or special redetermination date, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of our debt outstanding under the credit agreement.

A portion of the revolving credit facility in an aggregate amount not to exceed $100 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of ours.  As of December 31, 2014,  $97 million was available for additional letters of credit under the agreement.

The credit agreement provides for interest only payments until the expiration date of the agreement, when all outstanding borrowings are due. Interest under the revolving credit facility accrues at our option at either (i) a base rate for a base rate loan plus the margin in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR rate plus 1.0% per annum, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus the margin in the table below.  Additionally, we also incur commitment fees as set forth in the table below on the unused portion of the aggregate commitments of the lenders under the revolving credit facility.

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

Interest under the Delayed Draw Facility accrues at our option at either (i) a base rate for a base rate loan plus (A) 1.00% per annum through March 8, 2015 and (B) 1.50% per annum from March 9, 2015 through the December 31, 2015 maturity date, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus (A) 2.00% per annum through March 8, 2015 and (B) 2.50% per annum from March 9, 2015 through the December 31, 2015 maturity date.  We also incur commitment fees of 0.25% on the unused portion of the aggregate commitments of the lenders under the Delayed Draw Facility.

The credit agreement contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of our lenders.  Except for limited exceptions, the credit agreement also restricts our ability to make any dividend payments or distributions on our common stock.  These restrictions apply to all of the net assets of Whiting Oil and Gas.    The credit agreement requires us, as of the last day of any quarter, (i) to not exceed a total debt to the last four quarters’ EBITDAX ratio (as defined in the credit agreement) of 4.0 to 1.0 and (ii) to have a consolidated current assets to consolidated current liabilities ratio (as defined in the credit agreement and which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0.  We were in compliance with our covenants under the credit agreement as of December 31, 2014.    However, a substantial or extended decline in oil, NGL or natural gas prices may adversely affect our ability to comply with these covenants in the future.

Under the terms of the credit agreement, at any time during which we have an investment-grade debt rating from Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group and we have elected, at our discretion, to effect an investment-grade rating period, (i) certain security requirements, including the borrowing base requirement, and restrictive covenants will cease to apply, (ii) certain other restrictive covenants will become less restrictive, (iii) an asset coverage covenant will be imposed, and (iv) the interest rate margin applicable to all revolving borrowings as well as the commitment fee with respect to the revolving facility will be based upon our debt rating rather than the ratio of outstanding borrowings to the borrowing base.

For further information on the loan security related to our credit agreement, refer to the Long-Term Debt footnote in the notes to consolidated financial statements.

Senior Notes and Senior Subordinated Notes.  In September 2013, we issued at par $1.1 billion of 5% Senior Notes due March 2019 (the “2019 Senior Notes”) and $800 million of 5.75% Senior Notes due March 2021, and also in September 2013, we issued at 101% of par an additional $400 million of 5.75% Senior Notes due March 2021 (collectively, the “2021 Senior Notes”).  In September 2010, we issued at par $350 million of 6.5% Senior Subordinated Notes due October 2018 (the “2018 Senior Subordinated Notes”).

Kodiak Senior Notes.  In conjunction with the Kodiak Acquisition, Whiting US Holding Company, our wholly-owned subsidiary, became a co-issuer of the Kodiak Notes.  Upon closing of the Kodiak Acquisition, the Kodiak Indentures were amended to (i) modify certain covenants and restrictions, (ii) to provide for unconditional and irrevocable guarantees by Whiting Petroleum Corporation and Whiting Oil and Gas Corporation of the prompt payment, when due, of any amounts owed under the Kodiak Notes and the Kodiak Indentures, and (iii) to allow Whiting US Holding Company to become a co-issuer of the Kodiak Notes.  Also in conjunction with the Kodiak Acquisition, in December 2014, each of the indentures governing our 2019 Senior Notes, 2021 Senior Notes and 2018 Senior Subordinated Notes (collectively, the “Whiting Notes”) were amended to include Whiting US Holding Company, Kodiak and Whiting Resources Corporation (formerly Kodiak Oil & Gas (USA) Inc.) as guarantors.

The indentures governing the Whiting Notes restrict us from incurring additional indebtedness, subject to certain exceptions, unless our fixed charge coverage ratio (as defined in the indentures) is at least 2.0 to 1.  The indentures governing the Kodiak Notes restrict us from incurring additional indebtedness, subject to certain exceptions, unless our fixed charge coverage ratio (as defined in the indentures) is at least 2.25 to 1.    If we were in violation of these covenants, then we may not be able to incur additional indebtedness, including under Whiting Oil and Gas’ credit agreement.  Additionally, the indentures governing the Whiting Notes and the Kodiak Notes contain restrictive covenants that may limit our ability to, among other things, pay cash dividends, make certain other restricted payments, redeem or repurchase our capital stock or our subordinated debt, make investments or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of ours and our restricted subsidiaries taken as a whole, and enter into hedging contracts.  These covenants may potentially limit the discretion of our management in certain respects.  We were in compliance with these covenants as of December 31, 2014.  However, a substantial or extended decline in oil, NGL or natural gas prices may adversely affect our ability to comply with these covenants in the future.

On January 7, 2015, as required under the Kodiak Indentures upon a change in control of Kodiak, Whiting offered to repurchase at 101% of par all $1,550 million principal amount of Kodiak Notes outstanding.  The repurchase offer expires on March 3, 2015.  We expect to fund any payments due as a result of such repurchase offer with borrowings under our revolving credit facility.

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

Contractual Obligations and Commitments

Schedule of Contractual Obligations.   The table below does not include any penalties that may be incurred under our physical delivery contracts, since we cannot predict with accuracy the amount and timing of any such penalties if incurred.    The following table summarizes our obligations and commitments as of December 31, 2014 to make future payments under certain contracts, aggregated by category of contractual obligation, for the time periods specified below (in thousands):

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Long-term debt (1)	$5,600,000	$-	$-	$3,650,000	$1,950,000
Cash interest expense on debt (2)	1,468,613	279,701	559,402	480,250	149,260
Asset retirement obligations (3)	179,931	12,190	24,326	24,615	118,800
Purchase obligations (4)	148,969	68,775	80,194	-	-
Pipeline transportation agreements (5)	113,784	18,794	25,781	19,118	50,091
Drilling rig contracts (6)	278,784	146,141	132,643	-	-
Operating leases (7)	34,602	7,692	14,157	12,537	216
Production Participation Plan liability (8)	113,391	113,391	-	-	-
Total	$7,938,074	$646,684	$836,503	$4,186,520	$2,268,367

_____________________

(1)

Long-term debt consists of the principal amounts of the 6.5% Senior Subordinated Notes due 2018, the 5% Senior Notes due 2019, the 8.125% Senior Notes due 2019, the 5.5% Senior Notes due 2021, the 5.75% Senior Notes due 2021,  the 5.5% Senior Notes due 2022 and the outstanding borrowings under our credit agreement due in 2019.  The $800 million of 8.125% Senior Notes due 2019, $350 million of 5.5% Senior Notes due 2021 and $400 million of 5.5% Senior Notes due 2022 are subject to our repurchase offer in connection with the Kodiak Acquisition that expires on March 3, 2015.  See “—2014 Highlights and Future Considerations – Financing Highlights” above for more information.

(2)

Cash interest expense on our Senior Subordinated Notes and our Senior Notes is estimated assuming no principal repayment until the due dates of the instruments.  Cash interest expense on the credit agreement is estimated assuming no principal repayment until the December 2019 instrument due date and is estimated at a fixed interest rate of 1.9%.

(3)

Asset retirement obligations represent the present value of estimated amounts expected to be incurred in the future to plug and abandon oil and gas wells, remediate oil and gas properties and dismantle their related plants and facilities.

(4)

We have three take-or-pay purchase agreements, of which one agreement expires in 2015 and two agreements expire in 2017.  One of these agreements contains commitments to buy certain volumes of CO2 for use in our North Ward Estes EOR project in Texas.  Under the remaining two take-or-pay agreements, we have committed to buy certain volumes of water for use in the fracture stimulation process of wells in our Redtail field.  Under the terms of these agreements, we are obligated to purchase a minimum volume of CO2  or water, as the case may be, or else pay for any deficiencies at the price stipulated in the contract.  The CO2 volumes planned for use in the EOR project in our North Ward Estes field and the water volumes planned for use at our Redtail field currently exceed the minimum volumes specified in all of these agreements.   Therefore, we expect to avoid any payments for deficiencies under these contracts.  The purchasing obligations reported above represent our minimum financial commitments pursuant to the terms of these contracts,  however, our actual expenditures under these contracts are expected to exceed the minimum commitments presented above.

(5)

We have two ship-or-pay agreements with different suppliers, one expiring in 2015 and one expiring in 2017, whereby we have committed to transport a minimum daily volume of CO2 or water, as the case may be, via certain pipelines or else pay for any deficiencies at a price stipulated in the contracts.  In addition, we have three pipeline transportation agreements with one supplier, one expiring in 2024 and two expiring in 2025, whereby we have committed to pay fixed monthly reservation fees on dedicated pipelines for natural gas and NGL transportation capacity from our Redtail field, plus a variable charge based on actual transportation volumes.

(6)

As of December 31, 2014, we had 18 drilling rigs under long-term contract, all of which were operating in the Rocky Mountains region.  Subsequent to December 31, 2014, we early terminated five of these long-term contracts incurring early termination penalties of approximately $27 million.  These penalties have been included as contractual commitment amounts in the table above.  Of the remaining 13  long-term contracts, seven expire in 2016 and six in 2017.  Early termination of the remaining contracts would require termination penalties of $212 million, which would be in lieu of paying the remaining drilling commitments under these contracts.  No other drilling rigs working for us are currently under long-term contracts or contracts that cannot be terminated at the end of the well that is currently being drilled.  Due to the short-term and indeterminate nature of the time remaining on rigs drilling on a well-by-well basis, such obligations have not been included in this table.

(7)

We lease 197,000 square feet of administrative office space in Denver, Colorado under an operating lease arrangement expiring in 2019,  47,900 square feet of office space in Midland, Texas expiring in 2020,  an additional 36,300 square feet of administrative office space in Denver, Colorado assumed in the Kodiak Acquisition expiring in 2016, and 20,000 square feet of office space in Dickinson, North Dakota expiring in 2016.  In addition, we entered into a lease for several residential apartments in Watford City and Dickinson, North Dakota under an operating lease agreement expiring in 2015.

(8)

In June 2014, we terminated our Production Participation Plan effective December 31, 2013.  Pursuant to the terms of the Plan, upon termination we are required to distribute to each Plan participant an amount, based upon the valuation method set forth in the Plan, in a lump sum payment twelve months after the date of termination.  As of December 31, 2014, a portion of this liability representing a regular distribution under the Plan totaling $41 million had been paid to our third-party payroll administrator.  However, these funds were not distributed by the payroll administrator to Plan participants until January 2015.  The final Plan distribution payment will be made in June 2015.

Based on current oil and natural gas prices and anticipated levels of production, we believe that the estimated net cash generated from operations, together with cash on hand and amounts available under our credit agreement and the Delayed Draw Facility, will be adequate to meet future liquidity needs, including satisfying our financial obligations and any obligations arising as a result of the Kodiak Acquisition and funding our operations, exploration and development activities.

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

Oil and Natural Gas Reserve Quantities.  Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion, impairment of our oil and natural gas properties and our asset retirement obligations.   Proved oil and gas reserves are those quantities of oil and gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  Reserve quantities and future cash flows included in this report are prepared in accordance with guidelines established by the SEC and the FASB.  The accuracy of our reserve estimates is a function of:

•	the quality and quantity of available data;
•	the interpretation of that data;
•	the accuracy of various mandated economic assumptions; and
•	the judgments of the persons preparing the estimates.

External petroleum engineers independently estimated all of the proved, probable and possible reserve quantities included in this annual report.  In connection with our external petroleum engineers performing their independent reserve estimations, we furnish them with the following information that they review: (1) technical support data, (2) technical analysis of geologic and engineering support information, (3) economic and production data and (4) our well ownership interests.  The independent petroleum engineers, Cawley,

Gillespie & Associates, Inc., evaluated 100% of our estimated proved reserve quantities and their related pre-tax future net cash flows as of December 31, 2014.  Estimates prepared by others may be higher or lower than our estimates.  Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and gas that are ultimately recovered.  We continually make revisions to reserve estimates throughout the year as additional information becomes available.  We make changes to depletion rates and impairment calculations (when impairment indicators arise) in the same period that changes to reserve estimates are made.

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

Goodwill Impairment.  We test our goodwill for impairment annually in the second quarter or when events or changes in circumstances indicate that the fair value of a reporting unit has been reduced below its carrying value.  When testing goodwill for impairment, if our qualitative analysis indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying value, we then perform a quantitative impairment test.  If the carrying value of the reporting unit exceeds its fair value, goodwill is written down to its implied fair value with an offsetting charge to earnings.

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

Production Participation Plan.  On June 11, 2014, the Board of Directors terminated our Production Participation Plan (the “Plan”), in which all employees participated, effective December 31, 2013.  Prior to Plan termination, interests in oil and gas properties acquired, developed or sold during the year were allocated to the Plan on an annual basis as determined by the Compensation Committee of the Board of Directors.  Once allocated, the interests (not legally conveyed) were fixed.  The short-term obligation related to the Plan is reflected in the “Current portion of Production Participation Plan liability” line item in our consolidated balance sheets.  This obligation at December 31, 2013 was based on cash flows during 2013 and was paid in cash in January 2014.  The calculation of this liability depended in part on our estimates of accrued revenues and costs as of December 31, 2013 as discussed below under “Revenue Recognition.”  The vested long-term obligation related to the Plan at December 31, 2013 is reflected in the “Production Participation Plan liability” line item in the consolidated balance sheets.  This liability was derived primarily from reserve report estimates as of that date.  Pursuant to the terms of the Plan, upon Plan termination all employees became fully vested, and the fully vested amount due to Plan participants has been reflected as a current payable as of December 31, 2014, as it will be distributed to Plan participants during the first half of 2015.  This liability includes the value of proved undeveloped oil and gas properties awarded upon Plan termination, and is based on reserve report estimates and forecasted commodity prices for crude oil, NGLs and natural gas as of the December 31, 2013 termination effective date.

Derivative Instruments and Hedging Activity.   We periodically enter into commodity derivative contracts to manage our exposure to oil and natural gas price volatility.  We use hedging to help ensure that we have adequate cash flow to fund our capital programs and manage returns on our acquisitions and drilling programs.    Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions.  While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements.  We primarily utilize costless collars and swaps contracts, which are generally placed with major financial institutions, as well as fixed-differential crude oil sales contracts.

All derivative instruments are recorded on the consolidated balance sheet at fair value, other than the derivative instruments that meet the “normal purchase normal sale” exclusion.  Changes in the derivatives’ fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  For qualifying cash flow hedges, the fair value gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective and is reclassified to the gain (loss) on hedging activities line item in our consolidated statements of income in the period that the hedged production is delivered.

We value our costless collars and swaps using industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures.    We value our long-term crude oil sales and delivery contracts based on an income approach, which considers various assumptions, including quoted forward prices for commodities, market differentials for crude oil and U.S. Treasury rates.  The discount rate used in the fair values of these instruments includes a measure of nonperformance risk by the counterparty or us, as appropriate.

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

Accounting for Business Combinations.    We account for all of our business combinations using the purchase method, which is the only method permitted under FASB ASC Topic 805, Business Combinations, and involves the use of significant judgment.

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

The business combinations completed during the prior three years consisted of oil and gas properties.   In general, the consideration we have paid to acquire these properties or companies was entirely allocated to the fair value of the assets acquired and liabilities assumed at the time of acquisition and consequently, there was no goodwill nor any bargain purchase gains recognized on our business combinations.    However, the purchase price allocation associated with the Kodiak Acquisition resulted in the recognition of goodwill.  For further information on the Kodiak Acquisition, refer to the Acquisitions and Divestitures footnote in the notes to consolidated financial statements.

Effects of Inflation and Pricing

We experienced increased costs during 2013 and 2014 due to increased demand for oil field products and services.  The oil and gas industry is very cyclical, and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and not adjust downward in proportion to prices.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, depletion expense, impairment assessments of oil and gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

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

These risks and uncertainties include, but are not limited to: declines in oil, NGL or natural gas prices; our level of success in exploration, development and production activities; risks related to our level of indebtedness and periodic redeterminations of the borrowing base under our credit agreement; impacts to financial statements as a result of impairment write-downs; our ability to successfully complete asset dispositions and the risks related thereto; adverse weather conditions that may negatively impact development or production activities; the timing of our exploration and development expenditures; our ability to obtain sufficient quantities of CO2 necessary to carry out our EOR projects; inaccuracies of our reserve estimates or our assumptions underlying them; revisions to reserve estimates as a result of changes in commodity prices, regulation and other factors;  risks relating to any unforeseen liabilities of ours; our ability to generate sufficient cash flows from operations to meet the internally funded portion of our capital expenditures budget; our ability to obtain external capital to finance exploration and development operations and acquisitions; federal and state initiatives relating to the regulation of hydraulic fracturing; the potential impact of federal debt reduction initiatives and tax reform legislation being considered by the U.S. Federal Government that could have a negative effect on the oil and gas industry; our ability to identify and complete acquisitions and to successfully integrate acquired businesses; unforeseen underperformance of or liabilities associated with acquired properties; the impacts of hedging on our results of operations; failure of our properties to yield oil or gas in commercially viable quantities; availability of, and risks associated with, transport of oil and gas; our ability to drill producing wells on undeveloped acreage prior to its lease expiration; shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and completion services; uninsured or underinsured losses resulting from our oil and gas operations; our inability to access oil and gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing our oil and gas operations; our ability to replace our oil and natural gas reserves; any loss of our senior management or technical personnel; competition in the oil and gas industry; cyber security attacks or failures of our telecommunication systems; our ability to successfully integrate Kodiak after the Kodiak Acquisition and achieve anticipated benefits from the transaction; and other risks described under the caption “Risk Factors” in this Annual Report on Form 10‑K.  We assume no obligation, and disclaim any duty, to update the forward-looking statements in this Annual Report on Form 10-K.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The price we receive for our oil and gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Crude oil and natural gas are commodities, and therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand.  Historically, the markets for oil and gas have been volatile, and these markets will likely continue to be volatile in the future.  Based on 2014 production, our income before income taxes for 2014 would have moved up or down $273 million for each 10% change in oil prices per Bbl, $13 million for each 10% change in NGL prices per Bbl and $17 million for each 10% change in natural gas prices per Mcf.

We periodically enter into derivative contracts to achieve a more predictable cash flow by reducing our exposure to oil and natural gas price volatility.  Our derivative contracts have traditionally been costless collars and swap contracts, although we evaluate and have entered into other forms of derivative instruments as well.  Currently, we do not apply hedge accounting, and therefore all changes in commodity derivative fair values are recorded immediately to earnings.

Commodity Derivative Contracts

Crude Oil Costless Collars and Swaps.  The collared hedges shown in the table below have the effect of providing a protective floor while allowing us to share in upward pricing movements.  The three-way collars, however, do not provide complete protection against declines in crude oil prices due to the fact that when the market price falls below the sub-floor, the minimum price we would receive would be NYMEX plus the difference between the floor and the sub-floor.  While these hedges are designed to reduce our exposure to price decreases, they also have the effect of limiting the benefit of price increases above the ceiling.  For the crude oil collars outstanding as of December 31, 2014, a hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve as of December 31, 2014 would cause a decrease or increase, respectively, of $2 million in our commodity derivative (gain) loss.

The swap contracts shown in the tables below entitle us to receive settlement from the counterparty in amounts, if any, by which the settlement price for the applicable calculation period is less than the fixed price, or to pay the counterparty if the settlement price for the applicable calculation period is more than the fixed price.  While the fixed-price swaps are designed to decrease our exposure to downward price movements, they also have the effect of limiting the benefit of upward price movements.  For the swaps outstanding as of December 31, 2014, a hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve as of December 31, 2014 would cause a decrease or increase, respectively, of $17 million in our commodity derivative (gain) loss.

Our outstanding hedges as of February 13, 2015 are summarized below:

Derivative			Monthly Volume	Weighted Average
Instrument	Commodity	Period	(Bbl)	NYMEX Sub-Floor/Floor/Ceiling
Three-way collars (1)	Crude oil	01/2015 to 03/2015	100,000	$70.00/$85.00/$107.90
	Crude oil	04/2015 to 06/2015	100,000	$70.00/$85.00/$107.90
	Crude oil	07/2015 to 09/2015	500,000	$47.00/$58.00/$78.99
	Crude oil	10/2015 to 12/2015	500,000	$47.00/$58.00/$78.99
	Crude oil	01/2016 to 03/2016	550,000	$43.18/$53.18/$76.26
	Crude oil	04/2016 to 06/2016	550,000	$43.18/$53.18/$76.26
	Crude oil	07/2016 to 09/2016	550,000	$43.18/$53.18/$76.26
	Crude oil	10/2016 to 12/2016	550,000	$43.18/$53.18/$76.26
Collars	Crude oil	01/2015 to 03/2015	9,000	$85.00/$102.75
	Crude oil	04/2015 to 06/2015	9,100	$85.00/$102.75
	Crude oil	07/2015 to 09/2015	209,200	$51.06/$57.37
	Crude oil	10/2015 to 12/2015	209,200	$51.06/$57.37
	Crude oil	01/2016 to 03/2016	250,000	$51.00/$63.48
	Crude oil	04/2016 to 06/2016	250,000	$51.00/$63.48
	Crude oil	07/2016 to 09/2016	250,000	$51.00/$63.48
	Crude oil	10/2016 to 12/2016	250,000	$51.00/$63.48
	Crude oil	01/2017 to 03/2017	250,000	$53.00/$70.44
	Crude oil	04/2017 to 06/2017	250,000	$53.00/$70.44
	Crude oil	07/2017 to 09/2017	250,000	$53.00/$70.44
	Crude oil	10/2017 to 12/2017	250,000	$53.00/$70.44
Swaps	Crude oil	01/2015 to 03/2015	335,700	$93.33
	Crude oil	04/2015 to 06/2015	339,430	$93.33
	Crude oil	07/2015 to 09/2015	259,160	$76.57
	Crude oil	10/2015 to 12/2015	251,230	$76.25

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

The table below summarizes the future production volumes to be sold under one of these contracts as of January 1, 2015 at a price equal to NYMEX less a fixed differential of $4.75 per Bbl.  When we are unable to deliver the production volumes specified in this contract, the fixed differential increases proportionately.

		Daily Volume
Commodity	Period	(Bbl per day)
Crude oil	04/2015 to 12/2015	25,000
Crude oil	01/2016 to 12/2016	28,750
Crude oil	01/2017 to 12/2017	33,750
Crude oil	01/2018 to 12/2018	38,750
Crude oil	01/2019 to 12/2019	43,750
Crude oil	01/2020 to 03/2020	45,000

The table below summarizes the future production volumes to be sold under the second contract as of January 1, 2015 at a price equal to NYMEX less certain fixed differentials depending on the delivery methods specified in the contract.

		Daily Volume
Commodity	Period	(Bbl per day)
Crude oil	04/2015 to 12/2015	20,000
Crude oil	01/2016 to 12/2016	20,000
Crude oil	01/2017 to 12/2017	20,000
Crude oil	01/2018 to 12/2018	20,000
Crude oil	01/2019 to 12/2019	20,000
Crude oil	01/2020 to 03/2020	20,000

As of December 31, 2014, we determined that it is no longer probable that future oil production from our Redtail field will be sufficient to meet the minimum volume requirements specified in these fixed-differential crude oil contracts, and accordingly, that we will not settle these contracts through physical delivery of crude oil volumes.  As a result, we have determined that these contracts no longer qualify for the “normal purchase normal sale” exclusion, and we have therefore reflected these contracts at fair value in the consolidated financial statements.  For these commodity derivative contracts, a hypothetical $10.00 per Bbl increase in the market differential for crude oil as of December 31, 2014 would cause an increase in our commodity derivative (gain) loss of $42 million, whereas a hypothetical $10.00 per Bbl decrease in the market differential for crude oil would cause a decrease in our commodity derivative (gain) loss of $43 million.

Interest Rate Risk

Market risk is estimated as the change in fair value resulting from a hypothetical 100 basis point change in the interest rate on the outstanding balance under our credit agreement.  Our credit agreement allows us to fix the interest rate for all or a portion of the principal balance for a period up to six months.  To the extent that the interest rate is fixed, interest rate changes affect the instrument’s fair market value but do not impact results of operations or cash flows.  Conversely, for the portion of the credit agreement that has a floating interest rate, interest rate changes will not affect the fair market value but will impact future results of operations and cash flows.  At December 31, 2014,  our outstanding principal balance under our credit agreement was $1.4 billion, and the weighted average interest rate on the outstanding principal balance was 1.9%.  At December 31, 2014, the carrying amount approximated fair market value.  Assuming a constant debt level of $1.4 billion, the cash flow impact resulting from a 100 basis point change in interest rates during periods when the interest rate is not fixed would be $14 million over a 12-month time period.  Changes in interest rates do not affect the amount of interest we pay on our fixed-rate Senior Notes or Senior Subordinated Notes, but interest rates do affect the fair values of our Senior Notes and Senior Subordinated Notes.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Whiting Petroleum Corporation

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Whiting Petroleum Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2014.   Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Whiting Petroleum Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

February 27, 2015

WHITING PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$78,100	$699,460
Accounts receivable trade, net	543,172	341,177
Derivative assets	135,577	1,274
Prepaid expenses and other	86,150	27,707
Total current assets	842,999	1,069,618
Property and equipment:
Oil and gas properties, successful efforts method	14,949,702	10,065,150
Other property and equipment	276,582	206,385
Total property and equipment	15,226,284	10,271,535
Less accumulated depreciation, depletion and amortization	(3,083,572)	(2,676,490)
Total property and equipment, net	12,142,712	7,595,045
Goodwill	875,676	-
Debt issuance costs	53,274	48,530
Other long-term assets	104,843	120,277
TOTAL ASSETS	$14,019,504	$8,833,470
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable trade	$62,664	$107,692
Accrued capital expenditures	429,970	158,739
Revenues and royalties payable	254,018	198,558
Current portion of Production Participation Plan liability	113,391	73,264
Accrued liabilities and other	169,193	144,327
Taxes payable	63,822	50,052
Accrued interest	67,913	44,405
Deferred income taxes	47,545	648
Total current liabilities	1,208,516	777,685
Long-term debt	5,628,782	2,653,834
Deferred income taxes	1,230,630	1,278,030
Production Participation Plan liability	-	87,503
Asset retirement obligations	167,741	116,442
Deferred gain on sale	60,305	79,065
Other long-term liabilities	20,486	4,212
Total liabilities	8,316,460	4,996,771
Commitments and contingencies
Equity:
Common stock, $0.001 par value, 300,000,000 shares authorized; 168,346,020 issued and 166,889,152 outstanding as of December 31, 2014 and 120,101,555 issued and 118,657,245 outstanding as of December 31, 2013	168	120
Additional paid-in capital	3,385,094	1,583,542
Retained earnings	2,309,712	2,244,905
Total Whiting shareholders' equity	5,694,974	3,828,567
Noncontrolling interest	8,070	8,132
Total equity	5,703,044	3,836,699
TOTAL LIABILITIES AND EQUITY	$14,019,504	$8,833,470

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended
	December 31,
	2014	2013	2012
REVENUES AND OTHER INCOME:
Oil, NGL and natural gas sales	$3,024,617	$2,666,549	$2,137,714
Gain (loss) on hedging activities	-	(1,958)	2,338
Amortization of deferred gain on sale	30,494	31,737	29,458
Gain on sale of properties	27,657	128,648	3,423
Interest income and other	2,329	3,409	519
Total revenues and other income	3,085,097	2,828,385	2,173,452
COSTS AND EXPENSES:
Lease operating	496,925	430,221	376,424
Production taxes	253,008	225,403	171,625
Depreciation, depletion and amortization	1,089,545	891,516	684,724
Exploration and impairment	854,430	453,210	166,972
General and administrative	177,211	137,994	108,573
Interest expense	170,642	112,936	75,210
Loss on early extinguishment of debt	-	4,412	-
Change in Production Participation Plan liability	-	(6,980)	13,824
Commodity derivative (gain) loss, net	(100,579)	7,802	(85,911)
Total costs and expenses	2,941,182	2,256,514	1,511,441
INCOME BEFORE INCOME TAXES	143,915	571,871	662,011
INCOME TAX EXPENSE (BENEFIT):
Current	2,625	986	(669)
Deferred	76,545	204,882	248,581
Total income tax expense	79,170	205,868	247,912
NET INCOME	64,745	366,003	414,099
Net loss attributable to noncontrolling interests	62	52	90
NET INCOME AVAILABLE TO SHAREHOLDERS	64,807	366,055	414,189
Preferred stock dividends	-	(538)	(1,077)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$64,807	$365,517	$413,112
EARNINGS PER COMMON SHARE:
Basic	$0.53	$3.09	$3.51
Diluted	$0.53	$3.06	$3.48
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	122,138	118,260	117,601
Diluted	122,519	119,588	119,028

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	December 31,
	2014	2013	2012
NET INCOME	$64,745	$366,003	$414,099
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
OCI amortization on de-designated hedges (1) (2)	-	1,236	(1,476)
Total other comprehensive income (loss), net of tax	-	1,236	(1,476)
COMPREHENSIVE INCOME	64,745	367,239	412,623
Comprehensive loss attributable to noncontrolling interest	62	52	90
COMPREHENSIVE INCOME ATTRIBUTABLE TO WHITING	$64,807	$367,291	$412,713

_____________________

(1)	Presented net of income tax expense of $722 for the year ended December 31, 2013 and an income tax benefit of $862 for the year ended December 31, 2012.
(2)

These OCI amortization amounts on de-designated hedges are reclassified from accumulated other comprehensive income (“AOCI”) to gain (loss) on hedging activities in the consolidated statements of income.

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,745	$366,003	$414,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,089,545	891,516	684,724
Deferred income tax expense	76,545	204,882	248,581
Amortization of debt issuance costs and debt premium	11,984	12,405	9,518
Stock-based compensation	23,258	22,436	18,190
Amortization of deferred gain on sale	(30,494)	(31,737)	(29,458)
Gain on sale of properties	(27,657)	(128,648)	(3,423)
Undeveloped leasehold and oil and gas property impairments	767,627	358,455	107,855
Exploratory dry hole costs	26,327	28,725	18,428
Loss on early extinguishment of debt	-	4,412	-
Change in Production Participation Plan liability	-	(6,980)	13,824
Non-cash portion of derivative gains	(57,465)	(20,830)	(115,733)
Other, net	(9,030)	(16,118)	(18,708)
Changes in current assets and liabilities:
Accounts receivable trade, net	17,618	(22,912)	(55,750)
Prepaid expense and other	(50,352)	(15,981)	2,535
Accounts payable trade and accrued liabilities	(86,480)	33,360	58,647
Revenues and royalties payable	(1,963)	48,988	45,798
Taxes payable	1,094	16,769	2,088
Net cash provided by operating activities	1,815,302	1,744,745	1,401,215
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and development capital expenditures	(2,842,837)	(2,349,819)	(2,050,029)
Acquisition of oil and gas properties, net of cash acquired	(45,573)	(422,923)	(125,282)
Other property and equipment	(79,955)	(45,304)	3,852
Proceeds from sale of oil and gas properties	107,848	968,606	69,190
Net proceeds from sale of 18,400,000 units in Whiting USA Trust II	-	-	322,257
Issuance of note receivable	-	(10,530)	(306)
Cash paid for investing derivatives	-	(44,900)	-
Cash settlements received on investing derivatives	-	2,371	-
Net cash used in investing activities	(2,860,517)	(1,902,499)	(1,780,318)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of 5% Senior Notes due 2019	-	1,100,000	-
Issuance of 5.75% Senior Notes due 2021	-	1,204,000	-
Redemption of 7% Senior Subordinated Notes due 2014	-	(253,988)	-
Borrowings under credit agreement	2,150,000	1,860,000	2,340,000
Repayments of borrowings under credit agreement	(1,675,000)	(3,060,000)	(1,920,000)
Repayment of tax sharing liability	(26,373)	(1,759)	(2,329)
Debt issuance costs	(14,901)	(29,690)	(2,807)
Restricted stock used for tax withholdings	(11,652)	(5,611)	(5,695)
Proceeds from stock options exercised	1,781	-	-
Preferred stock dividends paid	-	(538)	(1,077)
Net cash provided by financing activities	$423,855	$812,414	$408,092

See notes to consolidated financial statements.			(Continued)

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2014	2013	2012
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(621,360)	$654,660	$28,989
CASH AND CASH EQUIVALENTS:
Beginning of period	699,460	44,800	15,811
End of period	$78,100	$699,460	$44,800
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid (refunded), net	$1,380	$3,681	$(268)
Interest paid, net of amounts capitalized	$135,150	$66,541	$68,005
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures related to property additions	$429,970	$158,739	$110,663
Fair value of equity issued and debt assumed in the Kodiak Acquisition	$4,289,088	$-	$-

See notes to consolidated financial statements.			(Concluded)

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

						Accumulated		Total
					Additional	Other		Whiting
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained	Shareholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Interest	Equity
BALANCES-January 1, 2012	172	$-	118,105	$118	$1,554,223	$240	$1,466,276	$3,020,857	$8,274	$3,029,131
Net income (loss)	-	-	-	-	-	-	414,189	414,189	(90)	414,099
Other comprehensive income	-	-	-	-	-	(1,476)	-	(1,476)	-	(1,476)
Restricted stock issued	-	-	592	1	(1)	-	-	-	-	-
Restricted stock forfeited	-	-	(9)	-	-	-	-	-	-	-
Restricted stock used for tax withholdings	-	-	(106)	-	(5,695)	-	-	(5,695)	-	(5,695)
Stock-based compensation	-	-	-	-	18,190	-	-	18,190	-	18,190
Preferred dividends paid	-	-	-	-	-	-	(1,077)	(1,077)	-	(1,077)
BALANCES-December 31, 2012	172	-	118,582	119	1,566,717	(1,236)	1,879,388	3,444,988	8,184	3,453,172
Net income (loss)	-	-	-	-	-	-	366,055	366,055	(52)	366,003
Other comprehensive income	-	-	-	-	-	1,236	-	1,236	-	1,236
Conversion of preferred stock to common	(172)	-	794	1	-	-	-	1	-	1
Restricted stock issued	-	-	941	-	-	-	-	-	-	-
Restricted stock forfeited	-	-	(100)	-	-	-	-	-	-	-
Restricted stock used for tax withholdings	-	-	(115)	-	(5,611)	-	-	(5,611)	-	(5,611)
Stock-based compensation	-	-	-	-	22,436	-	-	22,436	-	22,436
Preferred dividends paid	-	-	-	-	-	-	(538)	(538)	-	(538)
BALANCES-December 31, 2013	-	-	120,102	120	1,583,542	-	2,244,905	3,828,567	8,132	3,836,699
Net income (loss)	-	-	-	-	-	-	64,807	64,807	(62)	64,745
Issuance of common stock for the Kodiak Acquisition	-	-	47,546	48	1,771,046	-	-	1,771,094	-	1,771,094
Fair value of restricted stock units assumed in the Kodiak Acquisition	-	-	258	-	9,596	-	-	9,596	-	9,596
Fair value of stock options assumed in the Kodiak Acquisition	-	-	-	-	7,523	-	-	7,523	-	7,523
Exercise of stock options	-	-	117	-	1,781	-	-	1,781	-	1,781
Restricted stock issued	-	-	908	-	-	-	-	-	-	-
Restricted stock forfeited	-	-	(386)	-	-	-	-	-	-	-
Restricted stock used for tax withholdings	-	-	(199)	-	(11,652)	-	-	(11,652)	-	(11,652)
Stock-based compensation	-	-	-	-	23,258	-	-	23,258	-	23,258
BALANCES-December 31, 2014	-	$-	168,346	$168	$3,385,094	$-	$2,309,712	$5,694,974	$8,070	$5,703,044

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

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Items subject to such estimates and assumptions include (1) oil and natural gas reserves; (2) cash flow estimates used in impairment tests of long-lived assets; (3) depreciation, depletion and amortization; (4) asset retirement obligations; (5) assigning fair value and allocating purchase price in connection with business combinations, including the determination of any resulting goodwill; (6) income taxes; (7) accrued liabilities; (8) valuation of derivative instruments; and (9) accrued revenue and related receivables.  Although management believes these estimates are reasonable, actual results could differ from these estimates.

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

The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectability.  At December 31, 2014 and 2013, the Company had an allowance for doubtful accounts of $9 million and $4 million, respectively.

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

Interest cost is capitalized as a component of property cost for development projects that require greater than six months to be readied for their intended use.  During 2014, 2013 and 2012, the Company capitalized interest of $4 million, $2 million and $3 million, respectively.

Unproved.  Unproved properties consist of costs to acquire undeveloped leases as well as purchases of unproved reserves.  Undeveloped lease costs and unproved reserve acquisitions are capitalized, and individually insignificant unproved properties are amortized on a composite basis, based on past success, past experience and average lease-term lives.  The Company evaluates significant unproved properties for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage.  When successful wells are drilled on undeveloped leaseholds, unproved property costs are reclassified to proved properties and depleted on a unit-of-production basis.  Impairment expense for unproved properties is reported in exploration and impairment expense.

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

Enhanced recovery activities.  The Company carries out tertiary recovery methods on certain of its oil and gas properties in order to recover additional hydrocarbons that are not recoverable from primary or secondary recovery methods.  Acquisition costs of tertiary injectants, such as purchased CO2, for EOR activities that are used during a project’s pilot phase, or prior to a project’s technical and economic viability (i.e. prior to the recognition of proved tertiary recovery reserves) are expensed as incurred.  After a project has been determined to be technically feasible and economically viable, all acquisition costs of tertiary injectants are capitalized as development costs and depleted, as they are incurred solely for obtaining access to reserves not otherwise recoverable and have future economic benefits over the life of the project.  As CO2 is recovered together with oil and gas production, it is extracted and re-injected, and all the associated CO2 recycling costs are expensed as incurred.  Likewise costs incurred to maintain reservoir pressure are also expensed.

Other Property and Equipment—Other property and equipment consists of (i) materials and supplies inventories, (ii) leasehold costs and development costs of our CO2 source properties and (iii) other property and equipment including, furniture and fixtures, buildings, leasehold improvements and automobiles, which are stated at cost and depreciated using the straight-line method over their estimated useful lives ranging from 4 to 30 years.

Goodwill—Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination.  Goodwill has an indefinite useful life and is not amortized, but rather is tested by the Company for impairment annually in the second quarter or when events or changes in circumstances indicate that the fair value of a reporting unit has been reduced below its carrying value.  If the Company’s qualitative analysis indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then performs a quantitative impairment test.  If the carrying value of the reporting unit exceeds its fair value, goodwill is written down to its implied fair value with an offsetting charge to earnings.

Debt Issuance Costs—Debt issuance costs related to the Company’s Senior Notes and Senior Subordinated Notes are amortized to interest expense using the effective interest method over the term of the related debt.  Debt issuance costs related to the credit facility are amortized to interest expense on a straight-line basis over the borrowing term.

Derivative Instruments—The Company enters into derivative contracts, primarily costless collars and swap contracts, to manage its exposure to commodity price risk.    All derivative instruments, other than those that meet the “normal purchase normal sale” exclusion, are recorded on the balance sheet as either an asset or liability measured at fair value.  Gains and losses from changes in the fair value of derivative instruments are recognized immediately in earnings, unless the derivative meets specific hedge accounting criteria, and the derivative has been designated as a hedge.  Effective April 1, 2009, however, the Company elected to discontinue all hedge accounting prospectively, and as of December 31, 2013, all amounts related to de-designated cash flow hedges had been reclassified into earnings.

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

Revenue Recognition—Oil and gas revenues are recognized when production volumes are sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, persuasive evidence of a sales arrangement exists and collectability of the revenue is probable.  Revenues from the production of gas properties in which the Company has an interest with other producers are recognized on the basis of the Company’s net working interest (entitlement method).  Net deliveries in excess of entitled amounts are recorded as liabilities, while net under deliveries are reflected as receivables.  The Company’s aggregate imbalance positions  as of December 31, 2014 and 2013 were not significant.

Taxes collected and remitted to governmental agencies on behalf of customers are not included in revenues or costs and expenses.

General and Administrative Expenses—General and administrative expenses are reported net of reimbursements of overhead costs that are allocated to working interest owners which participate in oil and gas properties operated by Whiting.

Acquisition Costs—Acquisition related expenses, which consist of external costs directly related to the Company’s acquisitions, such as advisory, legal, accounting, valuation and other professional fees, are expensed as incurred.

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

Concentration of Credit Risk—Whiting is exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy related industries.  The creditworthiness of customers and other counterparties is subject to continuing review.  The following table presents the percentages by purchaser that accounted for 10% or more of the Company’s total oil, NGL and natural gas sales for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Plains Marketing LP	17%	21%	20%
Shell Trading US	10%	14%	14%
Bridger Trading LLC	10%	8%	11%
Eighty Eight Oil Company	6%	11%	11%

Commodity derivative contracts held by the Company are with seven counterparties, all of which are participants in Whiting’s credit facility as well, and all of which have investment-grade ratings from Moody’s and Standard & Poor.  As of December 31, 2014, outstanding derivative contracts with Wells Fargo Bank, N.A., JP Morgan Chase Bank, N.A. and Canadian Imperial Bank of Commerce represented 34%,  28% and 13%, respectively, of total crude oil volumes hedged.

Reclassifications—Certain prior period balances in the consolidated balance sheets have been reclassified to conform to the current year presentation.  Such reclassifications had no impact on net income, cash flows or shareholders’ equity previously reported.

Adopted and Recently Issued Accounting Pronouncements—In February 2013, the FASB issued Accounting Standards Update No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”).  The objective of ASU 2013-04 is to provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date.  ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company adopted ASU 2013-04 effective January 1, 2014, which did not have an impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”).  The objective of ASU 2014-15 is to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and annual and interim periods thereafter.  This standard is not expected to have an impact on the Company’s consolidated financial statements.

2.          OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Proved leasehold costs	$3,637,026	$1,633,495
Unproved leasehold costs	1,232,040	372,298
Costs of completed wells and facilities	9,319,808	7,563,350
Wells and facilities in progress	760,828	496,007
Total oil and gas properties, successful efforts method	14,949,702	10,065,150
Accumulated depletion	(3,003,270)	(2,645,841)
Oil and gas properties, net	$11,946,432	$7,419,309

3.          ACQUISITIONS AND DIVESTITURES

2014 Acquisitions

On December 8, 2014, the Company completed the acquisition of Kodiak Oil & Gas Corp. (now known as Whiting Canadian Holding Company ULC, “Kodiak”),  whereby Whiting acquired all of the outstanding common stock of Kodiak (the “Kodiak Acquisition”).  Pursuant to the terms of the Kodiak Acquisition agreement, Kodiak shareholders received 0.177 of a share of Whiting common stock in exchange for each share of Kodiak common stock they owned.  Total consideration for the Kodiak Acquisition was $1.8 billion, consisting of 47,546,139 Whiting common shares issued at the market price of $37.25 per share on the date of issuance plus the fair value of Kodiak’s outstanding equity awards assumed by Whiting.  The aggregate purchase price of the transaction was $4.3 billion, which includes the assumption of Kodiak’s outstanding debt of $2.5 billion as of December 8, 2014 and the net cash acquired of $19 million.

Kodiak was an independent energy company focused on exploration and production of crude oil and natural gas reserves, primarily in the Williston Basin region of the United States.  As a result of the Kodiak Acquisition, Whiting acquired approximately 327,000 gross (178,000 net) acres located primarily in North Dakota, including interests in 778 producing oil and gas wells and undeveloped acreage.  Approximately 10,000 of the net acres acquired were located in Wyoming and Colorado.

The  acquisition significantly expanded the Company’s presence in the Williston Basin, adding undeveloped acreage, oil and natural gas reserves and production that were complementary to its existing asset base and operations in this area.  As a result of this acquisition, Whiting became the largest Bakken/Three Forks producer in the Williston Basin as of the acquisition date.

The Kodiak Acquisition was accounted for using the acquisition method of accounting for business combinations.  The allocation of the preliminary estimated purchase price is based upon management’s estimates and assumptions related to the fair value of assets acquired and liabilities assumed on the acquisition date using currently available information.  Transaction costs relating to the Kodiak Acquisition were expensed as incurred.  The initial accounting for the Kodiak Acquisition is preliminary, and adjustments to provisional amounts (such as goodwill, certain accrued liabilities and their related deferred taxes), or recognition of additional assets acquired or liabilities assumed, may occur as additional information is obtained about facts and circumstances that existed as of the acquisition date.

The preliminary consideration transferred, fair value of assets acquired and liabilities assumed, and the resulting goodwill as of the acquisition date are as follows (in thousands):

Consideration:
Fair value of Whiting’s common stock issued (1)	$1,771,094
Fair value of Kodiak restricted stock units assumed by Whiting (2)	9,596
Fair value of Kodiak options assumed by Whiting	7,523
Total consideration	$1,788,213

Fair value of liabilities assumed:
Accounts payable trade	$18,390
Accrued capital expenditures	104,509
Revenues and royalties payable	57,423
Accrued liabilities and other	45,695
Taxes payable	12,676
Accrued interest	18,070
Current deferred tax liability	30,279
Long-term debt	2,500,875
Asset retirement obligations	8,646
Other long-term liabilities	15,735
Amount attributable to liabilities assumed	$2,812,298

Fair value of assets acquired:
Cash and cash equivalents	$18,879
Accounts receivable trade, net	219,654
Derivative assets	85,718
Prepaid expenses and other	8,624
Oil and gas properties, successful efforts method:
Proved properties	2,266,607
Unproved properties	1,000,396
Other property and equipment	11,347
Long-term deferred tax asset	107,497
Other long-term assets	6,113
Amount attributable to assets acquired	$3,724,835
Goodwill	$875,676

_____________________

(1)	47,546,139 shares of Whiting common stock at $37.25 per share (closing price as of December 5, 2014), based on Kodiak’s 268,622,497 common shares outstanding at closing.
(2)	257,601 shares of Whiting common stock issued at $37.25 per share (closing price as of December 5, 2014), based on Kodiak’s 1,455,409 restricted stock units held by employees as of December 8, 2014.

Goodwill recognized as a result of the Kodiak Acquisition totaled $876 million, none of which is deductible for income tax purposes.  Goodwill is primarily attributable to the operational and financial synergies expected to be realized from the acquisition, including employing optimized completion techniques on Kodiak's undrilled acreage which will improve hydrocarbon recovery, realized savings in drilling and well completion costs, the accelerated development of Kodiak’s asset base, and the acquisition of experienced oil and gas technical personnel.

The results of operations of Kodiak from the December 8, 2014 closing date through December 31, 2014, representing approximately $46 million of revenue and $17 million of net income,  have been included in Whiting’s consolidated statements of income for the year ended December 31, 2014.

2014 Divestitures

On March 27, 2014, the Company completed the sale of approximately 49,900 gross (41,000 net) acres in its Big Tex prospect, which consisted mainly of undeveloped acreage as well as its interests in certain producing oil and gas wells, located in the Delaware Basin of Texas for a cash purchase price of $76 million resulting in a pre-tax gain on sale of $12 million.

2013 Acquisitions

On September 20, 2013, the Company completed the acquisition of approximately 39,300 gross (17,300 net) acres in the Williston Basin, including interests in 121 producing oil and gas wells and undeveloped acreage, located in Williams and McKenzie counties of North Dakota and Roosevelt and Richland counties of Montana for an initial purchase price of $261 million.  Revenue and earnings from these properties since the September 20, 2013 acquisition date are not material, and disclosures of pro forma revenues and net income for this acquisition of these wells are also not material and have not been presented accordingly.

The acquisition was recorded using the purchase method of accounting.  The initial purchase price has been adjusted for post-closing settlements that have occurred since the acquisition date totaling $6 million.  The following table summarizes the allocation of the $256 million adjusted purchase price to the tangible assets acquired and liabilities assumed in this acquisition of oil and gas properties (in thousands):

Purchase price	$255,537
Allocation of purchase price:
Oil and gas properties, successful efforts method:
Proved properties	$229,002
Unproved properties	27,335
Oil in tank inventory	522
Accounts receivable	578
Asset retirement obligations	(1,900)
Total	$255,537

2013 Divestitures

On October 31, 2013, the Company completed the sale of approximately 45,000 gross (32,200 net) acres in its Big Tex prospect, which consisted mainly of undeveloped acreage as well as its interests in certain producing oil and gas wells, located in the Delaware Basin of Texas for a cash purchase price of $151 million, resulting in a pre-tax gain on sale of $11 million.  Of the total net acres sold, approximately 30,800 net acres are located in Pecos County, Texas, and approximately 1,400 net acres are located in Reeves County, Texas.

On July 15, 2013, the Company completed the sale of its interests in certain oil and gas producing properties located in its EOR projects in the Postle and Northeast Hardesty fields in Texas County, Oklahoma, including the related Dry Trail plant gathering and processing facility, oil delivery pipeline, its entire 60% interest in the Transpetco CO2 pipeline, crude oil swap contracts and certain other related assets and liabilities (collectively the “Postle Properties”) for a cash purchase price of $809 million after selling costs and post-closing adjustments.  This divestiture resulted in a pre-tax gain on sale of $109 million.  The Company used the net proceeds from this sale to repay a portion of the debt outstanding under its credit agreement.

2012 Acquisitions

There were no significant acquisitions during the year ended December 31, 2012.

2012 Divestitures

On May 18, 2012, the Company sold a 50% ownership interest in its Belfield gas processing plant, natural gas gathering system, oil gathering system and related facilities located in Stark County, North Dakota for total cash proceeds of $66 million.  Whiting used the net proceeds from the sale to repay a portion of the debt outstanding under its credit agreement.

On March 28, 2012, the Company completed an initial public offering of units of beneficial interest in Trust II, selling 18,400,000 Trust II units at $20.00 per unit, which generated net proceeds of $322 million after underwriters’ fees, offering expenses and post-close adjustments.  The Company used the net offering proceeds to repay a portion of the debt outstanding under its credit agreement.  The net proceeds from the sale of Trust II units to the public resulted in a deferred gain on sale of $128 million.  Immediately prior to the closing of the offering, Whiting conveyed a term net profits interest in certain of its oil and gas properties to Trust II in exchange for 100% of the trust’s units issued, or 18,400,000 units.

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

Unaudited Pro Forma Operating Results

The following unaudited pro forma combined results of operations for the years ended December 31, 2014 and 2013 are derived from the historical consolidated financial statements of Whiting and Kodiak and give effect to the Kodiak Acquisition as if it had occurred on January 1, 2013.

	December 31,
	2014	2013
	(in thousands, except per share data)
Total revenues	$4,141,046	$3,774,137
Net income available to common shareholders	$362,376	$576,450

Earnings per common share:
Basic	$2.18	$3.48
Diluted	$2.17	$3.46

The unaudited pro forma combined results of operations reflect pro forma adjustments based on available information and certain assumptions that the Company believes are reasonable, including (i) Whiting common stock and equity awards issued to convert Kodiak’s outstanding shares of common stock and equity awards as of the closing date of the transaction, (ii) adjustments to conform Kodiak’s historical policy of accounting for its oil and natural gas properties from the full cost method to the successful efforts method of accounting, (iii) depletion of Kodiak’s fair-valued proved oil and gas properties, (iv) adjustments to interest expense to reflect the assumption of Kodiak’s debt by Whiting, and (v) the estimated tax impacts of the pro forma adjustments.  Additionally, pro forma earnings for the year ended December 31, 2014 were adjusted to exclude $86 million of acquisition-related costs incurred by Whiting and Kodiak, and the pro forma earnings for the year ended December 31, 2013 were adjusted to include these charges.

The unaudited pro forma financial information has been prepared for informational purposes only and does not purport to represent what Whiting’s results of operations would have been had the transactions actually been consummated on the assumed dates nor are they indicative of future results of operations.  The unaudited pro forma combined financial information does not reflect future events that may occur after the transactions including, but not limited to, the anticipated realization of ongoing savings from operating efficiencies from the Kodiak Acquisition.

4.          LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Credit agreement	$1,400,000	$-
6.5% Senior Subordinated Notes due 2018	350,000	350,000
5% Senior Notes due 2019	1,100,000	1,100,000
8.125% Senior Notes due 2019, including unamortized debt premium of $23,742	823,742	-
5.75% Senior Notes due 2021, including unamortized debt premium of $3,180 and $3,834, respectively	1,203,180	1,203,834
5.5% Senior Notes due 2021, including unamortized debt premium of $867	350,867	-
5.5% Senior Notes due 2022, including unamortized debt premium of $993	400,993	-
Total debt	$5,628,782	$2,653,834

The following table shows five succeeding fiscal years of scheduled maturities for the Company’s long-term debt as of December 31, 2014 (in thousands):

	2015	2016	2017	2018	2019
Long-term debt (1)	$-	$-	$-	$350,000	$3,300,000

_____________________

(1)	Refer to “Kodiak Senior Notes Repurchase Offer” below for more information.

Credit Agreement—In August 2014, Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), the Company’s wholly-owned subsidiary, entered into a Sixth Amended and Restated Credit Agreement with a syndicate of banks, which replaced its existing credit agreement upon closing of the Kodiak Acquisition on December 8, 2014.  This amended credit agreement increased the borrowing base under Whiting Oil and Gas’ credit facility to $4.5 billion, with aggregate commitments of $3.5 billion.  Subsequently in December 2014, the lenders under the credit agreement increased their aggregate commitments under this amended agreement from $3.5 billion to $4.5 billion, of which $3.5 billion relates to commitments to extend revolving credit and $1.0 billion relates to a senior secured delayed draw term loan facility (“Delayed Draw Facility”).  The Delayed Draw Facility may be used to provide cash consideration for any repurchase or redemption of Kodiak’s outstanding senior notes in connection with the Kodiak Acquisition, to pay transaction costs and for other corporate purposes.  Under the amended credit agreement, the revolving credit facility will mature on December 8, 2019, and the Delayed Draw Facility will mature on December 31, 2015.  As of December 31, 2014, the Company had $3.1  billion of available borrowing capacity, which was net of $1.4  billion in borrowings and $3 million in letters of credit outstanding.

The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of the Company’s proved reserves that have been mortgaged to such lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  Upon a redetermination of our borrowing base, either on a periodic or special redetermination date, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of our debt outstanding under the credit agreement.  A portion of the revolving credit facility in an aggregate amount not to exceed $100 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.  As of December 31, 2014, $97 million was available for additional letters of credit under the agreement.

The credit agreement provides for interest only payments until the expiration date of the agreement, when all outstanding borrowings are due.  Interest under the revolving credit facility accrues at the Company’s option at either (i) a base rate for a base rate loan plus the margin in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR rate plus 1.0% per annum, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus the margin in the table below.  Additionally, the Company also incurs commitment fees as set forth in the table below on the unused portion of the aggregate commitments of the lenders under the revolving credit facility, which are included as a component of interest expense.  At December 31, 2014, the entire $1.4 billion outstanding principal balance under the credit agreement was under the revolving credit facility with a weighted average interest rate of 1.9%.

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

Interest under the Delayed Draw Facility accrues at the Company’s option at either (i) a base rate for a base rate loan plus (A) 1.00% per annum through March 8, 2015 and (B) 1.50% per annum from March 9, 2015 through the December 31, 2015 maturity date, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus (A) 2.00% per annum through March 8, 2015 and (B) 2.50% per annum from March 9, 2015 through the December 31, 2015 maturity date.  We also incur commitment fees of 0.25% on the unused portion of the aggregate commitments of the lenders under the Delayed Draw Facility.

The amended credit agreement contains restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  Except for limited exceptions, the credit agreement also restricts the Company’s ability to make any dividend payments or distributions on its common stock.  These restrictions apply to all of the net assets of the subsidiaries.  As of December 31, 2014, total restricted net assets were $6.9 billion, and the amount of retained earnings free from restrictions was $24 million.  The credit agreement requires the Company, as of the last day of any quarter, (i) to not exceed a total debt to the last four quarters’ EBITDAX ratio (as defined in the credit agreement) of 4.0 to 1.0 and (ii) to have a consolidated current assets to consolidated current liabilities ratio (as defined in the credit agreement and which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0.  The Company was in compliance with its covenants under the credit agreement as of December 31, 2014.

Under the terms of the credit agreement, at any time during which Whiting has an investment-grade debt rating from Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group and Whiting has elected, at its discretion, to effect an investment-grade rating period, (i) certain security requirements, including the borrowing base requirement, and restrictive covenants will cease to apply, (ii) certain other restrictive covenants will become less restrictive, (iii) an additional financial covenant will be imposed, and (iv) the interest rate margin applicable to all revolving borrowings as well as the commitment fee with respect to the revolving facility will be based upon the Company’s debt rating rather than the ratio of outstanding borrowings to the borrowing base.

The obligations of Whiting Oil and Gas under the credit agreement are secured by a first lien on substantially all of Whiting Oil and Gas’ and Whiting Resource Corporation’s properties included in the borrowing base for the credit agreement.  The Company has guaranteed the obligations of Whiting Oil and Gas under the credit agreement and has pledged the stock of its subsidiaries as security for its guarantee.

Senior Notes and Senior Subordinated Notes—In September 2010, the Company issued at par $350 million of 6.5% Senior Subordinated Notes due October 2018 (the “2018 Senior Subordinated Notes”).  The estimated fair value of these notes was $345 million and $371 million as of December 31, 2014 and 2013, respectively, based on quoted market prices for these debt securities, and such fair value is therefore designated as Level 1 within the valuation hierarchy.

Issuance of Senior Notes.  In September 2013, the Company issued at par $1.1 billion of 5% Senior Notes due March 2019 (the “2019 Senior Notes”) and $800 million of 5.75% Senior Notes due March 2021, and issued at 101% of par an additional $400 million of 5.75% Senior Notes due March 2021 (collectively, the “2021 Senior Notes” and together with the 2019 Senior Notes, the “Whiting Senior Notes”).  The estimated fair value of the 2019 Senior Notes was $1.0 billion and $1.1 billion as of December 31, 2014 and 2013, respectively.  The estimated fair value of the 2021 Senior Notes was $1.1 billion and $1.3 billion as of December 31, 2014 and 2013, respectively.  These fair values are based on quoted market prices for these debt securities, and such fair values are therefore designated as Level 1 within the valuation hierarchy.

Redemption of Senior Subordinated Notes.  In October 2013, the Company paid $254 million to redeem its entire $250 million aggregate principal amount of the 7% Senior Subordinated Notes due February 2014 (the “2014 Senior Subordinated Notes”) at a redemption price of 101.595%.  Concurrent with this redemption, the Company paid all accrued and unpaid interest on the 2014 Senior Subordinated Notes up to but not including the redemption date.  The Company financed the redemption of these notes with proceeds from the issuance of the Whiting Senior Notes, as discussed above.  As a result of the redemption, Whiting recognized a $4 million loss on early extinguishment of debt, which primarily consisted of a cash charge of $4 million related to the redemption premium on the 2014 Senior Subordinated Notes.

Kodiak Senior Notes.  In conjunction with the Kodiak Acquisition, Whiting US Holding Company, a wholly-owned subsidiary of the Company, became a co-issuer of Kodiak’s outstanding principal amount of $800 million of 8.125% Senior Notes due December 2019, $350 million of 5.5% Senior Notes due January 2021, and $400 million of 5.5% Senior Notes due February 2022 (the “Kodiak Notes”).  The Kodiak Notes were recorded at their fair values of $824 million, $351 million and $401 million, respectively, on December 8, 2014, the closing date of the acquisition.  The related premiums of $24 million, $1 million and $1 million, respectively, are being amortized to interest expense over the life of the related notes.  As of December 31, 2014, the estimated fair value of the Kodiak Notes was $812 million, $351 million and $401 million, respectively, based on quoted market prices for these debt securities, and such fair value is therefore designated as Level 1 within the valuation hierarchy.

Upon closing of the Kodiak Acquisition, the indentures under which the Kodiak Notes were issued (the “Kodiak Indentures”) were amended to (i) modify certain covenants and restrictions, (ii) to provide for unconditional and irrevocable guarantees by Whiting Petroleum Corporation and Whiting Oil and Gas of the prompt payment, when due, of any amounts owed under the Kodiak Notes and the Kodiak Indentures, and (iii) to allow Whiting US Holding Company to become a co-issuer of the Kodiak Notes.  Also in conjunction with the Kodiak Acquisition, in December 2014, each of the indentures governing the Company’s 2019 Senior Notes, 2021 Senior Notes and 2018 Senior Subordinated Notes were amended to include Whiting US Holding Company, Kodiak and Whiting Resources Corporation (formerly Kodiak Oil & Gas (USA) Inc.) as guarantors.    Shortly after closing, the Kodiak Notes were deregistered in accordance with the Securities Exchange Act of 1934, and accordingly, the Company is exempt from the reporting requirements under Rule 3-10 of Regulation S-X of the SEC with respect to the Kodiak Notes.

Kodiak Senior Notes Repurchase Offer.    On January 7, 2015, as required under the Kodiak Indentures upon a change in control of Kodiak, Whiting offered to repurchase at 101% of par all $1,550 million principal amount of Kodiak Notes outstanding.  The repurchase offer expires on March 3, 2015.  The Company expects to fund any payments due as a result of such repurchase offer with borrowings under its revolving credit facility.

The Whiting Senior Notes and Kodiak Notes are unsecured obligations of Whiting Petroleum Corporation and Whiting US Holding Company, respectively, and are subordinated to all of the Company’s secured indebtedness, which consists of Whiting Oil and Gas’ credit agreement.  The 2018 Senior Subordinated Notes are also unsecured obligations of Whiting Petroleum Corporation and are subordinated to all of the Company’s senior debt, which currently consists of the Whiting Senior Notes, the Kodiak Notes and Whiting Oil and Gas’ credit agreement.

The Company’s obligations under the 2018 Senior Subordinated Notes and the Whiting Senior Notes are fully and unconditionally guaranteed by the Company’s wholly-owned subsidiaries, Whiting Oil and Gas, Whiting US Holding Company, Whiting Canadian Holding Company ULC and Whiting Resources Corporation (the “Guarantors”).  Any subsidiaries other than these Guarantors are minor subsidiaries as defined by Rule 3-10(h)(6) of Regulation S‑X of the SEC.  Whiting Petroleum Corporation has no assets or operations independent of this debt and its investments in its consolidated subsidiaries.

5.          ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration (including removal of certain onshore and offshore facilities in California) in accordance with applicable local, state and federal laws.  The Company follows FASB ASC Topic 410, Asset Retirement and Environmental Obligations, to determine its asset retirement obligation amounts by calculating the present value of the estimated future cash outflows associated with its plug and abandonment obligations.  The current portions at December 31, 2014 and 2013 were $12 million and $10 million, respectively, and have been included in accrued liabilities and other.  Revisions to the liability typically occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.  The following table provides a reconciliation of the Company’s asset retirement obligations for the years ended December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Asset retirement obligation at January 1	$126,148	$97,818
Additional liability incurred	29,186	17,535
Revisions in estimated cash flows (1)	25,909	12,225
Accretion expense	13,548	10,608
Obligations on sold properties	(7,237)	(3,630)
Liabilities settled	(7,623)	(8,408)
Asset retirement obligation at December 31	$179,931	$126,148

_____________________

(1)

Revisions in estimated cash flows during the year ended December 31, 2014 are primarily attributable to increased estimates of future costs for oilfield goods and services required to plug and abandon wells in certain fields in the Rocky Mountains and Permian Basin regions.  Revisions in estimated cash flows during the year ended December 31, 2013 were primarily attributable to increased estimates of futures costs for oilfield goods and services required to plug and abandon wells in certain fields in the Rocky Mountains region.

6.          DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations, and Whiting uses derivative instruments to manage its commodity price risk.  Whiting follows FASB ASC Topic 815, Derivatives and Hedging, to account for its derivative financial instruments.

Commodity Derivative Contracts—Historically, prices received for crude oil and natural gas production have been volatile because of seasonal weather patterns, supply and demand factors, worldwide political factors and general economic conditions.  Whiting enters into derivative contracts, such as costless collars,  swaps and fixed-differential contracts to achieve a more predictable cash flow by reducing its exposure to commodity price volatility.  Commodity derivative contracts are thereby used to ensure adequate cash flow to fund the Company’s capital programs and to manage returns on acquisitions and drilling programs.  The Company does not enter into derivative contracts for speculative or trading purposes.

Crude Oil Costless Collars and Swaps.  Costless collars are designed to establish floor and ceiling prices on anticipated future oil or gas production, while swaps are designed to establish a fixed price for anticipated future oil or gas production.  While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements.

The table below details the Company’s costless collar and swap derivatives entered into to hedge forecasted crude oil production revenues as of February 13, 2015, including certain oil collars and swaps assumed in the Kodiak Acquisition.

		Whiting Petroleum Corporation

Derivative		Contracted Crude	Weighted Average NYMEX Price
Instrument	Period	Oil Volumes (Bbl)	Collar Ranges for Crude Oil (per Bbl)
Three-way collars (1)	Jan - Dec 2015	3,600,000	$50.83 - $62.50 - $83.81
	Jan - Dec 2016	6,600,000	$43.18 - $53.18 - $76.26
Collars	Jan - Dec 2015	1,309,500	$52.47 - $59.26
	Jan - Dec 2016	3,000,000	$51.00 - $63.48
	Jan - Dec 2017	3,000,000	$53.00 - $70.44
Swaps	Jan - Dec 2015	3,556,560	$86.05
	Total	21,066,060

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

Fixed-differential Crude Oil Contracts.  The Company has entered into two long-term crude oil sales and delivery contracts for oil volumes produced from its Redtail field in Colorado.  Under the terms of these agreements, Whiting has committed to deliver certain fixed volumes of crude oil from 2015 through 2020 at a price equal to NYMEX less the fixed differentials specified in the agreements.  As of December 31, 2014, the Company determined that it is no longer probable that future oil production from its Redtail field will be sufficient to meet the minimum volume requirements specified in these contracts, and accordingly, that the Company will not settle these contracts through physical delivery of crude oil volumes.  As a result, Whiting has determined that these contracts no longer qualify for the “normal purchase normal sale” exclusion, and has therefore reflected them at fair value in the consolidated financial statements.  As of December 31, 2014, the estimated fair value of these derivative contracts was an asset of $54 million.

Embedded Commodity Derivative Contract—In May 2011, Whiting entered into a long-term contract to purchase CO2 for use in its EOR project that is being carried out at its North Ward Estes field in Texas.  This contract contained a price adjustment clause that was linked to changes in NYMEX crude oil prices.  The Company had determined that the portion of this contract linked to NYMEX oil prices was not clearly and closely related to the host contract, and the Company therefore bifurcated this embedded pricing feature from its host contract and reflected it at fair value in the consolidated financial statements.  The Company had terminated this contract, however, prior to the issuance date of these financial statements, and the fair value of this embedded derivative was therefore zero as of December 31, 2014.

Derivative Instrument Reporting—All derivative instruments are recorded in the consolidated financial statements at fair value, other than derivative instruments that meet the “normal purchase normal sale” exclusion.  The following tables summarize the effects of commodity derivative instruments on the consolidated statements of income for the years ended December 31, 2014 and 2013 (in thousands):

		Loss Reclassified from AOCI into
		Income (Effective Portion)
ASC 815 Cash Flow		Year Ended December 31,

Hedging Relationships (1)	Income Statement Classification	2014	2013
Commodity contracts	Gain (loss) on hedging activities	$-	$(1,958)

_____________________

(1)

Effective April 1, 2009, the Company de-designated all of its commodity derivative contracts that had been previously designated as cash flow hedges and elected to discontinue hedge accounting prospectively.  As a result, such mark-to-market values at March 31, 2009 were frozen in AOCI as of the de-designation date and were reclassified into earnings as the original hedged transactions affected income.  As of December 31, 2013, all amounts previously in AOCI had been reclassified into earnings.

		(Gain) Loss Recognized in Income
Not Designated as		Year Ended December 31,
ASC 815 Hedges	Income Statement Classification	2014	2013
Commodity contracts	Commodity derivative (gain) loss, net	$(136,995)	$20,503
Embedded commodity contracts	Commodity derivative (gain) loss, net	36,416	(12,701)
Total		$(100,579)	$7,802

Offsetting of Derivative Assets and Liabilities.  With each individual financial derivative counterparty, the Company typically has numerous hedge positions that span a several-month time period and that typically result in both fair value asset and liability positions held with that counterparty, which positions are all offset to a single fair value asset or liability amount at the end of each reporting period.  The Company nets its financial derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract.  The following tables summarize the location and fair value amounts of all derivative instruments in the consolidated balance sheets, as well as the gross recognized derivative assets, liabilities and amounts offset in the consolidated balance sheets (in thousands):

		December 31, 2014 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets:
Commodity contracts	Derivative assets	$154,329	$(18,752)	$135,577
Commodity contracts	Other long-term assets	45,459	-	45,459
Total derivative assets		$199,788	$(18,752)	$181,036
Derivative liabilities:
Commodity contracts		$18,752	$(18,752)	$-
Total derivative liabilities		$18,752	$(18,752)	$-

		December 31, 2013 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets:
Commodity contracts	Derivative assets	$23,752	$(22,478)	$1,274
Embedded commodity contracts	Other long-term assets	36,416	-	36,416
Total derivative assets		$60,168	$(22,478)	$37,690
Derivative liabilities:
Commodity contracts	Accrued liabilities and other	$25,960	$(22,478)	$3,482
Total derivative liabilities		$25,960	$(22,478)	$3,482

_____________________

(1)

Because counterparties to the Company’s financial derivative contracts are lenders under Whiting Oil and Gas’ credit agreement, which eliminates its need to post or receive collateral associated with its derivative positions, columns for cash collateral pledged or received have not been presented in the tables above.

Contingent Features in Financial Derivative Instruments.  None of the Company’s derivative instruments contain credit-risk-related contingent features.  Counterparties to the Company’s financial derivative contracts are high credit-quality financial institutions that are lenders under Whiting’s credit agreement.  The Company uses only credit agreement participants to hedge with, since these institutions are secured equally with the holders of Whiting’s bank debt, which eliminates the potential need to post collateral when Whiting is in a derivative liability position.  As a result, the Company is not required to post letters of credit or corporate guarantees for its financial derivative counterparties in order to secure contract performance obligations.

7.          FAIR VALUE MEASUREMENTS

Cash and cash equivalents, accounts receivable and payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.  The Company’s credit agreement has a recorded value that approximates its fair value since its variable interest rate is tied to current market rates.  The Company’s Senior Notes (including the Kodiak Notes) and Senior Subordinated Notes are recorded at cost, and the fair values of these instruments are included in the Long-Term Debt footnote.  The Company’s derivative financial instruments are recorded at fair value and include a measure of the Company’s own nonperformance risk or that of its counterparties as appropriate.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

				Total Fair Value
	Level 1	Level 2	Level 3	December 31, 2014
Financial Assets
Commodity derivatives – current	$-	$127,506	$8,071	$135,577
Commodity derivatives – non-current	-	-	45,459	45,459
Total financial assets	$-	$127,506	$53,530	$181,036

				Total Fair Value
	Level 1	Level 2	Level 3	December 31, 2013
Financial Assets
Commodity derivatives – current	$-	$1,274	$-	$1,274
Embedded commodity derivatives – non-current	-	-	36,416	36,416
Total financial assets	$-	$1,274	$36,416	$37,690
Financial Liabilities
Commodity derivatives – current	$-	$3,482	$-	$3,482
Total financial liabilities	$-	$3,482	$-	$3,482

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above:

Commodity Derivatives.  Commodity derivative instruments consist mainly of costless collars and swap contracts for crude oil.  The Company’s costless collars and swaps are valued based on an income approach.  Both the option and swap models consider various assumptions, such as quoted forward prices for commodities, time value and volatility factors.  These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy.  The discount rates used in the fair values of these instruments include a measure of either the Company’s or the counterparty’s nonperformance risk, as appropriate.  The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

In addition, the Company has two long-term crude oil sales and delivery contracts, whereby it has committed to deliver certain fixed volumes of crude oil at a price equal to NYMEX less the fixed differentials specified in the agreement.    Whiting has determined that the contracts do not meet the “normal purchase normal sale” exclusion, and has therefore reflected these contracts at fair value in its consolidated financial statements.  These commodity derivatives are valued based on an income approach, which considers various assumptions, including quoted forward prices for commodities, market differentials for crude oil, U.S. Treasury rates and either the Company’s or the counterparty’s nonperformance risk, as appropriate.

The assumptions used in the valuation of the fixed-differential contracts include certain market differential metrics that are unobservable during the term of the contracts.  Such unobservable inputs are significant to the contract valuation methodology, and the contracts’ fair values are therefore designated as Level 3 within the valuation hierarchy.

Embedded Commodity Derivatives.  The embedded commodity derivative was related to a long-term CO2  purchase contract, which had a price adjustment clause linked to changes in NYMEX crude oil prices.    Whiting determined that the portion of this contract linked to NYMEX oil prices was not clearly and closely related to its corresponding host contract, and the Company therefore bifurcated this embedded pricing feature from the host contract and reflected it at fair value in its consolidated financial statements as of December 31, 2013.    The assumptions used in the CO2  contract valuation, which was based on the income approach, included certain oil price metrics that were unobservable during the term of the contract.  Such unobservable oil price inputs were significant to the CO2  contract valuation methodology, and the contract’s fair value was therefore designated as Level 3 within the valuation hierarchy.  Because the Company subsequently terminated this CO2 purchase contract, however, its embedded derivative had a fair value of zero as of December 31, 2014.

Level 3 Fair Value Measurements.    A third-party valuation specialist is utilized to determine the fair value of the commodity derivative instruments designated as Level 3.  The Company reviews these valuations (including the related model inputs and assumptions) and analyzes changes in fair value measurements between periods.  The Company corroborates such inputs, calculations and fair value changes using various methodologies, and reviews unobservable inputs for reasonableness utilizing relevant information from other published sources.

The following table presents a reconciliation of changes in the fair value of financial assets (liabilities) designated as Level 3 in the valuation hierarchy for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended
	December 31,
	2014	2013
Fair value asset, beginning of period	$36,416	$23,715
Unrealized gains (losses) on commodity derivative contracts included in earnings (1)	17,114	12,701
Transfers into (out of) Level 3	-	-
Fair value asset, end of period	$53,530	$36,416

_____________________

(1)	Included in commodity derivative (gain) loss, net in the consolidated statements of income.

Quantitative Information About Level 3 Fair Value Measurements.  The significant unobservable inputs used in the fair value measurement of the Company’s commodity derivative contracts designated as Level 3 are as follows:

	Fair Value at
	December 31, 2014	Valuation	Unobservable	Amount
	(in thousands)	Technique	Input	(per Bbl)
Commodity derivative contracts	$53,530	Income approach	Market differential for crude oil	$5.74

Sensitivity to Changes in Significant Unobservable Inputs.  As presented above, the significant unobservable inputs used in the fair value measurement of Whiting’s commodity derivative contracts are the market differentials for crude oil over the term of the contracts.  Significant increases (decreases) in these unobservable inputs in isolation would result in significantly lower (higher) fair value asset measurement.

Nonrecurring Fair Value Measurements.  The Company applies the provisions of the fair value measurement standard to its nonrecurring, non-financial measurements, including proved oil and gas property impairments.  These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  The following tables present information about the Company’s non-financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

					Loss (Before
	Net Carrying				Tax) Year
	Value as of				Ended
	December 31,	Fair Value Measurements Using			December 31,
	2014	Level 1	Level 2	Level 3	2014
Proved property impairments (1)	$179,155	$-	$-	$179,155	$629,450

_____________________

(1)

During the year ended December 31, 2014, proved oil and gas properties with a carrying amount of $763 million were written down to their fair value of $176 million, resulting in a non-cash impairment charge of $587 million.  The impairment primarily consisted of non-core oil and gas properties, that are not currently being developed, in Colorado, Louisiana, North Dakota and Utah and related to the decrease in the forward price curve for crude oil and natural gas on December 31, 2014 and the associated decline in oil and gas reserves in those areas.  Also during the year ended December 31, 2014, proved CO2 properties at the Bravo Dome field in New Mexico with a carrying amount of $45 million were written down to their fair value of $3 million, resulting in a non-cash impairment charge of $42 million.

					Loss (Before
	Net Carrying				Tax) Year
	Value as of				Ended
	December 31,	Fair Value Measurements Using			December 31,
	2013	Level 1	Level 2	Level 3	2013
Proved property impairments (1)	$106,114	$-	$-	$106,114	$267,109

_____________________

(1)

During the year ended December 31, 2013, proved oil and gas properties with a carrying amount of $373 million were written down to their fair value of $106 million, resulting in a non-cash impairment charge of $267 million.  The impairment consisted of (i) a $221 million write-down in the Rocky Mountains region and Michigan related to the decrease in the forward price curve for natural gas at December 31, 2013 and the associated decline in gas reserves in those areas and (ii) a $46 million write-down in the Rocky Mountains region related to well performance and associated changes in reserves during the fourth quarter of 2013.

The following methods and assumptions were used to estimate the fair values of the non-financial liabilities in the tables above:

Proved Property Impairments.  Once the Company has determined that a proved property impairment has occurred, the cost of the property is written down to its fair value, which is determined using net discounted future cash flows from the producing property, and such discounted cash flows are developed using the income approach.  The discounted cash flows are based on management’s expectations for the future.  Unobservable inputs include estimates of future oil and gas or CO2 production, as the case may be, from the Company’s reserve reports, commodity prices based on sales contract terms or NYMEX forward price curves as of the date of the estimate (adjusted for basis differentials), estimated operating and development costs, and a risk-adjusted discount rate (all of which are designated as Level 3 inputs within the fair value hierarchy).

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

Employees vested in the Plan ratably at 20% per year over a five-year period.  However, pursuant to the terms of the Plan, upon Plan termination all employees fully vested, and the Company is required to distribute to each Plan participant an amount, based upon the valuation method set forth in the Plan, in a lump sum payment twelve months after the date of termination.  This distribution includes the value of proved undeveloped oil and gas properties (“PUDs”) awarded upon Plan termination and is based on forecasted commodity prices for crude oil, NGLs and natural gas as of December 31, 2013.  The fully vested amount due to Plan participants totals $113 million and has been reflected as a current payable, as it will be distributed to Plan participants during the first half of 2015.    As of December 31, 2014, a portion of this liability representing a regular distribution under the Plan totaling $41 million had been paid to the Company’s third-party payroll administrator.  However, these funds were not distributed by the payroll administrator to Plan participants until January 2015.  The final Plan distribution payment will be made in June 2015.

Accrued compensation expense under the Plan for the year ended December 31, 2014 primarily relates to the change in liability for employee vestings and PUDs assigned upon Plan termination and amounted to $24 million charged to general and administrative expense and $2 million charged to exploration expense.  Accrued compensation expense under the Plan for the years ended December 31, 2013 and 2012 amounted to $66 million and $45 million, respectively, charged to general and administrative expense and $7 million and $4 million, respectively, charged to exploration expense.    Of the aggregate $73 million of accrued compensation under the Plan as of December 31, 2013, $24 million relates to the sale of the Postle Properties, which is further described in the Acquisitions and Divestitures footnote.

Prior to Plan termination, the Company recorded non-cash changes in the present value of estimated future payments under the Plan as a separate line item in the consolidated statements of income.  As a result of Plan termination, all changes in the Plan liability during 2014 related to cash termination payments to be made in 2015.    The following table presents changes in the Plan’s estimated long-term liability (in thousands):

	Year Ended December 31,
	2014	2013
Long-term Production Participation Plan liability at January 1	$87,503	$94,483
Change in liability for accretion, vesting, changes in estimates and new Plan year activity prior to Plan termination	-	66,284
Change in liability for vesting and PUDs assigned upon Plan termination	25,888	-
Amount reflected as a current liability	(113,391)	(73,264)
Long-term Production Participation Plan liability at December 31	$-	$87,503

401(k) Plan—The Company has a defined contribution retirement plan for all employees.  The plan is funded by employee contributions and discretionary Company contributions.  The Company’s contributions for 2014, 2013 and 2012 were $9 million, $8 million and $6 million, respectively.  Employees vest in employer contributions at 20% per year of completed service.

9.          SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

6.25% Convertible Perpetual Preferred Stock—In June 2009, the Company completed a public offering of 6.25% convertible perpetual preferred stock (“preferred stock”), selling 3,450,000 shares at a price of $100.00 per share.  As a result of voluntary conversions and the Company exercising its right to mandatorily convert shares of preferred stock effective June 27, 2013, all 172,129 remaining shares of preferred stock outstanding on March 31, 2013 were converted into 792,919 shares of common stock.  As of December 31, 2014, no shares of preferred stock remained issued or outstanding.

Each holder of the preferred stock was entitled to an annual dividend of $6.25 per share to be paid quarterly in cash, common stock or a combination thereof on March 15, June 15, September 15 and December 15, once such dividend had been declared by Whiting’s board of directors.

Equity Incentive Plan—At the Company’s 2013 Annual Meeting held on May 7, 2013, shareholders approved the Whiting Petroleum Corporation 2013 Equity Incentive Plan (the “2013 Equity Plan”), which replaced the Whiting Petroleum Corporation 2003 Equity Incentive Plan (the “2003 Equity Plan”) and includes the authority to issue 5,300,000 shares of the Company’s common stock.  Upon shareholder approval of the 2013 Equity Plan, the 2003 Equity Plan was terminated.  The 2003 Equity Plan continues to govern awards that were outstanding as of the date of its termination, which remain in effect pursuant to their terms. Any shares netted or forfeited after May 7, 2013 under the 2003 Equity Plan will be available for future issuance under the 2013 Equity Plan. Under the 2013 Equity Plan, no employee or officer participant may be granted options for more than 600,000 shares of common stock, stock appreciation rights relating to more than 600,000 shares of common stock, or more than 300,000 shares of restricted stock during any calendar year.  On December 8, 2014, the Company increased the number of shares issuable under the 2013 Equity Plan by 978,161 shares to accommodate for the conversion of Kodiak’s outstanding equity awards to Whiting equity awards upon closing of the Kodiak Acquisition.  Any shares netted or forfeited under this increased availability will be cancelled and will not be available for future issuance under the 2013 Equity Plan.  As of December 31, 2014, 5,048,433 shares of common stock remained available for grant under the 2013 Equity Plan.

For the years ended December 31, 2014, 2013 and 2012, total stock compensation expense recognized for restricted share awards and stock options was $23 million, $22 million and $18 million, respectively.

Equity Awards Assumed in Kodiak Acquisition.  Upon closing of the Kodiak Acquisition, the Company assumed all of Kodiak’s outstanding equity awards, including restricted stock awards, restricted stock units and stock options.  Kodiak’s outstanding equity awards held by employees were converted into Whiting’s equity awards using a conversion ratio of 0.177.  The outstanding restricted stock awards and restricted stock units vested upon closing of the transaction, and the $10 million estimated fair value of the 257,601 shares of Whiting common stock issued to convert these awards was recorded as part of the purchase consideration.

The estimated fair value of the 673,235 Whiting options issued in exchange for Kodiak’s outstanding options was approximately $8 million, based on a Black-Scholes option-pricing model.  Of this value, approximately $7 million was attributable to service rendered prior to the date of acquisition and was recorded as part of the purchase consideration, and the remaining $1 million will be expensed over the remaining service term of the replacement stock option awards.  The unvested stock option awards will vest over a one to three-year service period from the grant date and are exercisable immediately upon vesting through the tenth anniversary of the grant date.  The following table summarizes the assumptions used to estimate the fair value of stock options assumed in the Kodiak Acquisition:

2014
Risk-free interest rate	0.08% - 1.90%
Expected volatility	40.3% - 49.7%
Expected term	2.0 yrs. - 6.1 yrs.
Dividend yield	-

The weighted average fair value of these options, as determined by the Black-Scholes valuation model, was $12.20 per share as of the December 8, 2014 closing date of the Kodiak Acquisition.

Restricted Shares.  Restricted stock awards for executive officers and employees generally vest ratably over a three-year service period, while awards to directors generally vest ratably over a one-year service period.  The Company uses historical data and projections to estimate expected employee behaviors related to restricted stock forfeitures.  The expected forfeitures are then included as part of the grant date estimate of compensation cost.  For service-based restricted stock awards, the grant date fair value is determined based on the closing bid price of the Company’s common stock on the grant date.

In January 2014, 2013 and 2012, 750,681 shares, 751,872 shares and 444,501 shares, respectively, of restricted stock, subject to certain market-based vesting criteria in addition to the standard three-year service condition, were granted to executive officers under the Equity Plan.  Vesting each year is subject to the condition that Whiting’s stock price increases by a greater percentage (or decreases by a lesser percentage) than the average percentage increase (or decrease, respectively) of the stock prices of a peer group of companies.  The market-based conditions must be met in order for the stock awards to vest, and it is therefore possible that no shares could vest in one or more of the three-year vesting periods.  However, the Company recognizes compensation expense for awards subject to market conditions regardless of whether it becomes probable that these conditions will be achieved or not, and compensation expense is not reversed if vesting does not actually occur.

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

	2014	2013	2012
Number of simulations	65,000	65,000	65,000
Expected volatility	42.3%	43.1%	51.9%
Risk-free interest rate	0.86%	0.41%	0.35%
Dividend yield	-	-	-

The grant date fair value of the market-based restricted stock as determined by the Monte Carlo valuation model was $26.59 per share, $23.01 per share and $29.45 per share in January 2014, 2013 and 2012, respectively.

The following table shows a summary of the Company’s nonvested restricted stock as of December 31, 2012, 2013 and 2014 as well as activity during the years then ended:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Restricted stock awards nonvested, January 1, 2012	724,395	$29.88
Granted	592,400	34.45
Vested	(357,170)	17.91
Forfeited	(8,599)	51.72
Restricted stock awards nonvested, December 31, 2012	951,026	37.02
Granted	940,792	27.59
Vested	(347,824)	35.32
Forfeited	(99,684)	30.95
Restricted stock awards nonvested, December 31, 2013	1,444,310	31.71
Granted	907,856	32.41
Assumed in Kodiak Acquisition (1)	304,926	37.25
Vested	(814,439)	34.05
Forfeited	(385,785)	34.86
Restricted stock awards nonvested, December 31, 2014	1,456,868	$31.16

_____________________

(1)

Kodiak’s existing restricted stock units and restricted stock awards held by employees, which automatically converted into 257,601 restricted stock units and 47,325 restricted stock awards of Whiting and vested upon closing of the Kodiak Acquisition.

As of December 31, 2014, there was $13 million of total unrecognized compensation cost related to unvested restricted stock granted under the stock incentive plans.  That cost is expected to be recognized over a weighted average period of 1.7 years. For the years ended December 31, 2014, 2013 and 2012, the total fair value of restricted stock vested was $31 million, $17 million and $19 million, respectively.

Stock Options.  Stock options may be granted to certain executive officers of the Company with exercise prices equal to the closing market price of the Company’s common stock on the grant date.  There were no stock options granted under either the 2003 Equity Plan or the 2013 Equity Plan during 2014 or 2013, other than the 673,235 stock options assumed in connection with the Kodiak Acquisition.  In January 2012, 45,359 stock options were granted under the 2003 Equity Plan.  The Company’s stock options vest ratably over a three-year service period from the grant date and are exercisable immediately upon vesting through the tenth anniversary of the grant date.

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

The following table shows a summary of the Company’s stock options outstanding as of December 31, 2012, 2013 and 2014 as well as activity during the years then ended:

				Weighted
				Average
		Weighted	Aggregate	Remaining
		Average	Intrinsic	Contractual
	Number of	Exercise Price	Value	Term
	Options	per Share	(in thousands)	(in years)
Options outstanding at January 1, 2012	377,336	$26.09
Granted	45,359	51.22
Exercised	-	-	$-
Forfeited or expired	-	-
Options outstanding at December 31, 2012	422,695	28.79
Granted	-	-
Exercised	-	-	$-
Forfeited or expired	(1,855)	60.28
Options outstanding at December 31, 2013	420,840	28.65
Granted	-	-
Assumed in Kodiak Acquisition	673,235	44.48
Exercised	(117,123)	15.21	$6,203,361
Forfeited or expired	(8,559)	50.51
Options outstanding at December 31, 2014	968,393	$41.09	$5,216,952	4.8
Options vested and expected to vest at December 31, 2014	905,107	$40.78	$4,984,431	4.8
Options exercisable at December 31, 2014	831,220	$38.45	$5,216,952	4.2

Unrecognized compensation cost as of December 31, 2014 related to unvested stock option awards was $1 million, which is expected to be recognized over a period of 1.2 years.

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

Noncontrolling Interest—The noncontrolling interest represents an unrelated third party’s 25% ownership interest in Sustainable Water Resources, LLC.  The table below summarizes the activity for the equity attributable to the noncontrolling interest (in thousands):

	Year Ended
	December 31,
	2014	2013
Balance at January 1	$8,132	$8,184
Net loss	(62)	(52)
Balance at December 31	$8,070	$8,132

10.         INCOME TAXES

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current income tax expense (refund):
Federal	$(2,758)	$7,060	$-
State	5,383	(6,074)	(669)
Total current income tax expense (refund)	2,625	986	(669)
Deferred income tax expense:
Federal	65,522	196,787	233,468
State	11,023	8,095	15,113
Total deferred income tax expense	76,545	204,882	248,581
Total	$79,170	$205,868	$247,912

Income tax expense differed from amounts that would result from applying the U.S. statutory income tax rate (35%) to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S. statutory income tax expense	$50,371	$200,155	$231,704
State income taxes, net of federal benefit	12,705	13,962	14,444
State income tax credits	-	(10,525)	-
Statutory depletion	(618)	(796)	(620)
Enacted changes in state tax laws	3,700	(1,416)	-
Market-based equity awards	2,805	-	-
Permanent items	3,504	2,122	1,524
Transaction costs	6,936	-	-
Other	(233)	2,366	860
Total	$79,170	$205,868	$247,912

The principal components of the Company’s deferred income tax assets and liabilities at December 31, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Deferred income tax assets:
Net operating loss carryforward	$588,330	$438,922
Production Participation Plan liability	26,942	32,245
Tax sharing liability	-	9,439
Asset retirement obligations	13,791	23,642
Underwriter fees	14,065	10,974
Restricted stock compensation	15,527	13,384
Premium on Senior Notes	7,979	-
EOR credit carryforwards	7,946	7,946
Alternative minimum tax credit carryforwards	15,694	18,452
Transaction costs	7,957	-
Other	9,493	3,234
Total deferred income tax assets	707,724	558,238
Less valuation allowance	(5,638)	(1,230)
Net deferred income tax assets	702,086	557,008
Deferred income tax liabilities:
Oil and gas properties	1,785,926	1,675,916
Trust distributions	129,437	149,332
Derivative instruments	64,898	10,438
Total deferred income tax liabilities	1,980,261	1,835,686
Total net deferred income tax liabilities	$1,278,175	$1,278,678

As of December 31, 2014, the Company had federal net operating loss (“NOL”) carryforwards of $1.7 billion.  Of this amount, $70 million in NOL carryforwards relate to tax deductions for stock compensation that exceed stock compensation costs recognized for financial statement purposes.  The benefit of these excess tax deductions will not be recognized as an NOL in the Company’s financial statements, until the related deductions reduce taxes payable and are thereby realized.  In addition, $170 million of NOL carryforwards are a result of the Kodiak Acquisition, and the utilization of this amount is limited to $77 million each year for the next three years.  The Company also has various state NOL carryforwards.  The determination of the state NOL carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and that can thereby impact the amount of such carryforwards.  If unutilized, the federal NOL will expire between 2028 and 2035, and the state NOLs will expire between 2015 and 2035.

EOR credits are a credit against federal income taxes for certain costs related to extracting high-cost oil, utilizing certain prescribed enhanced tertiary recovery methods.  As of December 31, 2014, the Company had recognized aggregate EOR credits of $8  million that are available to offset regular federal income taxes in the future.  These credits can be carried forward and will expire between 2023 and 2025.  Federal EOR credits are subject to phase-out according to the level of average domestic crude oil prices.  The EOR credit has been phased-out since 2006, but this phase-out affects only the periods for which EOR credits can be captured and not the periods in which such credits can be utilized.

The Company is subject to the alternative minimum tax (“AMT”) principally due to its significant intangible drilling cost deductions.  As of December 31, 2014, the Company had AMT credits totaling $16 million that are available to offset future regular federal income taxes.  These credits do not expire and can be carried forward indefinitely.

At December 31, 2014, the Company had a valuation allowance totaling $6 million, comprised of unamortized underwriter fees in Canada and foreign tax credit carryforwards, which will expire between 2015 and 2016.  These valuation allowances have been recorded because the Company determined it was more likely than not that the benefit from these deferred tax assets will not be realized due to the divestiture of all foreign operations.

In conjunction with the Kodiak Acquisition, the Company acquired Kodiak, which is a Canadian entity that is to be disregarded for U.S. tax purposes.  Kodiak holds an interest in Whiting Resources Corporation (formerly Kodiak Oil & Gas (USA) Inc.), a U.S. entity which has undistributed earnings at December 31, 2014.  These earnings are considered to be indefinitely reinvested, and accordingly, no provision has been provided for on those earnings.  If the Company were to repatriate those earnings in the form of dividends or otherwise, no taxes would result.

Net deferred income tax liabilities were classified in the consolidated balance sheets as follows (in thousands):

	Year Ended December 31,
	2014	2013
Assets:
Current deferred income taxes	$-	$-
Liabilities:
Current deferred income taxes	47,545	648
Non-current deferred income taxes	1,230,630	1,278,030
Net deferred income tax liabilities	$1,278,175	$1,278,678

The following table summarizes the activity related to the Company’s liability for unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning balance at January 1	$170	$170	$299
Decrease related to tax position taken in a prior period	-	-	(129)
Ending balance at December 31	$170	$170	$170

The unrecognized tax benefit balance at December 31, 2014 includes certain tax positions, the allowance of which would positively affect the annual effective income tax rate.  For the year ended December 31, 2014, the Company did not recognize any interest or penalties with respect to unrecognized tax benefits, nor did the Company have any such interest or penalties previously accrued.  The Company believes that it is reasonably possible that no increases or decreases to unrecognized tax benefits will occur in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and in various states, each with varying statutes of limitations.  The 2011 through 2014 tax years generally remain subject to examination by federal and state tax authorities.  Additionally, in conjunction with the Kodiak Acquisition, the Company has Canadian income tax filings which remain subject to examination by the related tax authorities for the 2009 through 2014 tax years.

11.         EARNINGS PER SHARE

The reconciliations between basic and diluted earnings per share are as follows (in thousands, except per share data):

	Year Ended
	December 31,
	2014	2013	2012
Basic Earnings Per Share
Numerator:
Net income available to shareholders	$64,807	$366,055	$414,189
Preferred stock dividends (1)	-	(494)	(1,077)
Net income available to common shareholders, basic	$64,807	$365,561	$413,112
Denominator:
Weighted average shares outstanding, basic	122,138	118,260	117,601
Diluted Earnings Per Share
Numerator:
Net income available to common shareholders, basic	$64,807	$365,561	$413,112
Preferred stock dividends	-	538	1,077
Adjusted net income available to common shareholders, diluted	$64,807	$366,099	$414,189
Denominator:
Weighted average shares outstanding, basic	122,138	118,260	117,601
Restricted stock and stock options	381	957	633
Convertible perpetual preferred stock	-	371	794
Weighted average shares outstanding, diluted	122,519	119,588	119,028
Earnings per common share, basic	$0.53	$3.09	$3.51
Earnings per common share, diluted	$0.53	$3.06	$3.48
_____________________

(1)

For the year ended December 31, 2013, amount includes a decrease of $0.04 million in preferred stock dividends for preferred stock dividends accumulated.  There were no accumulated dividend adjustments for the years ended December 31, 2014 or 2012.

For the year ended December 31, 2014, the diluted earnings per share calculation excludes (i) the dilutive effect of 803,902 incremental shares of restricted stock that did not meet its market-based vesting criteria as of December 31, 2014, and (ii) the anti-dilutive effect of 791 common shares for stock options that were out-of-the-money.  For the year ended December 31, 2013, the diluted earnings per share calculation excludes the dilutive effect of (i) 173,778 incremental shares of restricted stock that did not meet its market-based vesting criteria as of December 31, 2013, and (ii) 8,689 common shares for stock options that were out-of-the-money.  For the year ended December 31, 2012, the diluted earnings per share calculation excludes (i) the dilutive effect of 141,807 incremental shares of restricted stock that did not meet its market-based vesting criteria as of December 31, 2012, and (ii) the anti-dilutive effect of 7,720 common shares for stock options that were out-of-the-money.

12.         RELATED PARTY TRANSACTIONS

Whiting USA Trust I—As a result of Whiting’s retained ownership of 15.8%, or 2,186,389 units in Whiting USA Trust I, it is a related party of the Company.  The following table summarizes the related party receivable and payable balances between the Company and Trust I as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Assets
Unit distributions due from Trust I (1)	$652	$1,093
Liabilities
Unit distributions payable to Trust I (2)	$4,133	$6,932

_____________________

(1)	This amount represents Whiting’s 15.8% interest in the net proceeds due from Trust I and is included within accounts receivable trade, net in the Company’s consolidated balance sheets.

(2)

This amount represents net proceeds from Trust I’s underlying properties that the Company has received between the last Trust I distribution date and December 31, 2014 and 2013, respectively, but which the Company has not yet distributed to Trust I as of December 31, 2014 and 2013, respectively.  Due to ongoing processing of Trust I revenues and expenses after December 31, 2014 and 2013, the amount of Whiting’s next scheduled distribution to Trust I, and the related distribution by Trust I to its unitholders, will differ from this amount.  These amounts are included within accounts payable trade in the Company’s consolidated balance sheet.

For the year ended December 31, 2014, Whiting paid $30 million, net of state tax withholdings, in unit distributions to Trust I and received $5 million in distributions back from Trust I pursuant to its retained ownership in 2,186,389 Trust I units.

On January 28, 2015, the net profits interest that Whiting conveyed to Trust I terminated as a result of 9.11 MMBOE (which amount is equivalent to 8.20 MMBOE attributable to the net profits interest) having been produced and sold from the underlying properties.  Upon termination, the net profits interest in the underlying properties reverted back to Whiting, and Trust I will no longer be a related party.

Tax Sharing Liability—Prior to Whiting’s initial public offering in November 2003, it was a wholly-owned indirect subsidiary of Alliant Energy Corporation (“Alliant Energy”), and when the transactions discussed below were entered into, Alliant Energy was a related party of the Company.  As of December 31, 2004 and thereafter, Alliant Energy was no longer a related party.

In 2003, the Company entered into a Tax Separation and Indemnification Agreement with Alliant Energy, whereby the Company and Alliant Energy made certain tax elections with the effect that the tax bases of Whiting’s assets were increased. Such additional tax bases have resulted in increased income tax deductions for Whiting and, accordingly, have reduced income taxes otherwise payable by Whiting.  Under this Tax Separation and Indemnification Agreement, the Company agreed to pay to Alliant Energy (each year from 2004 to 2013) 90% of the tax benefits the Company realized annually as a result of this step-up in tax bases.  In 2014, Whiting was obligated to pay Alliant the present value of 90% of the remaining tax benefits expected to result from its increased tax bases, which payout assumes all such tax benefits will be realized in future years.

In March 2014, the Company made the final payment due Alliant Energy under this agreement totaling $26 million, including $3 million of interest.  During 2013 and 2012, the Company made payments of $2 million each year under this agreement and recognized interest expense of $3 million and $2 million, respectively.

Alliant Energy Guarantee—The Company holds a 6% working interest in three offshore platforms in California and the related onshore plant and equipment.  Alliant Energy has guaranteed the Company’s obligation in the abandonment of these assets.

13.         COMMITMENTS AND CONTINGENCIES

The table below shows the Company’s minimum future payments under non-cancelable operating leases and unconditional purchase obligations as of December 31, 2014 (in thousands):

	Payments due by period
	2015	2016	2017	2018	2019	Thereafter	Total
Non-cancelable leases	$7,692	$7,547	$6,610	$6,693	$5,844	$216	$34,602
Drilling rig contracts	146,141	101,855	30,788	-	-	-	278,784
Pipeline transportation agreements	5,948	9,722	9,559	9,559	9,559	50,091	94,438
Total	$159,781	$119,124	$46,957	$16,252	$15,403	$50,307	$407,824

Non-cancelable Leases—The Company leases 197,000 square feet of administrative office space in Denver, Colorado under an operating lease arrangement expiring in 2019,  47,900 square feet of office space in Midland, Texas expiring in 2020, an additional 36,300 square feet of administrative office space in Denver, Colorado assumed in the Kodiak Acquisition expiring in 2016, and 20,000 square feet of office space in Dickinson, North Dakota expiring in 2016.  In addition, the Company entered into a lease for several residential apartments in Watford City and Dickinson, North Dakota under an operating lease arrangement expiring in 2015.  Rental expense for 2014, 2013 and 2012 amounted to $7 million, $5 million and $6 million, respectively.  Minimum lease payments under the terms of non-cancelable operating leases as of December 31, 2014 are shown in the table above.

Drilling Rig Contracts—As of December 31, 2014, the Company had 18 drilling rigs under long-term contract, all of which were operating in the Rocky Mountains region.  Subsequent to December 31, 2014, the Company early terminated five of these long-term contracts incurring early termination penalties totaling approximately $27 million.  These penalties and the Company’s minimum drilling commitments under the terms of the 18 long-term drilling rig contracts as of December 31, 2014 are shown in the table above.  Of the remaining 13 long-term contracts, seven expire in 2016 and six in 2017.  Early termination of the remaining contracts would require termination penalties of $212 million, which would be in lieu of paying the remaining drilling commitments under these contracts.  No other drilling rigs working for the Company are currently under long-term contracts or contracts that cannot be terminated at the end of the well that is currently being drilled.  During 2014, 2013 and 2012, the Company made payments of $106 million, $93 million and $101 million, respectively, under these long-term contracts, which are initially capitalized as a component of oil and gas properties and either depleted in future periods or written off as exploration expense.

Pipeline Transportation Agreements—The Company has two ship-or-pay agreements with different suppliers,  one expiring in 2015 and one expiring in 2017, whereby it has committed to transport a minimum daily volume of CO2 or water, as the case may be, via certain pipelines or else pay for any deficiencies at a price stipulated in the contracts.    Although minimum daily quantities are specified in the agreements, the actual CO2 or water volumes transported and their corresponding unit prices are variable over the term of the contracts.  As a result, the future minimum payments for each of the five succeeding fiscal years are not fixed and determinable and are not therefore included in the table above.  As of December 31, 2014, the Company estimated future commitments under these ship-or-pay agreements to approximate $20 million through 2017.

In addition, the Company has three pipeline transportation agreements, one expiring in 2024 and two expiring in 2025, whereby it has committed to pay monthly reservation fees on dedicated pipelines for natural gas and NGL transportation capacity from the Redtail field, plus a variable charge based on actual transportation volumes.  These fixed monthly reservation fees totaling approximately $94 million have been included in the table above.

During 2014, 2013 and 2012, transportation of natural gas, CO2 and water under these contracts amounted to $13 million, $4 million and $3 million, respectively.  As of December 31, 2014, the Company estimated future commitments under all of these pipeline transportation agreements to approximate $114 million through 2025.

Purchase Contracts—The Company has three take-or-pay purchase agreements, of which one agreement expires in 2015 and two agreements expire in 2017.  One of these agreements contains commitments to buy certain volumes of CO2 for use in its EOR project in the North Ward Estes field in Texas.  Under the remaining two take-or-pay agreements, the Company has committed to buy certain volumes of water for use in the fracture stimulation process of wells in its Redtail field. Under the terms of these agreements, the Company is obligated to purchase a minimum volume of CO2 or water, as the case may be, or else pay for any deficiencies at the price stipulated in the contract.  The CO2 volumes planned for use in the Company’s EOR project in the North Ward Estes field and the water volumes planned for use at our Redtail field currently exceed the minimum volumes specified in all of these agreements, therefore, the Company expects to avoid any payments for deficiencies under these contracts.  During 2014, 2013 and 2012, purchases of CO2 and water amounted to $105 million, $84 million and $83 million, respectively.  Although minimum daily quantities are specified in the agreements, the actual CO2 or water volumes purchased and their corresponding unit prices are variable over the term of the contracts.  As a result, the future minimum payments for each of the five succeeding fiscal years are not fixed and determinable and are not therefore included in the table above.  As of December 31, 2014, the Company estimated future commitments under all of these purchase agreements to approximate $149 million through 2017.

Delivery Commitments—The Company has various physical delivery contracts which require the Company to deliver fixed volumes of crude oil.  As of December 31, 2014, the Company had delivery commitments of 12.4 MMBbl, 17.8 MMBbl, 19.6 MMBbl, 21.5 MMBbl, 23.3 MMBbl and 6.0 MMBbl of crude oil for the years ended December 31, 2015 through 2020, respectively.  These delivery commitments relate to crude oil production at Whiting’s Redtail field in the DJ Basin in Weld County, Colorado.  As of December 31, 2014, the Company determined that it is no longer probable that future oil production from its Redtail field will be sufficient to meet the minimum volume requirements specified in these physical delivery contracts, and as a result, the Company expects to make periodic deficiency payments for any shortfalls in delivering the minimum committed volumes.  The Company currently anticipates that it will under-deliver by a total of approximately 10.4 MMBbl over the duration of the contracts, which would require undiscounted aggregate deficiency payments of approximately $49 million over the next 5 years.  The Company recognizes any monthly deficiency payments in the period in which the underdelivery takes place and the related liability has been incurred.  The table above does not include any such deficiency payments that may be incurred under the Company’s physical delivery contracts, since it cannot be predicted with accuracy the amount and timing of any such penalties incurred.

Litigation—The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the ordinary course of business.  We accrue a loss contingency for these lawsuits and claims when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  Accordingly, no material amounts for loss contingencies associated with litigation, claims or assessments have been accrued at December 31, 2014 or 2013.  While the outcome of these lawsuits and claims cannot be predicted with certainty, it is the opinion of the Company’s management that the loss for any litigation matters and claims that are reasonably possible to occur will not have a material adverse effect, individually or in the aggregate, on its consolidated financial position, cash flows or results of operations.

14.         SUBSEQUENT EVENT

On January 7, 2015, as required under the Kodiak Indentures upon a change in control, Whiting offered to repurchase at 101% of par all $1,550 million principal amount of Kodiak Notes outstanding.  The repurchase offer expires on March 3, 2015.  The Company expects to fund any payments due as a result of such repurchase offer with borrowings under its revolving credit facility.

15.         OIL AND GAS ACTIVITIES

The Company’s oil and gas activities for 2014, 2013 and 2012 were entirely within the United States.  Costs incurred in oil and gas producing activities were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Development (1)	$2,891,893	$2,132,824	$1,667,182
Proved property acquisition (2)	2,278,855	232,572	19,785
Unproved property acquisition (2)	1,035,439	174,103	119,175
Exploration	216,587	363,234	436,084
Total	$6,422,774	$2,902,733	$2,242,226

_____________________

(1)

During 2014, 2013 and 2012, non-cash additions to oil and gas properties of $45 million, $30 million and $36 million, respectively, which relate to estimated costs of the future plugging and abandonment of the Company’s oil and gas wells, are included in development costs in the table above.

(2)	During 2014, amounts include $2.3 billion of non-cash proved property additions and $1.0 billion of non-cash unproved property additions related to the Kodiak Acquisition.

Net capitalized costs related to the Company’s oil and gas producing activities were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Proved oil and gas properties	$12,956,834	$9,196,845
Unproved oil and gas properties	1,992,868	868,305
Accumulated depletion	(3,003,270)	(2,645,841)
Oil and gas properties, net	$11,946,432	$7,419,309

Exploratory well costs that are incurred and expensed in the same annual period have not been included in the table below.  The net changes in capitalized exploratory well costs were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning balance at January 1	$85,378	$108,861	$90,519
Additions to capitalized exploratory well costs pending the determination of proved reserves	145,336	281,951	384,223
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(200,869)	(291,962)	(358,625)
Capitalized exploratory well costs charged to expense	(15,552)	(13,472)	(7,256)
Ending balance at December 31	$14,293	$85,378	$108,861

At December 31, 2014, the Company had no costs capitalized for exploratory wells in progress for a period of greater than one year  after the completion of drilling.

16.         DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

For all years presented our independent petroleum engineers independently estimated all of the proved, probable and possible reserve quantities included in this annual report.  In connection with our external petroleum engineers performing their independent reserve estimations, we furnish them with the following information that they review: (1) technical support data, (2) technical analysis of geologic and engineering support information, (3) economic and production data and (4) our well ownership interests.  The independent petroleum engineers, Cawley, Gillespie & Associates, Inc., evaluated 100% of our estimated proved reserve quantities and their related pre-tax future net cash flows as of December 31, 2014.  Proved reserve estimates included herein conform to the definitions prescribed by the SEC.  Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

As of December 31, 2014, all of the Company’s oil and gas reserves are attributable to properties within the United States.  A summary of the Company’s changes in quantities of proved oil and gas reserves for the years ended December 31, 2012, 2013 and 2014 are as follows:

	Oil	NGLs	Natural Gas	Total
	(MBbl)	(MBbl)	(MMcf)	(MBOE)
Balance—January 1, 2012	260,144	37,609	284,975	345,249
Extensions and discoveries	68,134	6,526	40,915	81,479
Sales of minerals in place	(7,960)	(320)	(13,987)	(10,611)
Production	(23,139)	(2,766)	(25,827)	(30,209)
Revisions to previous estimates	4,106	(951)	(61,812)	(7,148)
Balance—December 31, 2012	301,285	40,098	224,264	378,760
Extensions and discoveries	88,293	9,830	63,893	108,772
Sales of minerals in place	(36,992)	(4,777)	(12,411)	(43,838)
Purchases of minerals in place	14,543	1,311	7,751	17,146
Production	(27,035)	(2,821)	(26,917)	(34,342)
Revisions to previous estimates	7,327	1,228	20,934	12,044
Balance—December 31, 2013	347,421	44,869	277,514	438,542
Extensions and discoveries	146,122	12,947	94,452	174,811
Sales of minerals in place	(1,642)	-	(2,925)	(2,130)
Purchases of minerals in place	169,586	-	156,140	195,609
Production	(33,485)	(3,283)	(30,218)	(41,804)
Revisions to previous estimates	15,627	151	(2,943)	15,288
Balance—December 31, 2014	643,629	54,684	492,020	780,316

Proved developed reserves:
December 31, 2011	180,975	22,109	211,297	238,300
December 31, 2012	190,845	24,204	160,893	241,864
December 31, 2013	198,204	23,721	183,129	252,446
December 31, 2014	333,593	28,935	298,237	412,234

Proved undeveloped reserves:
December 31, 2011	79,169	15,500	73,678	106,949
December 31, 2012	110,440	15,894	63,371	136,896
December 31, 2013	149,217	21,148	94,385	186,096
December 31, 2014	310,036	25,749	193,783	368,082

Notable changes in proved reserves for the year ended December 31, 2014 included:

•

Extensions and discoveries.  In 2014, total extensions and discoveries of 174.8 MMBOE were primarily attributable to successful drilling at the Redtail, Sanish, Hidden Bench, Missouri Breaks, Pronghorn, Tarpon and Cassandra fields.  Both the new wells drilled in these areas as well as the PUD locations added as a result of drilling increased the Company’s proved reserves.

•

Sales of minerals in place.  In 2014, total sales of minerals in place of 2.1 MMBOE were primarily attributable to the disposition of properties in the Big Tex prospect, further described in the Acquisitions and Divestitures footnote, as well as other property divestitures in the Lucky Ditch, Whiskey Springs and Bridger Lake fields, which decreased the Company’s proved reserves.

•

Purchases of minerals in place.  In 2014, total purchases of minerals in place of 195.6 MMBOE were primarily attributable to the Kodiak Acquisition, whereby we acquired interests in 778 producing oil and gas wells and undeveloped acreage in the Williston Basin, further described in the Acquisitions and Divestitures footnote, which increased the Company’s proved reserves.

•

Revisions to previous estimates.  In 2014, revisions to previous estimates increased proved developed and undeveloped reserves by a net amount of 15.3 MMBOE.  Included in these revisions were (i) 15.6 MMBOE of net upward adjustments attributable to reservoir analysis and well performance and (ii) 0.3 MMBOE of downward adjustments caused by lower crude oil prices incorporated into the Company’s reserve estimates at December 31, 2014 as compared to December 31, 2013.

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

As discussed in Deferred Compensation within these footnotes to the consolidated financial statements, the Company had a Production Participation Plan (the “Plan”) in which all employees participated.  On June 11, 2014, the Board of Directors of the Company terminated the Plan effective December 31, 2013.  The reserve disclosures above include oil and natural gas reserve volumes that were allocated to the Plan prior to its termination.  Once allocated to Plan participants, the interests were fixed.  Interest allocations prior to 1995 consisted of 2%–3% overriding royalty interests.  Interest allocations after 1995 were 1.75%–5% of oil and gas sales less lease operating expenses and production taxes from the production allocated to the Plan.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC Topic 932, Extractive Activities—Oil and Gas.  Future cash inflows as of December 31, 2014, 2013 and 2012 were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2014, 2013 and 2012, respectively) to estimated future production.  Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming the continuation of existing economic conditions.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows (in thousands):

	December 31,
	2014	2013	2012
Future cash flows	$59,949,707	$35,178,399	$29,308,752
Future production costs	(20,772,234)	(12,973,292)	(11,397,332)
Future development costs	(7,924,573)	(5,355,383)	(3,181,618)
Future income tax expense	(8,579,237)	(3,954,401)	(4,278,529)
Future net cash flows	22,673,663	12,895,323	10,451,273
10% annual discount for estimated timing of cash flows	(11,830,243)	(6,301,462)	(5,044,240)
Standardized measure of discounted future net cash flows	$10,843,420	$6,593,861	$5,407,033

Future cash flows as shown above are reported without consideration for the effects of open hedge contracts at each period end.  If the effects of hedging transactions were included in the computation, then undiscounted future cash inflows would have decreased by $7 million in 2014, would not have changed in 2013 and would have decreased by $20 million in 2012.

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows (in thousands):

	December 31,
	2014	2013	2012
Beginning of year	$6,593,861	$5,407,033	$5,272,492
Sale of oil and gas produced, net of production costs	(2,274,682)	(2,010,925)	(1,589,665)
Sales of minerals in place	(48,532)	(1,064,195)	(438,614)
Net changes in prices and production costs	81,522	902,916	(1,061,495)
Extensions, discoveries and improved recoveries	3,950,413	2,827,321	3,708,780
Previously estimated development costs incurred during the period	1,149,926	832,096	526,982
Changes in estimated future development costs	(3,382,849)	(1,264,189)	(1,498,592)
Purchases of minerals in place	4,420,417	445,669	-
Revisions of previous quantity estimates	345,775	313,069	(295,432)
Net change in income taxes	(651,817)	(335,637)	255,328
Accretion of discount	659,386	540,703	527,249
End of year	$10,843,420	$6,593,861	$5,407,033

Future net revenues included in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves incorporate calculated weighted average sales prices (inclusive of adjustments for quality and location) in effect at December 31, 2014, 2013 and 2012 as follows:

	2014	2013	2012
Oil (per Bbl)	$84.69	$90.80	$87.15
NGLs (per Bbl)	$46.59	$54.38	$58.15
Natural Gas (per Mcf)	$5.88	$4.30	$3.21

17.         QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly financial data for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Oil, NGL and natural gas sales	$721,250	$825,760	$805,054	$672,553
Operating profit (1)	$311,169	$370,033	$326,215	$177,722
Net income (loss)	$109,051	$151,426	$157,961	$(353,693)
Basic earnings (loss) per share	$0.92	$1.27	$1.33	$(2.69)
Diluted earnings (loss) per share	$0.91	$1.26	$1.32	$(2.68)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Oil, NGL and natural gas sales	$605,114	$651,868	$706,543	$703,024
Operating profit (1)	$252,806	$269,528	$316,764	$280,311
Net income (loss)	$86,244	$134,944	$204,091	$(59,276)
Basic earnings (loss) per share	$0.73	$1.14	$1.72	$(0.50)
Diluted earnings (loss) per share	$0.72	$1.14	$1.71	$(0.50)

_____________________

(1)	Oil, NGL and natural gas sales less lease operating expense, production taxes and depreciation, depletion and amortization.

******

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chairman, President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2014.  Based upon their evaluation of these disclosures controls and procedures, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the year ended  December 31, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.  Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Kodiak Acquisition on December 8, 2014.   Kodiak’s consolidated total assets and total revenues represent approximately 32% of our consolidated total assets at December 31, 2014 and 1% of our consolidated revenues for the year ended December 31, 2014.  We are in the process of integrating Kodiak’s and our internal control over financial reporting.  As a result of these integration activities, certain controls will be evaluated and may be changed.  We believe, however, that we will be able to maintain sufficient internal control over financial reporting throughout this integration process.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein on the following page.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Whiting Petroleum Corporation

Denver, Colorado

We have audited the internal control over financial reporting of Whiting Petroleum Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Kodiak Oil & Gas Corp. (“Kodiak”), which was acquired on December 8, 2014, and whose financial statements constitute 32% of total assets as of December 31, 2014 and 1% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2014.  Accordingly, our audit did not include the internal control over financial reporting at Kodiak.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 27,  2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

February 27,  2015

Item 9B.       Other Information

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

The information included under the captions “Corporate Governance – Proposal 1 – Election of Directors,” “Corporate Governance – Board Committee Information – Audit Committee” and “Share Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for Whiting Petroleum Corporation’s 2015 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  Information with respect to our executive officers appears in Part I of this Annual Report on Form 10‑K.

We have adopted the Whiting Petroleum Corporation Code of Business Conduct and Ethics that applies to our directors, our Chairman, President and Chief Executive Officer, our Chief Financial Officer, our Controller and Treasurer and other persons performing similar functions.  We have posted a copy of the Whiting Petroleum Corporation Code of Business Conduct and Ethics on our website at www.whiting.com.  The Whiting Petroleum Corporation Code of Business Conduct and Ethics is also available in print to any stockholder who requests it in writing from the Corporate Secretary of Whiting Petroleum Corporation.  We intend to satisfy the disclosure requirements under Item 5.05 of Form 8‑K regarding amendments to, or waivers from, the Whiting Petroleum Corporation Code of Business Conduct and Ethics by posting such information on our website at www.whiting.com.

We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

Item 11.       Executive Compensation

The information required by this Item is included under the captions “Corporate Governance – Director Compensation,”  “Executive Compensation” (other than “Executive Compensation – Proposal 2 – Advisory Vote on the Compensation of Our Named Executive Officers”) in the Proxy Statement and is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the captions  “Share Ownership – Directors and Executive Officers” and “Share Ownership – Certain Beneficial Owners” in the Proxy Statement and is incorporated herein by reference.  The following table sets forth information with respect to compensation plans under which equity securities of Whiting Petroleum Corporation are authorized for issuance as of December 31, 2014.

Equity Compensation Plan Information

Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected in
Plan Category	warrants and rights	warrants and rights	the first column)
Equity compensation plans approved by security holders (1)	968,393	$41.09	5,048,433 (2)
Equity compensation plans not approved by security holders	-	N/A	-
Total	968,393	$41.09	5,048,433 (2)

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

(2)	Number of securities reduced by 968,393 stock options outstanding and 1,456,868 shares of restricted common stock previously issued for which the restrictions have not lapsed.

Item 13.       Certain Relationships, Related Transactions and Director Independence

The information required by this Item is included under the caption “Corporate Governance – Governance Information – Independence of Directors” and “Corporate Governance – Governance Information – Transactions with Related Persons” in the Proxy Statement and is incorporated herein by reference.

Item 14.       Principal Accounting Fees and Services

The information required by this Item is included under the caption “Audit Matters – Audit and Non-Audit Fees and Services” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.       Exhibits, Financial Statement Schedules

(a)	1.Financial statements – Refer to the Index to Consolidated Financial Statements included in Item 8 of this Form 10-K for a list of all financial statements filed as part of this report.
2.Financial statement schedules – The following financial statement schedule is filed as part of this Annual Report on Form 10-K:
a.Schedule I – Condensed Financial Information of Registrant

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

3.Exhibits – The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10‑K.
(b)	Exhibits
The exhibits listed in the accompanying exhibit index are filed (except where otherwise indicated) as part of this report.
(c)	Financial statement schedules

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

WHITING PETROLEUM CORPORATION

CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY

CONDENSED BALANCE SHEETS

(in thousands)

	December 31,
	2014	2013
ASSETS
Current assets	$3,859	$5,120
Investment in subsidiaries	5,464,763	2,707,184
Intercompany receivable	2,907,270	3,796,321
Total assets	$8,375,892	$6,508,625

LIABILITIES AND EQUITY
Current liabilities	$27,738	$26,054
Long-term debt	2,653,180	2,653,834
Other long-term liabilities	-	170
Shareholders’ equity	5,694,974	3,828,567
Total liabilities and equity	$8,375,892	$6,508,625

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2014	2013	2012
OPERATING EXPENSES:
General and administrative	$(1,010)	$(1,131)	$(16,506)
Interest expense	(1,864)	(2,922)	(2,168)
Equity in earnings of subsidiaries	66,100	361,732	425,870
INCOME BEFORE INCOME TAXES	63,226	357,679	407,196
Income tax benefit	1,581	8,376	6,993
NET INCOME	$64,807	$366,055	$414,189
COMPREHENSIVE INCOME	$64,807	$366,055	$414,189

See notes to condensed financial statements.

Schedule I

WHITING PETROLEUM CORPORATION

CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$-	$-	$16,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany receivable	26,373	(2,048,253)	(14,094)
Issuance of 5% Senior Notes due 2019	-	1,100,000	-
Issuance of 5.75% Senior Notes due 2021	-	1,204,000	-
Redemption of 7% Senior Subordinated Notes due 2014	-	(253,988)	-
Repayment of tax sharing liability	(26,373)	(1,759)	(2,329)
Net cash used in financing activities	-	-	(16,423)
NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-	-
CASH AND CASH EQUIVALENTS:
Beginning of period	-	-	-
End of period	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair value of equity issued in the Kodiak Acquisition	$2,696,094	$-	$-
Distributions from Whiting USA Trust I	$4,614	$4,749	$5,827
Preferred stock dividends paid	$-	$(538)	$(1,077)

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

Restricted Assets of Registrant—Except for limited exceptions, including the payment of interest on the senior notes and senior subordinated notes, Whiting Oil and Gas Corporation’s (“Whiting Oil and Gas”) credit agreement restricts the ability of Whiting Oil and Gas to make any dividend payments, distributions or other payments to the Parent Company.  As of December 31, 2014, total restricted net assets were $6.9 billion.  Accordingly, these condensed financial statements have been prepared pursuant to Rule 5-04 of Regulation S-X of the Securities Exchange Act of 1934, as amended.

2.      LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

The Parent Company’s long-term debt and other long-term liabilities consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Long-term debt:
6.5% Senior Subordinated Notes due 2018	$350,000	$350,000
5% Senior Notes due 2019	1,100,000	1,100,000
5.75% Senior Notes due 2021, including unamortized debt premium of $3,180 and $3,834, respectively	1,203,180	1,203,834
Other long-term liabilities	-	170
Total long-term debt and other long-term liabilities	$2,653,180	$2,654,004

Scheduled maturities of the Parent Company’s principal amounts of long-term debt and other long-term liabilities (including the current portions thereof) as of December 31, 2014 were as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Amounts due	$-	$-	$-	$350,000	$1,100,000	$1,200,000	$2,650,000

For further information on the Senior Subordinated Notes, Senior Notes and tax sharing liability, refer to the Long-Term Debt and Related Party Transactions notes to the consolidated financial statements of the Registrant.

3.      SHAREHOLDERS’ EQUITY

6.25% Convertible Perpetual Preferred Stock—In June 2009, the Parent Company completed a public offering of 6.25% convertible perpetual preferred stock (“preferred stock”), selling 3,450,000 shares at a price of $100.00 per share.  As a result of voluntary conversions and the Parent Company exercising its right to mandatorily convert shares of preferred stock effective June 27, 2013, all 172,129 remaining shares of preferred stock outstanding on March 31, 2013, were converted into 792,919 shares of common stock.  As of December 31, 2014, no shares of preferred stock remained outstanding.

For further information on the convertible perpetual preferred stock, refer to the Shareholders’ Equity note to the consolidated financial statements of the Registrant.

******

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February,  2015.

WHITING PETROLEUM CORPORATION

By	/s/ James J. Volker
James J. Volker
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James J. Volker James J. Volker	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015
/s/ Michael J. Stevens Michael J. Stevens	Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2015
/s/ Brent P. Jensen Brent P. Jensen	Controller and Treasurer (Principal Accounting Officer)	February 27, 2015
/s/ Thomas L. Aller Thomas L. Aller	Director	February 27, 2015
/s/ D. Sherwin Artus D. Sherwin Artus	Director	February 27, 2015
/s/ James E. Catlin James E. Catlin	Director	February 27, 2015
/s/ Philip E. Doty Philip E. Doty	Director	February 27, 2015
/s/ William N. Hahne William N. Hahne	Director	February 27, 2015
/s/ Allan R. Larson Allan R. Larson	Director	February 27, 2015
/s/ Lynn A. Peterson Lynn A. Peterson	Director	February 27, 2015
/s/ Michael B. Walen Michael B. Walen	Director	February 27, 2015

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
(2.1)^

Arrangement Agreement, dated as of July 13, 2014, by and among Whiting Petroleum Corporation, 1007695 B.C. Ltd. and Kodiak Oil & Gas Corp. [Incorporated by reference to Exhibit 2.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on July 14, 2014 (File No. 001-31899)].

(3.1)

Restated Certificate of Incorporation of Whiting Petroleum Corporation [Incorporated by reference to Exhibit 3.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on July 1, 2013 (File No. 001-31899)].

(3.2)

Amended and Restated By-laws of Whiting Petroleum Corporation, effective February 20, 2014 [Incorporated by reference to Exhibit 3.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on February 20, 2014 (File No. 001-31899)].

(4.1)

Sixth Amended and Restated Credit Agreement, dated as of August 27, 2014, among Whiting Petroleum Corporation, Whiting Oil and Gas Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various other agents party thereto [Incorporated by reference to Exhibit 4.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on August 28, 2014 (File No. 001-31899)].

(4.2)^

Amended and Restated Guaranty and Collateral Agreement, dated as of December 8, 2014, among Whiting Petroleum Corporation, Whiting Oil and Gas Corporation, Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC and JPMorgan Chase Bank, N.A., as Administrative Agent [Incorporated by reference to Exhibit 4.16 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on December 8, 2014 (File No. 001-31899)].

(4.3)

Maximum Credit Amount Increase Agreement, dated as of December 19, 2014, among Whiting Petroleum Corporation, Whiting Oil and Gas Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent [Incorporated by reference to Exhibit 4.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on December 22, 2014 (File No. 001-31899)].

(4.4)

Subordinated Indenture, dated as of April 19, 2005, by and among Whiting Petroleum Corporation, Whiting Oil and Gas Corporation, Whiting Programs, Inc., Equity Oil Company (succeeded to Whiting Oil and Gas Corporation) and The Bank of New York Mellon Trust Company, N.A., as successor trustee [Incorporated by reference to Exhibit 4.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 24, 2010 (File No. 001-31899)].

(4.5)

Second Supplemental Indenture, dated September 24, 2010, among Whiting Petroleum Corporation, Whiting Oil and Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating the 6.5% Senior Subordinated Notes due 2018 [Incorporated by reference to Exhibit 4.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 24, 2010 (File No. 001-31899)].

(4.6)

Supplemental Indenture and Amendment – Subsidiary Guarantee, dated as of December 11, 2014, among Whiting Petroleum Corporation, Whiting Canadian Holding Company ULC, Whiting Resources Corporation, Whiting US Holding Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 6.5% Senior Subordinated Notes Due 2018 [Incorporated by reference to Exhibit 4.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on December 12, 2014 (File No. 001-31899)].

(4.7)

Indenture, dated September 12, 2013, among Whiting Petroleum Corporation, Whiting Oil and Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee [Incorporated by reference to Exhibit 4.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 12, 2013 (File No. 001-31899)].

(4.8)

First Supplemental Indenture, dated September 12, 2013, among Whiting Petroleum Corporation, Whiting Oil and Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating the 5.0% Senior Notes due 2019 [Incorporated by reference to Exhibit 4.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 12, 2013 (File No. 001-31899)].

(4.9)

Supplemental Indenture and Amendment – Subsidiary Guarantee, dated as of December 11, 2014, among Whiting Petroleum Corporation, Whiting Canadian Holding Company ULC, Whiting Resources Corporation, Whiting US Holding Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 5.0% Senior Notes Due 2019 [Incorporated by reference to Exhibit 4.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on December 12, 2014 (File No. 001-31899)].

(4.10)

Second Supplemental Indenture, dated September 12, 2013, among Whiting Petroleum Corporation, Whiting Oil and Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating the 5.75% Senior Notes due 2021 [Incorporated by reference to Exhibit 4.3 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 12, 2013 (File No. 001-31899)].

(4.11)

Supplemental Indenture and Amendment – Subsidiary Guarantee, dated as of December 11, 2014, among Whiting Petroleum Corporation, Whiting Canadian Holding Company ULC, Whiting Resources Corporation, Whiting US Holding Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 5.75% Senior Notes Due 2021 [Incorporated by reference to Exhibit 4.3 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on December 12, 2014 (File No. 001-31899)].

Exhibit
Number	Exhibit Description
(4.12)^

Indenture, dated November 23, 2011, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., U.S. Bank National Association and Computershare Trust Company of Canada, relating to the Kodiak Oil & Gas Corp. 8.125% Senior Notes Due 2019 [Incorporated by reference to Exhibit 4.2 to Kodiak Oil & Gas Corp.’s Current Report on Form 8-K filed on November 23, 2011 (File No. 001-32920)].

(4.13)^

Supplemental Indenture, dated as of July 30, 2013, among Kodiak Oil & Gas Corp., Kodiak Williston, LLC, KOG Finance, LLC, U.S. Bank National Association and Computershare Trust Company of Canada, to the Indenture, dated as of November 23, 2011, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., U.S. Bank National Association and Computershare Trust Company of Canada, relating to the Kodiak Oil & Gas Corp. 8.125% Senior Notes Due 2019 [Incorporated by reference to Exhibit 4.1 to Kodiak Oil & Gas Corp.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013 (File No. 001-32920)].

(4.14)^

Supplemental Indenture, dated as of October 3, 2014, among Kodiak Oil & Gas Corp., KOG Oil & Gas ULC, U.S. Bank National Association and Computershare Trust Company of Canada, to the Indenture, dated as of November 23, 2011, as supplemented, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., U.S. Bank National Association and Computershare Trust Company of Canada, relating to the Kodiak Oil & Gas Corp. 8.125% Senior Notes Due 2019 [Incorporated by reference to Exhibit 4.1 to Kodiak Oil & Gas Corp.’s Current Report on Form 8-K filed on October 6, 2014 (File No. 001-32920)].

(4.15)^

First Supplemental Indenture, dated October 17, 2014, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., KOG Finance, LLC, Kodiak Williston, LLC, KOG Oil & Gas ULC, U.S. Bank National Association, as trustee, Computershare Trust Company of Canada, as Canadian trustee, and Whiting Petroleum Corporation, relating to the Kodiak Oil & Gas Corp. 8.125% Senior Notes Due 2019 [Incorporated by reference to Exhibit 4.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on October 20, 2014 (File No. 001-31899)].

(4.16)^

Second Supplemental Indenture, dated as of December 4, 2014, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC, Whiting Oil and Gas Corporation, Whiting US Holding Company, U.S. Bank National Association, as trustee, Computershare Trust Company of Canada, as Canadian Trustee, relating to the 8.125% Senior Notes Due 2019 [Incorporated by reference to Exhibit 4.12 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on December 8, 2014 (File No. 001-31899)].

(4.17)^

Indenture, dated January 15, 2013, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., U.S. Bank, National Association, as trustee, and Computershare Trust Company of Canada, as the Canadian trustee, relating to the Kodiak Oil & Gas Corp. 5.5% Senior Notes Due 2021 [Incorporated by reference to Exhibit 4.2 to Kodiak Oil & Gas Corp.’s Current Report on Form 8-K filed on January 15, 2013 (File No. 001-32920)].

(4.18)^

Supplemental Indenture, dated as of July 30, 2013, among Kodiak Oil & Gas Corp., Kodiak Williston, LLC, KOG Finance, LLC, U.S. Bank National Association and Computershare Trust Company of Canada, to the Indenture, dated as of January 15, 2013, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., U.S. Bank National Association and Computershare Trust Company of Canada, relating to the Kodiak Oil & Gas Corp. 5.5% Senior Notes Due 2021 [Incorporated by reference to Exhibit 4.2 to Kodiak Oil & Gas Corp.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013 (File No. 001-32920)].

(4.19)^

Supplemental Indenture, dated as of October 3, 2014, among Kodiak Oil & Gas Corp., KOG Oil & Gas ULC, U.S. Bank National Association and Computershare Trust Company of Canada, to the Indenture, dated as of January 15, 2013, as supplemented, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., U.S. Bank National Association and Computershare Trust Company of Canada, relating to the Kodiak Oil & Gas Corp. 5.5% Senior Notes Due 2021 [Incorporated by reference to Exhibit 4.2 to Kodiak Oil & Gas Corp.’s Current Report on Form 8-K filed on October 6, 2014 (File No. 001-32920)].

(4.20)^

First Supplemental Indenture, dated October 17, 2014, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., KOG Finance, LLC, Kodiak Williston, LLC, KOG Oil & Gas ULC, U.S. Bank National Association, as trustee, Computershare Trust Company of Canada, as Canadian trustee, and Whiting Petroleum Corporation, relating to the Kodiak Oil & Gas Corp. 5.5% Senior Notes Due 2021 [Incorporated by reference to Exhibit 4.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on October 20, 2014 (File No. 001-31899)].

(4.21)^

Second Supplemental Indenture, dated as of December 4, 2014, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC, Whiting Oil and Gas Corporation, Whiting US Holding Company, U.S. Bank National Association, as trustee, Computershare Trust Company of Canada, as Canadian Trustee, relating to the 5.5% Senior Notes Due 2021 [Incorporated by reference to Exhibit 4.13 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on December 8, 2014 (File No. 001-31899)].

(4.22)^

Indenture, dated July 26, 2013, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., KOG Finance, LLC, Kodiak Williston, LLC, U.S. Bank National Association, as trustee, and Computershare Trust Company of Canada, as Canadian trustee, relating to the Kodiak Oil & Gas Corp. 5.5% Senior Notes Due 2022 [Incorporated by reference to Exhibit 4.2 to Kodiak Oil & Gas Corp.’s Current Report on Form 8-K filed on July 26, 2013 (File No. 001-32920)].

Exhibit
Number	Exhibit Description
(4.23)^

Supplemental Indenture, dated as of October 3, 2014, among Kodiak Oil & Gas Corp., KOG Oil & Gas ULC, U.S. Bank National Association and Computershare Trust Company of Canada, to the Indenture, dated as of July 26, 2013, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., U.S. Bank National Association and Computershare Trust Company of Canada, relating to the Kodiak Oil & Gas Corp. 5.5% Senior Notes Due 2022 [Incorporated by reference to Exhibit 4.3 to Kodiak Oil & Gas Corp.’s Current Report on Form 8-K filed on October 6, 2014 (File No. 001-32920)].

(4.24)^

First Supplemental Indenture, dated October 17, 2014, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., KOG Finance, LLC, Kodiak Williston, LLC, KOG Oil & Gas ULC, U.S. Bank National Association, as trustee, Computershare Trust Company of Canada, as Canadian trustee, and Whiting Petroleum Corporation, relating to the Kodiak Oil & Gas Corp. 5.5% Senior Notes Due 2022 [Incorporated by reference to Exhibit 4.3 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on October 20, 2014 (File No. 001-31899)].

(4.25)^

Second Supplemental Indenture, dated as of December 4, 2014, among Kodiak Oil & Gas Corp., Kodiak Oil & Gas (USA) Inc., Kodiak Williston, LLC, Whiting Oil and Gas Corporation, Whiting US Holding Company, U.S. Bank National Association, as trustee, Computershare Trust Company of Canada, as Canadian Trustee, relating to the 5.5% Senior Notes Due 2022 [Incorporated by reference to Exhibit 4.14 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on December 8, 2014 (File No. 001-31899)].

(4.26)

Rights Agreement, dated as of February 23, 2006, between Whiting Petroleum Corporation and Computershare Trust Company, Inc. [Incorporated by reference to Exhibit 4.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on February 24, 2006 (File No. 001‑31899)].

(10.1)*

Whiting Petroleum Corporation 2003 Equity Incentive Plan, as amended through October 23, 2007 [Incorporated by reference to Exhibit 10.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on October 29, 2007 (File No. 001‑31899)].

(10.2)*

Whiting Petroleum Corporation 2013 Equity Incentive Plan [Incorporated by reference to Annex A to Whiting Petroleum Corporation’s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on March 25, 2013 (File No. 001-31899)].

(10.3)*

Form of Restricted Stock Agreement pursuant to the Whiting Petroleum Corporation 2003 Equity Incentive Plan for time-based vesting awards on and after October 23, 2007 [Incorporated by reference to Exhibit 10.4 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on October 29, 2007 (File No. 001-31899)].

(10.4)*

Form of Restricted Stock Agreement pursuant to the Whiting Petroleum Corporation 2003 Equity Incentive Plan for awards to executive officers on and after February 23, 2008 [Incorporated by reference to Exhibit 10.1 to Whiting Petroleum Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001‑31899)].

(10.5)*

Whiting Petroleum Corporation Production Participation Plan, as amended and restated February 4, 2008 [Incorporated by reference to Exhibit 10.6 to Whiting Petroleum Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-31899)].

(10.6)*	Summary of Non-Employee Director Compensation for Whiting Petroleum Corporation.
(10.7)*

Production Participation Plan Credit Service Agreement, dated February 23, 2007, between Whiting Petroleum Corporation and James J. Volker [Incorporated by reference to Exhibit 10.7 to Whiting Petroleum Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-31899)].

(10.8)*

Form of Indemnification Agreement for directors and officers of Whiting Petroleum Corporation [Incorporated by reference to Exhibit 10.10 to Whiting Petroleum Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-31899)].

(10.9)*

Form of Executive Employment and Severance Agreement for executive officers of Whiting Petroleum Corporation [Incorporated by reference to Exhibit 10.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on January 5, 2015 (File No. 001‑31899)].

(10.10)*

Form of Stock Option Agreement pursuant to the Whiting Petroleum Corporation 2003 Equity Incentive Plan [Incorporated by reference to Exhibit 10.14 to Whiting Petroleum Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-31899)].

(10.11)*

Form of Restricted Stock Agreement pursuant to the Whiting Petroleum Corporation 2013 Equity Incentive Plan for performance vesting awards [Incorporated by reference to Exhibit 10.14 to Whiting Petroleum Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-31899)].

(10.12)*

Form of Restricted Stock Agreement pursuant to the Whiting Petroleum Corporation 2013 Equity Incentive Plan for time-based vesting awards [Incorporated by reference to Exhibit 10.15 to Whiting Petroleum Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-31899)].

(10.13)*

Form of Stock Option pursuant to the Whiting Petroleum Corporation 2013 Equity Incentive Plan [Incorporated by reference to Exhibit 10.16 to Whiting Petroleum Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-31899)].

Exhibit
Number	Exhibit Description
(10.14)*

Form of Performance Share Award Agreement pursuant to the Whiting Petroleum Corporation 2013 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on January 5, 2015 (File No. 001‑31899)].

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
(99.1)

Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2014 [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2014; except to the extent specifically incorporated by reference, the Proxy Statement for the 2015 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K].

(99.2)

Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers relating to Total Proved Reserves and Report of Cawley, Gillespie & Associates, Inc. relating to Probable and Possible Reserves, each dated January 6, 2015.

(101)

The following materials from Whiting Petroleum Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

_____________________

*A management contract or compensatory plan or arrangement.

^Kodiak Oil & Gas Corp. is now known as Whiting Canadian Holding Company ULC; Kodiak Oil & Gas (USA) Inc. is now known as Whiting Resources Corporation; Kodiak Williston, LLC has merged with Whiting Resources Corporation; KOG Finance, LLC has been dissolved; and KOG Oil & Gas ULC has been liquidated.