Form 10-Q
period 2016-03-31
WHITING PETROLEUM CORP
filed 2016-04-28
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Number of shares of the Registrant’s common stock outstanding at April 15,  2016:  204,385,177 shares.

Glossary of Certain Definitions

Unless the context otherwise requires, the terms “we”, “us”, “our” or “ours” when used in this Quarterly Report on Form 10-Q refer to Whiting Petroleum Corporation, together with its consolidated subsidiaries.  When the context requires, we refer to these entities separately.

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

“differential” The difference between a benchmark price of oil and natural gas, such as the NYMEX crude oil spot price, and the wellhead price received.

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

PART I – FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

WHITING PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,061	$16,053
Accounts receivable trade, net	261,728	332,428
Derivative assets	127,794	158,729
Prepaid expenses and other	28,923	27,980
Total current assets	419,506	535,190
Property and equipment:
Oil and gas properties, successful efforts method	14,128,284	13,904,525
Other property and equipment	165,686	168,277
Total property and equipment	14,293,970	14,072,802
Less accumulated depreciation, depletion and amortization	(3,625,294)	(3,323,102)
Total property and equipment, net	10,668,676	10,749,700
Other long-term assets	93,055	104,195
TOTAL ASSETS	$11,181,237	$11,389,085
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable trade	$77,170	$77,276
Accrued capital expenditures	79,356	94,105
Revenues and royalties payable	124,133	179,601
Accrued interest	51,528	62,661
Accrued lease operating expenses	47,596	55,291
Accrued liabilities and other	60,708	50,261
Taxes payable	41,925	47,789
Accrued employee compensation and benefits	8,766	32,829
Total current liabilities	491,182	599,813
Long-term debt	5,334,595	5,197,704
Deferred income taxes	528,624	593,792
Asset retirement obligations	153,019	155,550
Deferred gain on sale	44,963	48,974
Other long-term liabilities	36,154	34,664
Total liabilities	6,588,537	6,630,497
Commitments and contingencies
Equity:
Common stock, $0.001 par value, 300,000,000 shares authorized; 209,701,542 issued and 204,385,177 outstanding as of March 31, 2016 and 206,441,303 issued and 204,147,647 outstanding as of December 31, 2015	210	206
Additional paid-in capital	4,665,734	4,659,868
Retained earnings (accumulated deficit)	(81,218)	90,530
Total Whiting shareholders' equity	4,584,726	4,750,604
Noncontrolling interest	7,974	7,984
Total equity	4,592,700	4,758,588
TOTAL LIABILITIES AND EQUITY	$11,181,237	$11,389,085

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
REVENUES AND OTHER INCOME:
Oil, NGL and natural gas sales	$289,697	$519,848
Gain (loss) on sale of properties	(1,934)	3,198
Amortization of deferred gain on sale	3,849	5,836
Interest income and other	395	350
Total revenues and other income	292,007	529,232
COSTS AND EXPENSES:
Lease operating expenses	114,376	166,365
Production taxes	25,927	44,378
Depreciation, depletion and amortization	312,292	283,519
Exploration and impairment	35,491	80,924
General and administrative	44,796	43,980
Interest expense	81,907	74,257
(Gain) loss on extinguishment of debt	(90,619)	5,589
Derivative (gain) loss, net	4,761	(9,851)
Total costs and expenses	528,931	689,161
LOSS BEFORE INCOME TAXES	(236,924)	(159,929)
INCOME TAX EXPENSE (BENEFIT):
Current	3	149
Deferred	(65,169)	(53,950)
Total income tax benefit	(65,166)	(53,801)
NET LOSS	(171,758)	(106,128)
Net loss attributable to noncontrolling interests	10	17
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(171,748)	$(106,111)
LOSS PER COMMON SHARE:
Basic	$(0.84)	$(0.63)
Diluted	$(0.84)	$(0.63)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	204,367	168,990
Diluted	204,367	168,990

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(171,758)	$(106,128)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	312,292	283,519
Deferred income tax benefit	(65,169)	(53,950)
Amortization of debt issuance costs, debt discount and debt premium	21,369	1,999
Stock-based compensation	6,544	6,655
Amortization of deferred gain on sale	(3,849)	(5,836)
(Gain) loss on sale of properties	1,934	(3,198)
Undeveloped leasehold and oil and gas property impairments	14,972	26,417
Exploratory dry hole costs	-	541
(Gain) loss on extinguishment of debt	(90,619)	5,589
Non-cash portion of derivative loss	59,923	40,719
Other, net	(3,865)	(1,040)
Changes in current assets and liabilities:
Accounts receivable trade, net	70,700	38,045
Prepaid expenses and other	(1,135)	44,527
Accounts payable trade and accrued liabilities	(44,059)	(19,316)
Revenues and royalties payable	(55,468)	(46,982)
Taxes payable	(5,864)	(9,422)
Net cash provided by operating activities	45,948	202,139
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and development capital expenditures	(260,739)	(1,015,974)
Acquisition of oil and gas properties	(403)	(11,046)
Other property and equipment	(2,066)	(4,909)
Proceeds from sale of oil and gas properties	2,945	10,319
Net cash used in investing activities	(260,263)	(1,021,610)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	1,050,000
Issuance of 1.25% Convertible Senior Notes due 2020	-	1,250,000
Issuance of 6.25% Senior Notes due 2023	-	750,000
Partial redemption of 8.125% Senior Notes due 2019	-	(2,475)
Partial redemption of 5.5% Senior Notes due 2022	-	(349,557)
Partial redemption of 5.5% Senior Notes due 2021	-	(403,384)
Borrowings under credit agreement	400,000	1,600,000
Repayments of borrowings under credit agreement	(200,000)	(3,000,000)
Debt and equity issuance costs	(3)	(49,162)
Proceeds from stock options exercised	-	2,919
Restricted stock used for tax withholdings	(674)	(1,055)
Net cash provided by financing activities	$199,323	$847,286

See notes to consolidated financial statements.		(Continued)

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(14,992)	$27,815
CASH AND CASH EQUIVALENTS:
Beginning of period	16,053	78,100
End of period	$1,061	$105,915
NONCASH INVESTING ACTIVITIES:
Accrued capital expenditures related to property additions	$79,356	$198,717
NONCASH FINANCING ACTIVITIES (1)

See notes to consolidated financial statements.		(Concluded)

(1)	Refer to the “Long-Term Debt” footnote in the notes to consolidated financial statements for a discussion of the Company’s exchange of senior notes and senior subordinated notes for convertible notes.

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

(in thousands)

				Retained	Total
			Additional	Earnings	Whiting
	Common Stock		Paid-in	(Accumulated	Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Equity	Interest	Equity
BALANCES-January 1, 2015	168,346	$168	$3,385,094	$2,309,712	$5,694,974	$8,070	$5,703,044
Net loss	-	-	-	(106,111)	(106,111)	(17)	(106,128)
Issuance of common stock	35,000	35	1,039,465	-	1,039,500	-	1,039,500
Equity component of 1.25% Convertible Senior Notes due 2020, net	-	-	144,755	-	144,755	-	144,755
Exercise of stock options	145	-	2,919	-	2,919	-	2,919
Restricted stock issued	1,175	1	(1)	-	-	-	-
Restricted stock forfeited	(142)	-	-	-	-	-	-
Restricted stock used for tax withholdings	(37)	-	(1,055)	-	(1,055)	-	(1,055)
Stock-based compensation	-	-	6,655	-	6,655	-	6,655
BALANCES-March 31, 2015	204,487	$204	$4,577,832	$2,203,601	$6,781,637	$8,053	$6,789,690

BALANCES-January 1, 2016	206,441	$206	$4,659,868	$90,530	$4,750,604	$7,984	$4,758,588
Net loss	-	-	-	(171,748)	(171,748)	(10)	(171,758)
Restricted stock issued	3,918	4	(4)	-	-	-	-
Restricted stock forfeited	(570)	-	-	-	-	-	-
Restricted stock used for tax withholdings	(87)	-	(674)	-	(674)	-	(674)
Stock-based compensation	-	-	6,544	-	6,544	-	6,544
BALANCES-March 31, 2016	209,702	$210	$4,665,734	$(81,218)	$4,584,726	$7,974	$4,592,700

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

Consolidated Financial Statements—The unaudited consolidated financial statements include the accounts of Whiting Petroleum Corporation and its consolidated subsidiaries.  Investments in entities which give Whiting significant influence, but not control, over the investee are accounted for using the equity method.  Under the equity method, investments are stated at cost plus the Company’s equity in undistributed earnings and losses.  All intercompany balances and transactions have been eliminated upon consolidation.  These financial statements have been prepared in accordance with GAAP and the SEC rules and regulations for interim financial reporting.  In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s interim results.  However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  The consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with Whiting’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015.  Except as disclosed herein, there have been no material changes to the information disclosed in the notes to consolidated financial statements included in the Company’s 2015 Annual Report on Form 10‑K.

Earnings Per Share—Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per common share is calculated by dividing adjusted net income available to common shareholders by the weighted average number of diluted common shares outstanding, which includes the effect of potentially dilutive securities.  Potentially dilutive securities for the diluted earnings per share calculations consist of convertible debt to be settled in shares only, using the if-converted method,  as well as unvested restricted stock awards, outstanding stock options and contingently issuable shares of convertible debt to be settled in cash, all using the treasury stock method.    When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share.

2.           OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Proved leasehold costs	$3,261,900	$3,206,237
Unproved leasehold costs	619,548	689,754
Costs of completed wells and facilities	9,681,960	9,503,020
Wells and facilities in progress	564,876	505,514
Total oil and gas properties, successful efforts method	14,128,284	13,904,525
Accumulated depletion	(3,579,224)	(3,279,156)
Oil and gas properties, net	$10,549,060	$10,625,369

3.           ACQUISITIONS AND DIVESTITURES

2016 Acquisitions and Divestitures

There were no significant acquisitions or divestitures during the three months ended March 31, 2016.

2015 Acquisitions and Divestitures

In December 2015, the Company completed the sale of a fresh water delivery system, a produced water gathering system and four saltwater disposal wells located in Weld County, Colorado, effective December 16, 2015, for aggregate sales proceeds of $75 million (before closing adjustments).

In June 2015, the Company completed the sale of its interests in certain non-core oil and gas wells, effective June 1, 2015, for aggregate sales proceeds of $150 million (before closing adjustments) resulting in a pre-tax loss on sale of $118 million.  The properties included over 2,000 gross wells in 132 fields across 10 states.

In April 2015, the Company completed the sale of its interests in certain non-core oil and gas wells, effective May 1, 2015, for aggregate sales proceeds of $108 million (before closing adjustments) resulting in a pre-tax gain on sale of $29 million.  The properties are located in 187 fields across 14 states, and predominately consist of assets that were previously included in the underlying properties of Whiting USA Trust I.

Also during the year ended December 31, 2015, the Company completed several immaterial divestiture transactions for the sale of its interests in certain non-core oil and gas wells and undeveloped acreage, for aggregate sales proceeds of $176 million (before closing adjustments) resulting in a pre-tax gain on sale of $28 million.

There were no significant acquisitions during the year ended December 31, 2015.

4.           LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Credit agreement	$1,000,000	$800,000
6.5% Senior Subordinated Notes due 2018	301,288	350,000
6.5% Convertible Senior Subordinated Notes due 2018	48,712	-
5% Senior Notes due 2019	1,003,188	1,100,000
5% Convertible Senior Notes due 2019	96,812	-
1.25% Convertible Senior Notes due 2020	1,250,000	1,250,000
5.75% Senior Notes due 2021	1,047,523	1,200,000
5.75% Convertible Senior Notes due 2021	152,477	-
6.25% Senior Notes due 2023	571,258	750,000
6.25% Convertible Senior Notes due 2023	178,742	-
Total principal	5,650,000	5,450,000
Unamortized debt discounts and premiums	(377,168)	(203,082)
Unamortized debt issuance costs on notes	(49,627)	(49,214)
Fair value of embedded derivatives associated with convertible notes	111,390	-
Total long-term debt	$5,334,595	$5,197,704

Credit Agreement—Whiting Oil and Gas, the Company’s wholly-owned subsidiary, has a credit agreement with a syndicate of banks that as of March 31, 2016 had a borrowing base of $4.0 billion, with aggregate commitments of $2.5 billion. On March 25, 2016, the Company entered into an amendment to its existing credit agreement and related guaranty and collateral agreement in connection with the May 1, 2016 regular borrowing base redetermination that, among other things, (i) decreased the borrowing base under the facility from $4.0 billion to $2.75 billion, effective May 1, 2016, (ii) reduced the aggregate commitments under the credit agreement from $3.5 billion to $2.5 billion, (iii) reduced the maximum letter of credit commitment amount from $100 million to $50 million, (iv) increased the applicable margin based on the borrowing base utilization percentage by 50 basis points per annum, (v) increased the commitment fee to 50 basis points per annum, (vi) permits the Company and certain of its subsidiaries to issue second lien indebtedness up to $1.0 billion subject to various conditions and limitations, (vii) increased the permitted ratio of total senior secured debt to the last four quarters’ EBITDAX (as defined in the credit agreement) from less than 2.5 to 1.0 to less than 3.0 to 1.0 during the Interim Covenant Period, as defined below, and (viii) permits the Company and certain of its subsidiaries to dispose of their respective ownership interests in certain gas gathering and processing plants located in North Dakota without reducing the borrowing base.  As of March 31, 2016, the Company had $1.5 billion of available borrowing capacity, which was net of $1.0 billion in borrowings and $2 million in letters of credit outstanding.

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

A portion of the revolving credit facility in an aggregate amount not to exceed $50 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.  As of March 31, 2016,  $48 million was available for additional letters of credit under the agreement.

The credit agreement provides for interest only payments until December 2019, when the credit agreement expires and all outstanding borrowings are due.  Interest under the revolving credit facility accrues at the Company’s option at either (i) a base rate for a base rate loan plus the margin in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR rate plus 1.0% per annum, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus the margin in the table below.  Additionally, the Company also incurs commitment fees as set forth in the table below on the unused portion of the aggregate commitments of the lenders under the revolving credit facility, which are included as a component of interest expense.    At March 31, 2016, the weighted average interest rate on the outstanding principal balance under the credit agreement was 2.7%.

	Applicable	Applicable
	Margin for Base	Margin for	Commitment
Ratio of Outstanding Borrowings to Borrowing Base	Rate Loans	Eurodollar Loans	Fee
Less than 0.25 to 1.0	1.00%	2.00%	0.50%
Greater than or equal to 0.25 to 1.0 but less than 0.50 to 1.0	1.25%	2.25%	0.50%
Greater than or equal to 0.50 to 1.0 but less than 0.75 to 1.0	1.50%	2.50%	0.50%
Greater than or equal to 0.75 to 1.0 but less than 0.90 to 1.0	1.75%	2.75%	0.50%
Greater than or equal to 0.90 to 1.0	2.00%	3.00%	0.50%

The credit agreement contains restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  Except for limited exceptions, the credit agreement also restricts the Company’s ability to make any dividend payments or distributions on its common stock.  These restrictions apply to all of the Company’s restricted subsidiaries (as defined in the credit agreement).  As of March 31, 2016, there were no retained earnings free from restrictions.  The amended credit agreement requires the Company, as of the last day of any quarter, to maintain the following ratios (as defined in the credit agreement): (i) a consolidated current assets to consolidated current liabilities ratio (which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0, (ii) a total senior secured debt to the last four quarters’ EBITDAX ratio of less than 3.0 to 1.0 during the Interim Covenant Period (defined below), and thereafter a total debt to EBITDAX ratio of less than 4.0 to 1.0, and (iii) a ratio of the last four quarters’ EBITDAX to consolidated interest charges of not less than 2.25 to 1.0 during the Interim Covenant Period.  Under the credit agreement, the “Interim Covenant Period” is defined as the period from June 30, 2015 until the earlier of (a) April 1, 2018 or (b) the commencement of an investment-grade debt rating period (as defined in the credit agreement).  The Company was in compliance with its covenants under the credit agreement as of March 31, 2016.

The obligations of Whiting Oil and Gas under the credit agreement are secured by a first lien on substantially all of Whiting Oil and Gas’ and Whiting Resource Corporation’s properties.  The Company has guaranteed the obligations of Whiting Oil and Gas under the credit agreement and has pledged the stock of its subsidiaries as security for its guarantee.

Senior Notes and Senior Subordinated Notes—In September 2010, the Company issued at par $350 million of 6.5% Senior Subordinated Notes due October 2018 (the “2018 Senior Subordinated Notes”).

In September 2013, the Company issued at par $1.1 billion of 5% Senior Notes due March 2019 (the “2019 Senior Notes”) and $800 million of 5.75% Senior Notes due March 2021, and issued at 101% of par an additional $400 million of 5.75% Senior Notes due March 2021 (collectively, the “2021 Senior Notes”).  The debt premium recorded in connection with the issuance of the 2021 Senior

Notes is amortized to interest expense over the term of the notes using the effective interest method, with an effective interest rate of 5.5% per annum.

In March 2015, the Company issued at par $750 million of 6.25% Senior Notes due April 2023 (the “2023 Senior Notes” and together with the 2019 Senior Notes and 2021 Senior Notes, the “Whiting Senior Notes”).

Kodiak Senior Notes.  In conjunction with the acquisition of Kodiak Oil & Gas Corp. (the “Kodiak Acquisition”) in December 2014, Whiting US Holding Company, a wholly-owned subsidiary of the Company, became a co-issuer of Kodiak’s $800 million of 8.125% Senior Notes due December 2019 (the “2019 Kodiak Notes”), $350 million of 5.5% Senior Notes due January 2021 (the “2021 Kodiak Notes”), and $400 million of 5.5% Senior Notes due February 2022 (the “2022 Kodiak Notes” and together with the 2019 Kodiak Notes and the 2021 Kodiak Notes, the “Kodiak Notes”).

In January 2015, Whiting offered to repurchase at 101% of par all $1,550 million principal amount of Kodiak Notes then outstanding.  In March 2015, Whiting paid $760 million to repurchase $2 million aggregate principal amount of the 2019 Kodiak Notes, $346 million aggregate principal amount of the 2021 Kodiak Notes and $399 million aggregate principal amount of the 2022 Kodiak Notes, which payment consisted of the 101% redemption price and all accrued and unpaid interest on such notes.  In May 2015, Whiting paid an additional $5 million to repurchase the remaining $4 million aggregate principal amount of the 2021 Kodiak Notes and $1 million aggregate principal amount of the 2022 Kodiak Notes, which payment consisted of the 101% redemption price and all accrued and unpaid interest on such notes.  The Company financed the repurchases with borrowings under its revolving credit facility,  which borrowings were subsequently repaid with proceeds from the equity offerings discussed within the “Shareholders’ Equity and Noncontrolling Interest” footnote and the debt offerings discussed within this footnote, and with cash on hand.  In December 2015, Whiting paid $834 million to repurchase the remaining $798 million aggregate principal amount of the 2019 Kodiak Notes, which payment consisted of the 104.063% redemption price and all accrued and unpaid interest on such notes.  The Company financed the December 2015 note repurchase with borrowings under its credit agreement.  As a result of the repurchases, Whiting recognized an $18 million loss on extinguishment of debt, which consisted of a $40 million cash charge related to the redemption premium on the Kodiak Notes, partially offset by a $22 million non-cash credit related to the acceleration of unamortized debt premiums on such notes.  As of December 31, 2015, no Kodiak Notes remained outstanding.

Exchange of Senior Notes and Senior Subordinated Notes for Convertible Notes–On March 23, 2016, the Company exchanged $477 million aggregate principal amount of its senior notes and senior subordinated notes, consisting of (i) $49 million aggregate principal amount of its 2018 Senior Subordinated Notes, (ii) $97 million aggregate principal amount of its 2019 Senior Notes, (iii) $152 million aggregate principal amount of its 2021 Senior Notes, and (iv) $179 million aggregate principal amount of its 2023 Senior Notes, for (i) $49 million aggregate principal amount of new 6.5% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”), (ii) $97 million aggregate principal amount of new 5% Convertible Senior Notes due 2019 (the “2019 Convertible Senior Notes”), (iii) $152 million aggregate principal amount of new 5.75% Convertible Senior Notes due 2021 (the “2021 Convertible Senior Notes”), and (iv) $179 million aggregate principal amount of new 6.25% Convertible Senior Notes due 2023 (the “2023 Convertible Senior Notes” and, together with the 2018 Convertible Senior Subordinated Notes, the 2019 Convertible Senior Notes and the 2021 Convertible Senior Notes, the “New Convertible Notes”).  The redemption provisions, covenants, interest payments and maturity terms applicable to each series of New Convertible Notes are substantially identical to those applicable to the corresponding series of the Whiting Senior Notes and the 2018 Senior Subordinated Notes.

The New Convertible Notes are convertible, at the option of the holders, into shares of common stock at any time from the date of issuance up until the close of business on the earlier of (i) the fifth business day following the date of a mandatory conversion notice from the Company (see below for a discussion of the mandatory conversion terms), (ii) the business day immediately preceding the date of redemption, if Whiting were to elect to redeem all or a portion of the New Convertible Notes prior to maturity, or (iii) the business day immediately preceding the maturity date.  In addition, (i) if a holder exercises its right to convert on or prior to September 23, 2016, such holder will receive an early conversion cash payment in an amount equal to 18 months of interest payable on the applicable series of notes, (ii) if a holder exercises its right to convert after September 23, 2016 but on or prior to March 23, 2017, such holder will receive an early conversion cash payment in an amount equal to 12 months of interest payable on the applicable series of notes, or (iii) if a holder exercises its right to convert after March 23, 2017 but on or prior to September 23, 2017, such holder will receive an early conversion cash payment in an amount equal to six months of interest payable on the applicable series of notes.  Upon exercise of this option, the holder will also be entitled to cash payment of all accrued and unpaid interest through the conversion date.

The initial conversion rate for the 2018 Convertible Senior Subordinated Notes, the 2021 Convertible Senior Notes and the 2023 Convertible Senior Notes is 86.9565 common shares per $1,000 principal amount of the notes (representing an initial conversion price of $11.50 per share), and the initial conversion rate for the 2019 Convertible Senior Notes is 90.9091 common shares per $1,000 principal amount of the notes (representing an initial conversion price of $11.00 per share).  Each initial conversion rate is subject to customary adjustments if certain share transactions were to be initiated by Whiting.

The Company has the right to mandatorily convert the New Convertible Notes, in whole or in part, if the volume weighted average price (as defined in the applicable indentures governing the New Convertible Notes) of the Company’s common stock exceeds 89.13% of the applicable conversion price of the 2018 Convertible Senior Subordinated Notes, the 2021 Convertible Senior Notes and the 2023 Convertible Senior Notes and 93.18% of the applicable conversion price of the 2019 Convertible Senior Notes (each representing an initial mandatory conversion trigger price of $10.25 per share) for at least 20 trading days during a 30 consecutive trading day period.  No early conversion or accrued and unpaid interest payments will be made upon a mandatory conversion.  As of March 31, 2016,  no mandatory conversion triggers of the New Convertible Notes had been met and no holders of the notes had exercised their conversion options.

This transaction was accounted for as an extinguishment of debt for each portion of the Whiting Senior Notes and 2018 Senior Subordinated Notes that were exchanged.  As a result, Whiting recognized a $91 million gain on extinguishment of debt, which included a $4 million non-cash charge for the acceleration of unamortized debt issuance costs and debt premium on the original notes.  Each series of New Convertible Notes was recorded at fair value upon issuance, with the difference between the principal amount of the notes and their fair values, totaling $95 million, recorded as a debt discount.  The debt discount also includes $90 million related to the fair value of the holders’ conversion options, which are embedded derivatives that meet the criteria to be bifurcated from their host contracts and accounted for separately.  These embedded derivatives will be marked to market each quarter with the changes in fair value recorded as derivative (gain) loss, net in the consolidated statements of operations.  Refer to the “Derivative Financial Instruments” and “Fair Value Measurements” footnotes for more information.

The $185 million total debt discount will be amortized to interest expense over the respective terms of the notes using the effective interest method.  Accrued transaction costs of $8 million attributable to the New Convertible Notes issuance were recorded as a reduction to the carrying value of long-term debt on the consolidated balance sheet and are being amortized to interest expense over the respective terms of the notes using the effective interest method.

2020 Convertible Senior Notes—In March 2015, the Company issued at par $1,250 million of 1.25% Convertible Senior Notes due April 2020 (the “2020 Convertible Senior Notes” and together with the 2019 Convertible Senior Notes, the 2021 Convertible Senior Notes and the 2023 Convertible Senior Notes, the “Convertible Senior Notes”) for net proceeds of $1.2 billion, net of initial purchasers’ fees of $25 million.  The notes will mature on April 1, 2020 unless earlier converted in accordance with their terms.

The Company has the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at its election.  The Company’s intent is to settle the principal amount of the 2020 Convertible Senior Notes in cash upon conversion.  Prior to January 1, 2020, the 2020 Convertible Senior Notes will be convertible at the holder’s option only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2020 Convertible Senior Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.  On or after January 1, 2020, the 2020 Convertible Senior Notes will be convertible at any time until the second scheduled trading day immediately preceding the April 1, 2020 maturity date of the notes.  The notes will be convertible at an initial conversion rate of 25.6410 shares of Whiting’s common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $39.00.  The conversion rate will be subject to adjustment in some events.  In addition, following certain corporate events that occur prior to the maturity date, the Company will increase, in certain circumstances, the conversion rate for a holder who elects to convert its 2020 Convertible Senior Notes in connection with such corporate event.  As of March 31, 2016, none of the contingent conditions allowing holders of the 2020 Convertible Senior Notes to convert these notes had been met.

Upon issuance, the Company separately accounted for the liability and equity components of the 2020 Convertible Senior Notes.  The liability component was recorded at the estimated fair value of a similar debt instrument without the conversion feature.  The difference between the principal amount of the 2020 Convertible Senior Notes and the estimated fair value of the liability component was recorded as a debt discount and is being amortized to interest expense over the term of the notes using the effective interest method, with an effective interest rate of 5.6% per annum.  The fair value of the 2020 Convertible Senior Notes as of the issuance date was estimated at $1.0 billion, resulting in a debt discount at inception of $238 million.  The equity component, representing the value of the conversion option, was computed by deducting the fair value of the liability component from the initial proceeds of the 2020 Convertible Senior Notes issuance.  This equity component was recorded, net of deferred taxes and issuance costs, in additional paid-in capital within shareholders’ equity, and will not be remeasured as long as it continues to meet the conditions for equity classification.

Transaction costs related to the 2020 Convertible Senior Notes issuance were allocated to the liability and equity components based on their relative fair values.  Issuance costs attributable to the liability component were recorded as a reduction to the carrying value of long-term debt on the consolidated balance sheet and are being amortized to expense over the term of the notes using the effective interest method.  Issuance costs attributable to the equity component were recorded as a charge to additional paid-in capital within shareholders’ equity.

The 2020 Convertible Senior Notes consist of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Liability component:
Principal	$1,250,000	$1,250,000
Less: unamortized note discount	(194,786)	(205,572)
Less: unamortized debt issuance costs	(16,293)	(17,277)
Net carrying value	$1,038,921	$1,027,151
Equity component (1)	$237,500	$237,500

(1)	Recorded in additional paid-in capital, net of $5 million of issuance costs and $88 million of deferred taxes.

Interest expense recognized on the 2020 Convertible Senior Notes related to the stated interest rate and amortization of the debt discount totaled $15 million and $1 million for the three months ended March 31, 2016 and 2015, respectively.

The Whiting Senior Notes and the Convertible Senior Notes are unsecured obligations of Whiting Petroleum Corporation and these unsecured obligations are subordinated to all of the Company’s secured indebtedness, which consists of Whiting Oil and Gas’ credit agreement.  The 2018 Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are also unsecured obligations of Whiting Petroleum Corporation and are subordinated to all of the Company’s senior debt, which currently consists of the Whiting Senior Notes,  the Convertible Senior Notes and borrowings under Whiting Oil and Gas’ credit agreement.

The Company’s obligations under the Whiting Senior Notes, the Convertible Senior Notes,  the 2018 Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are guaranteed by the Company’s wholly-owned subsidiaries, Whiting Oil and Gas, Whiting US Holding Company, Whiting Canadian Holding Company ULC and Whiting Resources Corporation (the “Guarantors”).  These guarantees are full and unconditional and joint and several among the Guarantors.  Any subsidiaries other than these Guarantors are minor subsidiaries as defined by Rule 3-10(h)(6) of Regulation S‑X of the SEC.  Whiting Petroleum Corporation has no assets or operations independent of this debt and its investments in its consolidated subsidiaries.

5.           ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration (including removal of certain onshore and offshore facilities in California) in accordance with applicable local, state and federal laws.  The Company follows FASB ASC Topic 410, Asset Retirement and Environmental Obligations, to determine its asset retirement obligation amounts by calculating the present value of the estimated future cash outflows associated with its plug and abandonment obligations.  The current portions at March 31, 2016 and December 31, 2015 were $9 million and $6 million, respectively, and have been included in accrued liabilities and other.  Revisions to the liability typically occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.  The following table provides a reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2016 (in thousands):

Asset retirement obligation at January 1, 2016	$161,908
Additional liability incurred	443
Revisions to estimated cash flows	(130)
Accretion expense	3,579
Obligations on sold properties	(140)
Liabilities settled	(3,406)
Asset retirement obligation at March 31, 2016	$162,254

6.           DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations, and Whiting uses derivative instruments to manage its commodity price risk.  In addition, the Company has convertible notes that contain embedded conversion options which are required to be accounted for as derivatives.  Whiting follows FASB ASC Topic 815, Derivatives and Hedging, to account for its derivative financial instruments.

Commodity Derivative Contracts—Historically, prices received for crude oil and natural gas production have been volatile because of supply and demand factors, worldwide political factors, general economic conditions and seasonal weather patterns.  Whiting enters into derivative contracts such as costless collars, swaps and crude oil sales and delivery contracts, to achieve a more predictable cash flow by reducing its exposure to commodity price volatility.  Commodity derivative contracts are thereby used to ensure adequate cash flow to fund the Company’s capital programs and to manage returns on drilling programs and acquisitions.  The Company does not enter into derivative contracts for speculative or trading purposes.

Crude Oil Costless Collars.  Costless collars are designed to establish floor and ceiling prices on anticipated future oil or gas production.  While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements.

The table below details the Company’s costless collar derivatives entered into to hedge forecasted crude oil production revenues as of April 26, 2016.

		Whiting Petroleum Corporation

Derivative		Contracted Crude	Weighted Average NYMEX Price
Instrument	Period	Oil Volumes (Bbl)	Collar Ranges for Crude Oil (per Bbl)
Three-way collars (1)	Apr - Dec 2016	12,600,000	$43.75 - $53.75 - $74.40
	Jan - Dec 2017	1,800,000	$30.00 - $40.00 - $59.02
Collars	Apr - Dec 2016	2,250,000	$51.00 - $63.48
	Jan - Dec 2017	3,000,000	$53.00 - $70.44
	Total	19,650,000

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

Crude Oil Sales and Delivery Contract.  The Company has a long-term crude oil sales and delivery contract for oil volumes produced from its Redtail field in Colorado.  Under the terms of the agreement, Whiting has committed to deliver certain fixed volumes of crude oil through 2020.  The Company determined that it was not probable that future oil production from its Redtail field would be sufficient to meet the minimum volume requirement specified in this contract, and accordingly, that the Company would not settle this contract through physical delivery of crude oil volumes.  As a result, Whiting determined that this contract would not qualify for the “normal purchase normal sale” exclusion and has therefore reflected the contract at fair value in the consolidated financial statements.  As of March 31, 2016, the estimated fair value of this derivative contract was a liability of $7 million.

Embedded Derivatives—In March 2016, the Company issued convertible notes that contain debt holder conversion options which the Company determined were not clearly and closely related to the debt host contracts, and the Company therefore bifurcated these embedded features and reflected them at fair value in the consolidated financial statements.  As of March 31, 2016, the estimated fair value of these embedded derivatives was a liability of $111 million.

Derivative Instrument Reporting—All derivative instruments are recorded in the consolidated financial statements at fair value, other than derivative instruments that meet the “normal purchase normal sale” exclusion or other derivative scope exceptions.  The following table summarizes the effects of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

		(Gain) Loss Recognized in Income
Not Designated as	Statement of Operations	Three Months Ended March 31,
ASC 815 Hedges	Classification	2016	2015
Commodity contracts	Derivative (gain) loss, net	$(16,745)	$(9,851)
Embedded derivatives	Derivative (gain) loss, net	21,506	-
Total		$4,761	$(9,851)

Offsetting of Derivative Assets and Liabilities.  The Company nets its financial derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract.  The following tables summarize the location and fair value amounts of all the Company’s derivative instruments in the consolidated balance sheets, as well as the gross recognized derivative assets, liabilities and amounts offset in the consolidated balance sheets (in thousands):

		March 31, 2016 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets:
Commodity contracts - current	Derivative assets	$195,248	$(67,454)	$127,794
Commodity contracts - non-current	Other long-term assets	25,867	(2,189)	23,678
Total derivative assets		$221,115	$(69,643)	$151,472
Derivative liabilities:
Commodity contracts - current	Accrued liabilities and other	$69,755	$(67,454)	$2,301
Commodity contracts - non-current	Other long-term liabilities	7,125	(2,189)	4,936
Embedded derivatives - non-current	Long-term debt	111,390	-	111,390
Total derivative liabilities		$188,270	$(69,643)	$118,627

		December 31, 2015 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets:
Commodity contracts - current	Derivative assets	$258,778	$(100,049)	$158,729
Commodity contracts - non-current	Other long-term assets	31,415	(3,465)	27,950
Total derivative assets		$290,193	$(103,514)	$186,679
Derivative liabilities:
Commodity contracts - current	Accrued liabilities and other	$101,214	$(100,049)	$1,165
Commodity contracts - non-current	Other long-term liabilities	6,327	(3,465)	2,862
Total derivative liabilities		$107,541	$(103,514)	$4,027

(1)

Because counterparties to the Company’s financial derivative contracts subject to master netting arrangements are lenders under Whiting Oil and Gas’ credit agreement, which eliminates its need to post or receive collateral associated with its derivative positions, columns for cash collateral pledged or received have not been presented in these tables.

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

The Company’s senior notes and senior subordinated notes are recorded at cost, and the Company’s convertible senior notes and convertible senior subordinated notes are recorded at fair value at the date of issuance.  The following table summarizes the fair values and carrying values of these instruments as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
6.5% Senior Subordinated Notes due 2018	$200,357	$298,823	$265,125	$346,876
6.5% Convertible Senior Subordinated Notes due 2018 (1)	40,187	39,987	-	-
5% Senior Notes due 2019	694,708	996,603	830,500	1,092,219
5% Convertible Senior Notes due 2019 (1)	81,383	81,788	-	-
1.25% Convertible Senior Notes due 2020	739,063	1,038,921	850,000	1,027,151
5.75% Senior Notes due 2021	699,222	1,040,646	870,000	1,191,861
5.75% Convertible Senior Notes due 2021 (1)	125,222	126,797	-	-
6.25% Senior Notes due 2023	384,171	563,550	543,750	739,597
6.25% Convertible Senior Notes due 2023 (1)	148,132	147,480	-	-
Total	$3,112,445	$4,334,595	$3,359,375	$4,397,704

(1)

The carrying values of the 2018 Convertible Senior Subordinated Notes, the 2019 Convertible Senior Notes, the 2021 Convertible Senior Notes and the 2023 Convertible Senior Notes include the fair values of the debt holder conversion options of $7 million, $16 million, $34 million, and $54 million, respectively, as of March 31, 2016.

The fair values included in the table above are based on quoted market prices for these debt securities, and such fair values are therefore designated as Level 1 within the valuation hierarchy.

The Company’s derivative financial instruments are recorded at fair value and include a measure of the Company’s own nonperformance risk or that of its counterparty, as appropriate.    The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

				Total Fair Value
	Level 1	Level 2	Level 3	March 31, 2016
Financial Assets
Commodity derivatives – current	$-	$127,794	$-	$127,794
Commodity derivatives – non-current	-	23,678	-	23,678
Total financial assets	$-	$151,472	$-	$151,472
Financial Liabilities
Commodity derivatives – current	$-	$-	$2,301	$2,301
Commodity derivatives – non-current	-	-	4,936	4,936
Embedded derivatives – non-current	-	-	111,390	111,390
Total financial liabilities	$-	$-	$118,627	$118,627

				Total Fair Value
	Level 1	Level 2	Level 3	December 31, 2015
Financial Assets
Commodity derivatives – current	$-	$158,729	$-	$158,729
Commodity derivatives – non-current	-	27,950	-	27,950
Total financial assets	$-	$186,679	$-	$186,679
Financial Liabilities
Commodity derivatives – current	$-	$-	$1,165	$1,165
Commodity derivatives – non-current	-	-	2,862	2,862
Total financial liabilities	$-	$-	$4,027	$4,027

The following methods and assumptions were used to estimate the fair values of the Company’s financial assets and liabilities that are measured on a recurring basis:

Commodity Derivatives.  Commodity derivative instruments consist mainly of costless collars for crude oil.  The Company’s costless collars are valued based on an income approach.  The option model considers various assumptions, such as quoted forward prices for commodities, time value and volatility factors.  These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy.  The discount rates used in the fair values of these instruments include a measure of either the Company’s or the counterparty’s nonperformance risk, as appropriate.  The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

In addition, the Company has a long-term crude oil sales and delivery contract, whereby it has committed to deliver certain fixed volumes of crude oil through 2020.    Whiting has determined that the contract did not meet the “normal purchase normal sale” exclusion, and has therefore reflected this contract at fair value in its consolidated financial statements.  This commodity derivative was valued based on an income approach which considers various assumptions, including quoted forward prices for commodities, market differentials for crude oil, U.S. Treasury rates and either the Company’s or the counterparty’s nonperformance risk, as appropriate.    The assumptions used in the valuation of the crude oil sales and delivery contract include certain market differential metrics that were unobservable during the term of the contract.  Such unobservable inputs were significant to the contract valuation methodology, and the contract’s fair value was therefore designated as Level 3 within the valuation hierarchy.

Embedded Derivatives.  The embedded derivatives relate to the Company’s convertible notes issued in March 2016 that contain debt holder conversion options which the Company determined were not clearly and closely related to the debt host contracts and the Company therefore bifurcated these embedded features and reflected them at fair value in the consolidated financial statements.  The fair values of these embedded derivatives are determined using a binomial lattice model which considers various inputs including (i) Whiting’s common stock price, (ii) risk-free rates based on U.S. Treasury rates, (iii) recovery rates in the event of default, (iv) default intensity, and (v) volatility of Whiting’s common stock.  The expected volatility and default intensity used in the valuation are unobservable in the marketplace and significant to the valuation methodology, and the embedded derivatives’ fair value is therefore designated as Level 3 in the valuation hierarchy.

Level 3 Fair Value Measurements.    A third-party valuation specialist is utilized to determine the fair value of the Company’s derivative instruments designated as Level 3.  The Company reviews these valuations, including the related model inputs and assumptions, and analyzes changes in fair value measurements between periods.  The Company corroborates such inputs, calculations and fair value changes using various methodologies, and reviews unobservable inputs for reasonableness utilizing relevant information from other published sources.

The following table presents a reconciliation of changes in the fair value of financial assets or liabilities designated as Level 3 in the valuation hierarchy for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Fair value asset (liability), beginning of period	$(4,027)	$53,530
Recognition of embedded derivatives associated with convertible note issuances	(89,884)	-
Unrealized losses on commodity derivative contracts included in earnings (1)	(3,210)	(17,744)
Unrealized losses on embedded derivatives included in earnings (1)	(21,506)	-
Transfers into (out of) Level 3	-	-
Fair value asset (liability), end of period	$(118,627)	$35,786

(1)	Included in derivative (gain) loss, net in the consolidated statements of operations.

Quantitative Information About Level 3 Fair Value Measurements.  The significant unobservable inputs used in the fair value measurement of the Company’s derivative instruments designated as Level 3 are as follows:

Derivative Instrument	Valuation Technique	Unobservable Input	Amount/Range
Commodity derivative contract	Income approach	Market differential for crude oil	$5.07 per Bbl
Embedded derivatives	Binomial lattice model	Expected volatility	25.0% (1)
Embedded derivatives	Binomial lattice model	Default intensity	17.3% - 27.0%

(1)

The trading values of convertible debt instruments do not fully incorporate stock price volatility.  It is therefore necessary to derive a lower model volatility than that which is observed in historical volatility data for the Company’s common stock.

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

The significant unobservable inputs used in the fair value measurement of Whiting’s embedded derivatives are the expected volatility and default intensity.  Significant increases or decreases in these unobservable inputs in isolation would result in a significantly higher or lower, respectively, fair value liability measurement.

Non-recurring Fair Value Measurements.  The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including proved property.  These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  The Company did not recognize any impairment write-downs with respect to its proved property during the 2016 or 2015 reporting periods presented.

8.           SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

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

Equity Incentive Plan—At the Company’s 2013 Annual Meeting held on May 7, 2013, shareholders approved the Whiting Petroleum Corporation 2013 Equity Incentive Plan (the “2013 Equity Plan”), which replaced the Whiting Petroleum Corporation 2003 Equity Incentive Plan (the “2003 Equity Plan”) and includes the authority to issue 5,300,000 shares of the Company’s common stock.  Upon shareholder approval of the 2013 Equity Plan, the 2003 Equity Plan was terminated.  The 2003 Equity Plan continues to govern awards that were outstanding as of the date of its termination, which remain in effect pursuant to their terms. Any shares netted or forfeited after May 7, 2013 under the 2003 Equity Plan and any shares forfeited under the 2013 Equity Plan will be available for future issuance under the 2013 Equity Plan. However, shares netted for tax withholding under the 2013 Equity Plan will be cancelled and will not be available for future issuance.  Under the 2013 Equity Plan, no employee or officer participant may be granted options for more than 600,000 shares of common stock, stock appreciation rights relating to more than 600,000 shares of common stock, or more than 300,000 shares of restricted stock during any calendar year.  On December 8, 2014, the Company increased the number of shares issuable under the 2013 Equity Plan by 978,161 shares to accommodate for the conversion of Kodiak’s outstanding equity awards to Whiting equity awards upon closing of the Kodiak Acquisition.  Any shares netted or forfeited under this increased availability will be cancelled and will not be available for future issuance under the 2013 Equity Plan.  As of March 31, 2016,  778,343 shares of common stock remained available for grant under the 2013 Equity Plan.

At the Company’s 2016 Annual Meeting scheduled for May 17, 2016, shareholders will vote on approval of an amendment and restatement of the 2013 Equity Plan which, if approved, will include the authority to issue an additional 5,500,000 shares of the Company’s common stock.

For the three months ended March 31, 2016  and 2015, total stock compensation expense recognized for restricted share awards and stock options was $7 million during each period.

Restricted Shares.  The Company grants service-based restricted stock awards to executive officers and employees, which generally vest ratably over a three-year service period, and to directors, which generally vest over a one-year service period.  In addition, the Company grants restricted stock awards to executive officers that are subject to market-based vesting criteria as well as a three-year service period.  The Company uses historical data and projections to estimate expected employee behaviors related to restricted stock forfeitures.  The expected forfeitures are then included as part of the grant date estimate of compensation cost.  The Company recognizes compensation expense for all awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and compensation expense is not reversed if vesting does not actually occur.

In January 2016 and 2015,  1,073,143 shares and 391,773 shares, respectively, of restricted stock subject to certain market-based vesting criteria were granted to executive officers under the 2013 Equity Plan.  These market-based awards cliff vest on the third anniversary of the grant date, and the number of shares that will vest at the end of that three-year performance period will be determined based on the rank of Whiting’s cumulative stockholder return compared to the stockholder return of a peer group of companies over the same three-year period.  The number of shares earned could range from zero up to two times the number of shares initially granted.

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

	2016	2015
Number of simulations	2,500,000	2,500,000
Expected volatility	60.8%	40.3%
Risk-free interest rate	1.13%	0.99%
Dividend yield	-	-

The grant date fair value of the market-based restricted stock as determined by the Monte Carlo valuation model was $6.39 per share and $33.25 per share in January 2016  and 2015, respectively.

The following table shows a summary of the Company’s nonvested restricted stock as of March 31, 2016, as well as activity during the three months then ended:

	Number of Shares		Weighted Average
	Service-Based	Market-Based	Grant Date
	Restricted Stock	Restricted Stock	Fair Value
Nonvested awards, January 1, 2016	892,693	1,400,963	$30.03
Granted	2,845,058	1,073,143	6.65
Vested	(324,731)	-	36.26
Forfeited	(189,465)	(381,296)	19.22
Nonvested awards, March 31, 2016	3,223,555	2,092,810	$13.58

As of March 31, 2016, there was $36 million of total unrecognized compensation cost related to unvested restricted stock granted under the stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.3 years.

Stock Options.  There was no significant stock option activity during the three months ended March 31, 2016.

Noncontrolling Interest—The Company’s noncontrolling interest represents an unrelated third party’s 25% ownership interest in Sustainable Water Resources, LLC.  The table below summarizes the activity for the equity attributable to the noncontrolling interest (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Balance at beginning of period	$7,984	$8,070
Net loss	(10)	(17)
Balance at end of period	$7,974	$8,053

9.         INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2016 and 2015 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

10.        EARNINGS PER SHARE

The reconciliations between basic and diluted loss per share are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Basic Loss Per Share
Numerator:
Net loss available to common shareholders, basic	$(171,748)	$(106,111)
Denominator:
Weighted average shares outstanding, basic	204,367	168,990

Diluted Loss Per Share
Numerator:
Adjusted net loss available to common shareholders, diluted	$(171,748)	$(106,111)
Denominator:
Weighted average shares outstanding, diluted	204,367	168,990
Loss per common share, basic	$(0.84)	$(0.63)
Loss per common share, diluted	$(0.84)	$(0.63)

During the three months ended March 31, 2016, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes the anti-dilutive effect of 4,137,880 shares issuable upon conversion of the New Convertible Notes and 4,144 stock options.  In addition, the diluted earnings per share calculation for the three months ended March 31, 2016 excludes the dilutive effect of (i) 3,080,193 common shares for stock options that were out-of-the-money, (ii) 1,121,721 shares of restricted stock that did not meet its market-based vesting criteria as of March 31, 2016, and (iii) 205,088 shares of service-based restricted stock.

During the three months ended March 31, 2015, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes the anti-dilutive effect of 237,546 shares of restricted stock and 117,263 stock options.  In addition, the diluted earnings per share calculation for the three months ended March 31, 2015 excludes (i) the anti-dilutive effect of 755,528 incremental shares of restricted stock that did not meet its market-based vesting criteria as of March 31, 2015 and (ii) the dilutive effect of 326,219 common shares for stock options that were out-of-the-money.

As discussed in the “Long-Term Debt” footnote, the Company has the option to settle the 2020 Convertible Senior Notes with cash, shares of common stock or any combination thereof upon conversion.  The Company’s intent is to settle the principal amount of the 2020 Convertible Senior Notes in cash upon conversion.  As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the notes (the “conversion spread”) is considered in the diluted earnings per share computation under the treasury stock method.  As of March 31, 2016 and 2015, the conversion value did not exceed the principal amount of the notes, and accordingly, there was no impact to diluted earnings per share or the related disclosures for those periods.

11.        ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements To Employee Share-Based Payment Accounting (“ASU 2016-09”).  The objective of this ASU is to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows.  ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Portions of this ASU must be applied prospectively while other portions may be applied either prospectively or retrospectively.  Early adoption is permitted.  The Company is currently evaluating the impact on its consolidated financial statements of adopting ASU 2016‑09.

In March 2016, the FASB issued Accounting Standards Update No. 2016-06, Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”).  This ASU clarifies the requirements to assess whether an embedded put or call option is clearly and closely related to the debt host, solely in accordance with the four-step decision sequence in FASB ASC Topic 815, Derivatives and Hedging, as amended by ASU 2016-06.  This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and should be applied using a modified retrospective approach.  Early adoption is permitted.    The Company is currently evaluating the impact of adopting ASU 2016‑06, however the standard is not expected to have a significant effect on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”).  The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and should be applied using a modified retrospective approach.  Early adoption is permitted.    The Company is currently evaluating the impact on its consolidated financial statements of adopting ASU 2016‑02.

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

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  This ASU eliminates the requirement to retrospectively apply measurement-period adjustments made to provisional amounts recognized in a business combination.  Under ASU 2015-16, the cumulative impact of a measurement-period adjustment (including the impact on prior periods) should instead be recognized in the reporting period in which the adjustment is identified.  ASU 2015-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  This standard should be applied prospectively, and early adoption is permitted.  The Company adopted ASU 2015-16 effective January 1, 2016, which did not have an impact on the Company’s financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014‑09”).  The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards.  The FASB subsequently issued ASU 2015-14, ASU 2016-08 and ASU 2016-10 which deferred the effective date of ASU 2014-09 and provided additional implementation guidance.  These ASUs are effective for fiscal years, and interim periods within those years, beginning after December 31, 2017.  The standards permit retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented or (ii) recognition of a cumulative-effect adjustment as of the date of initial application.  The Company is currently evaluating the impact of adopting these standards on its consolidated financial statements, as well as the transition method to be applied.

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

Overview

We are an independent oil and gas company engaged in development, production, acquisition and exploration activities primarily in the Rocky Mountains and Permian Basin regions of the United States.  Since 2006, we have increased our focus on organic drilling activity and on the development of previously acquired properties, specifically on projects that we believe provide the opportunity for repeatable success and production growth, while selectively pursuing acquisitions that complement our existing core properties.  As a result of sustained lower crude oil prices in 2015 and the first three months of 2016, we have significantly reduced our level of capital spending to more closely align with our cash flows generated from operations, and have focused our drilling activity on projects that provide the highest rate of return.  In addition, we continually evaluate our property portfolio and sell properties when we believe that the sales price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own, such as the asset sales in 2015 discussed in the “Acquisitions and Divestitures” footnote in the notes to consolidated financial statements.  We are currently exploring additional asset sales of non-core properties and anticipate further sales during the remainder of 2016.

Our revenue, profitability and future growth rate depend on many factors which are beyond our control, such as oil and gas prices as well as economic, political and regulatory developments and competition from other sources of energy, as well as other items discussed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2015.  Oil and gas prices historically have been volatile and may fluctuate widely in the future.  The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas prices since the first quarter of 2014:

	2014				2015				2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude oil	$98.62	$102.98	$97.21	$73.12	$48.57	$57.96	$46.44	$42.17	$33.51
Natural gas	$4.93	$4.68	$4.07	$4.04	$2.99	$2.61	$2.74	$2.17	$2.06

Oil prices have fallen significantly since reaching highs of over $105.00 per Bbl in June 2014, dropping below $27.00 per Bbl in February 2016.  Natural gas prices have also declined from over $4.80 per Mcf in April 2014 to below $1.70 per Mcf in March 2016.  Although oil prices have recently begun to recover from the lows experienced during the first quarter of 2016, forecasted prices for both oil and gas for the remainder of 2016 remain low.  Lower oil, NGL and natural gas prices may not only decrease our revenues, but may also reduce the amount of oil and natural gas that we can produce economically and therefore potentially lower our oil and gas reserve quantities.  Substantial and extended declines in oil, NGL and natural gas prices have resulted and may continue to result in impairments of our proved oil and gas properties or undeveloped acreage and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to finance planned capital expenditures.  In addition, lower commodity prices have reduced, and may further reduce, the amount of our borrowing base under our credit agreement (such as the reduction discussed below under “Financing Highlights”), which is determined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders.  Upon a redetermination, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under our credit agreement.  Alternatively, higher oil prices may result in significant mark-to-market losses being incurred on our commodity-based derivatives.

2016 Highlights and Future Considerations

Operational Highlights

Williston Basin

Our properties in the Williston Basin of North Dakota and Montana target the Bakken and Three Forks formations.  Net production from the Williston Basin averaged 124.9 MBOE/d for the first quarter of 2016, which represents a 3% decrease from 128.6 MBOE/d in the fourth quarter of 2015.  As of March 31, 2016, we had two rigs active in the Williston Basin, and we plan to maintain a two-rig drilling program in this area for the remainder of the year.  In April 2016, we entered into a wellbore participation agreement related to the wells that we intend to drill in the Williston Basin during 2016.  This agreement will allow us to continue completion activity in this area, resulting in higher production volumes, without increasing our planned capital expenditures.  Across our acreage in the Williston Basin, we have implemented our new completion design which utilizes cemented liners, plug-and-perf technology, significantly higher sand volumes, new diversion technology and both hybrid and slickwater fracture stimulation methods and has resulted in improved initial production rates.

In order to process the produced gas stream from our wells in the Sanish field, we constructed the Robinson Lake gas plant.  The plant has a current processing capacity of 130 MMcf/d and fractionation equipment that allows us to convert NGLs into propane and butane, which end products can then be sold locally for higher realized prices.  As of March 31, 2016, the plant was processing over 113 MMcf/d.

We also hold a 50% ownership interest in a gas processing plant, gathering systems and related facilities located south of Belfield, North Dakota, which primarily processes production from our Pronghorn field.  There is currently inlet compression in place to process 35 MMcf/d, and as of March 31, 2016, the plant was processing 18 MMcf/d.

Denver Julesburg Basin

Our Redtail field in the Denver Julesburg Basin (“DJ Basin”) in Weld County, Colorado targets the Niobrara and Codell/Fort Hays formations.  In the first quarter of 2016, net production from the Redtail field averaged 11.8 MBOE/d, representing a 17%  decrease from 14.3 MBOE/d in the fourth quarter of 2015.  We have established production in the Niobrara “A”, “B” and “C” zones and the Codell/Fort Hays formations.  Our development plan at Redtail currently includes drilling up to eight wells per spacing unit in the Niobrara “A”, “B” and “C” zones and up to four wells per spacing unit in the Codell/Fort Hays formations.    Additionally, the Codell/Fort Hays formation is prospective throughout our acreage in the Redtail field, and we are currently evaluating that formation.  We have implemented a new wellbore configuration in this area, which significantly reduces drilling times.  As of March 31, 2016, we had two drilling rigs operating in the DJ Basin.  We plan to maintain a two-rig drilling program in this area for the remainder of 2016, while suspending our completion activity beginning in the second quarter.

In April 2014, we brought online the Redtail gas plant to process the associated gas produced from our wells in this area.  During the third quarter of 2015, the plant’s inlet capacity was expanded to 50 MMcf/d from 20 MMcf/d.  As of March 31, 2016, the plant was processing 20 MMcf/d.

Permian Basin

Our North Ward Estes field in the Ward and Winkler counties in Texas has responded positively to the water and CO2 floods that we initiated in May 2007.  Production from this EOR project is primarily from the Yates formation, with additional production from other zones including the Queen formation.  We are currently injecting CO2 into one of the largest phases of our eight-phase project at this field.  As of March 31, 2016, we were injecting approximately 355 MMcf/d of CO2 into the field, over half of which is recycled.  Net production from North Ward Estes averaged 8.9 MBOE/d for the first quarter of 2016,  which represents a 3% decrease from 9.2 MBOE/d in the fourth quarter of 2015.

Financing Highlights

On March 25, 2016, we entered into an amendment to our existing credit agreement and related guaranty and collateral agreement in connection with the May 1, 2016 regular borrowing base redetermination that, among other things, (i) decreased our borrowing base under the facility from $4.0 billion to $2.75 billion, effective May 1, 2016, (ii) reduced our aggregate commitments under the credit agreement from $3.5 billion to $2.5 billion, (iii) reduced our maximum letter of credit commitment amount from $100 million to $50 million, (iv) increased the applicable margin based on the borrowing base utilization percentage by 50 basis points per annum, (v) increased the commitment fee to 50 basis points per annum, (vi) permits us and certain of our subsidiaries to issue second lien indebtedness up to $1.0 billion subject to various conditions and limitations, (vii) increased our permitted ratio of total senior secured debt to the last four quarters’ EBITDAX (as defined in the credit agreement) from less than 2.5 to 1.0 to less than 3.0 to 1.0 during the interim covenant period, and (viii) permits us and certain of our subsidiaries to dispose of our respective ownership interests in certain gas gathering and processing plants located in North Dakota without reducing the borrowing base.

On March 23, 2016, we exchanged $477 million aggregate principal amount of our senior notes and senior subordinated notes, consisting of (i) $49 million aggregate principal amount of our 2018 Senior Subordinated Notes, (ii) $97 million aggregate principal amount of our 2019 Senior Notes, (iii) $152 million aggregate principal amount of our 2021 Senior Notes, and (iv) $179 million aggregate principal amount of our 2023 Senior Notes, for (i) $49 million aggregate principal amount of new 6.5% Convertible Senior Subordinated Notes due 2018, (ii) $97 million aggregate principal amount of new 5% Convertible Senior Notes due 2019, (iii) $152 million aggregate principal amount of new 5.75% Convertible Senior Notes due 2021, and (iv) $179 million aggregate principal amount of new 6.25% Convertible Senior Notes due 2023 (together the “New Convertible Notes”).  The New Convertible Notes are

convertible into shares of our common stock, and the redemption provisions, covenants, interest payments and maturity terms applicable to each series of New Convertible Notes are substantially identical to those applicable to the corresponding series of exchanged notes.  For further information on the New Convertible Notes, refer to the “Long-Term Debt” footnote in the notes to consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

	Three Months Ended
	March 31,
	2016	2015
Net production:
Oil (MMBbl)	10.0	12.2
NGLs (MMBbl)	1.6	1.1
Natural gas (Bcf)	10.5	10.4
Total production (MMBOE)	13.4	15.0
Net sales (in millions):
Oil (1)	$269.7	$478.1
NGLs	9.0	14.6
Natural gas	11.0	27.1
Total oil, NGL and natural gas sales	$289.7	$519.8
Average sales prices:
Oil (per Bbl) (1)	$27.07	$39.25
Effect of oil hedges on average price (per Bbl)	5.54	4.15
Oil net of hedging (per Bbl)	$32.61	$43.40
Weighted average NYMEX price (per Bbl) (2)	$33.52	$48.58
NGLs (per Bbl)	$5.48	$13.10
Natural gas (per Mcf)	$1.05	$2.61
Weighted average NYMEX price (per Mcf) (2)	$2.05	$2.98
Costs and expenses (per BOE):
Lease operating expenses	$8.56	$11.07
Production taxes	$1.94	$2.95
Depreciation, depletion and amortization	$23.38	$18.87
General and administrative	$3.35	$2.93

(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue decreased $230 million to $290 million when comparing the first quarter of 2016 to the same period in 2015.  Sales revenue is a function of oil, NGL and gas volumes sold and average commodity prices realized.  Our oil sales volumes decreased 18%,  while our NGL sales volumes increased 47% and our natural gas sales volumes increased 1% between periods.  The oil volume decrease between periods was primarily attributable to normal field production decline across several of our areas resulting from reduced drilling and completion activity during 2015 and the first quarter of 2016 in response to the depressed commodity price environment.  In addition, we completed several non-core oil and gas property divestitures during 2015, which negatively impacted oil production in the first quarter of 2016 by 560 MBbl.  These decreases were partially offset by new wells drilled and completed in the Williston Basin and DJ Basin which added 2,770 MBbl and 360 MBbl, respectively, of oil production during the first quarter of 2016 as compared to the first quarter of 2015.   Our NGL sales volume increases between periods generally related to new wells drilled and completed in the Williston Basin and DJ Basin, as well as additional volumes processed as more wells were connected to gas processing plants in the Williston Basin over the last twelve months.  These NGL volume increases were largely offset by normal field production decline across several of our areas.  The gas volume increase between periods was primarily due to drilling success at our Williston Basin and DJ Basin properties which resulted in 3,750 MMcf and 660 MMcf, respectively, of additional gas volumes during the first quarter of 2016 as compared to the first quarter of 2015.  In addition, gas volumes increased between periods as more wells were connected to gas processing plants in the Williston

Basin over the last twelve months in an effort to increase our overall gas capture rate in this area.  These gas volume increases were largely offset by the 2015 property divestitures, which negatively impacted gas production in the first quarter of 2016 by 2,765 MMcf, as well as normal field production decline across several of our areas.

In addition to production-related decreases in net revenue there were also significant decreases in the average sales price realized for oil, NGLs and natural gas in the first quarter of 2016 compared to 2015.  Our average price for oil before the effects of hedging decreased 31%,  our average sales price for NGLs decreased 58% and our average sales price for natural gas decreased 60% between periods.

Lease Operating Expenses.  Our lease operating expenses (“LOE”) during the first quarter of 2016 were $114 million, a $52 million decrease over the same period in 2015.  This decrease was primarily due to a $26 million decline in the costs of oilfield goods and services resulting from cost reduction measures we have implemented as well as the general downturn in the oil and gas industry, $21 million of lower LOE attributable to properties that we divested in 2015, and a reduction in well workover activity between periods.  Workovers decreased from $15 million in the first quarter of 2015 to $10 million in the first quarter of 2016, primarily due to a reduction in well workover activity at our EOR project at North Ward Estes.

Our lease operating expenses on a BOE basis also decreased when comparing the first quarter of 2016 to the same 2015 period.  LOE per BOE amounted to $8.56 during the first quarter of 2016, which represents a decrease of $2.51 per BOE (or 23%)  from the first quarter of 2015.  This decrease was mainly due to the declining costs of goods and services in the industry, the impact of property divestitures and lower well workover costs, as discussed above, partially offset by lower overall production volumes between periods.  The properties sold during 2015 consisted mainly of mature oil and gas producing properties with LOE per BOE rates that were higher than our overall blended corporate rate.

Production Taxes.  Our production taxes during the first quarter of 2016 were $26 million, an $18 million decrease over the same period in 2015, which decrease was primarily due to lower oil, NGL and natural gas sales between periods.  Our production taxes, however, are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis was 8.9% and 8.5% for the first quarter of 2016 and 2015, respectively.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization (“DD&A”) expense increased $29 million in 2016 as compared to the first quarter of 2015.  The components of our DD&A expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Depletion	$306,611	$272,301
Depreciation	2,102	2,026
Accretion of asset retirement obligations	3,579	9,192
Total	$312,292	$283,519

DD&A increased between periods primarily due to $34 million in higher depletion expense.  This increase was mainly attributable to a $72 million increase in expense related to a higher depletion rate between periods, which was partially offset by a $38 million decrease due to lower overall production volumes during the first quarter of 2016.  On a BOE basis, our overall DD&A rate of $23.38 for the first quarter of 2016 was 24% higher than the rate of $18.87 for the same period in 2015.  The primary factors contributing to this higher DD&A rate were $1.7 billion in drilling and development expenditures during the past twelve months as well as decreases to proved and proved developed reserves over the last twelve months primarily attributable to lower average oil and natural gas prices used to calculate our reserves, as well as property divestitures in 2015.

Exploration and Impairment.  Our exploration and impairment costs decreased $45 million for the first quarter of 2016 as compared to the same period in 2015.  The components of our exploration and impairment expense  were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Exploration	$20,519	$54,507
Impairment	14,972	26,417
Total	$35,491	$80,924

Exploration costs decreased $34 million during the first quarter of 2016 as compared to the same period in 2015 primarily due to lower rig termination fees incurred between periods.  Rig termination fees amounted to $14 million during the first quarter of 2016 as compared to $43 million during the first quarter of 2015.

Impairment expense for the first quarter of 2016 and 2015 primarily related to the amortization of leasehold costs associated with individually insignificant unproved properties, and such amortization resulted in impairment expense of $15 million during the first quarter of 2016 as compared to $25 million for the first quarter of 2015.  This decrease in leasehold amortization in 2016 is primarily due to $49 million of impairments to undeveloped acreage costs in 2015 for leases where we had no current or future plans to drill.

General and Administrative.  We report general and administrative (“G&A”) expenses net of third-party reimbursements and internal allocations.  The components of our G&A expenses were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
General and administrative expenses	$77,334	$85,840
Reimbursements and allocations	(32,538)	(41,860)
General and administrative expenses, net	$44,796	$43,980

G&A expenses before reimbursements and allocations decreased $9 million during the first quarter of 2016 as compared to the same period in 2015 primarily due to savings realized as a result of cost reduction measures we have implemented, as well as the impact of property divestitures during 2015.  The decrease in reimbursements and allocations for the first quarter of 2016 was the result of a lower number of field workers on Whiting-operated properties due to reduced drilling activity over the past twelve months and property divestitures during 2015.

Our general and administrative expenses on a BOE basis, however, increased when comparing the first quarter of 2016 to the same 2015 period.  G&A expense per BOE amounted to $3.35 during the first quarter of 2016, which represents an increase of $0.42 per BOE (or 14%) from the first quarter of 2015.  This increase was mainly due to lower overall production volumes between periods, partially offset by savings realized as a result of our cost reduction measures.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Notes	$52,313	$61,059
Credit agreement	7,868	12,828
Amortization of debt issue costs, discounts and premiums	21,369	1,999
Other	412	5
Capitalized interest	(55)	(1,634)
Total	$81,907	$74,257

The increase in interest expense of $8 million between periods was mainly attributable to an increase in amortization of debt issue costs, discounts and premiums, partially offset by lower interest costs incurred on our notes and our credit agreement during the first quarter of 2016 as compared to the first quarter of 2015.  The increase in amortization of debt issue costs, discounts and premiums of $19 million is primarily due to amortization of the discount on the 2020 Convertible Senior Notes issued in March 2015, as well as a $6 million non-cash charge for the acceleration of unamortized debt issuance costs in connection with the reduction of the aggregate commitments under our credit agreement in March 2016.  The $9 million decrease in note interest was due to amounts incurred during 2015 on the $1.6 billion of Kodiak Notes we assumed as part of the Kodiak Acquisition, all of which were subsequently repurchased during 2015.  This decrease in interest expense was partially offset by our March 2015 issuance of $1,250 million of 1.25% Convertible Senior Notes due 2020 and $750 million of 6.25% Senior Notes due 2023.  Interest expense on our credit agreement decreased $5 million in 2016 due to a lower amount of average borrowings outstanding under this facility between periods.

Our weighted average debt outstanding during the first quarter of 2016 was $5.6 billion versus $6.0 billion for the first quarter of 2015.  Our weighted average effective cash interest rate was 4.3% during the first quarter of 2016 compared to 4.9% for the first quarter of 2015.

(Gain) Loss on Extinguishment of Debt.  During the first quarter of 2016, we exchanged $477 million aggregate principal amount of our senior notes and senior subordinated notes for the same aggregate principal amount of the New Convertible Notes.  As a result of the exchange, we recognized a $91 million gain on extinguishment of debt, which included a $4 million non-cash charge for the acceleration of unamortized debt issuance costs and debt premium on the original notes.  During the first quarter of 2015, we repurchased $747 million aggregate principal amount of the Kodiak Notes then outstanding.  As a result of the repurchase, we recognized a  $6 million loss on extinguishment of debt, which consisted of a $7 million cash charge related to the redemption premium on the Kodiak Notes, partially offset by a $2 million non-cash credit related to the acceleration of unamortized debt premiums on such notes.  Refer to the “Long-Term Debt” footnote in the notes to consolidated financial statements for more information.

Derivative (Gain) Loss, Net.    Our commodity derivative contracts and embedded derivatives are marked-to-market each quarter with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment to or from the counterparty.  Derivative (gain) loss, net amounted to a loss of $5 million for the three months ended March 31, 2016, which consisted of a $22 million fair value loss on embedded derivatives, partially offset by a $17 million gain on commodity derivative contracts resulting from the downward shift in the futures curve of forecasted commodity prices (“forward price curve”) for crude oil from January 1, 2016 to March 31, 2016.  Derivative (gain) loss, net for the three months ended March 31, 2015 resulted in a gain on commodity derivative contracts of $10 million mainly due to the less significant downward shift in the same forward price curve from January 1, 2015 (or the 2015 date on which prior year contracts were entered into) to March 31, 2015.

See Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, for a list of our outstanding derivatives as of April 26, 2016.

Income Tax Benefit.  Income tax benefit for the first quarter of 2016 totaled $65 million as compared to a benefit of $54 million for the first quarter of 2015, an increase of $11 million that was mainly related to $77 million in higher pre-tax loss between periods.

Our effective tax rates for the periods ending March 31, 2016 and 2015 differ from the U.S. statutory income tax rate primarily due to the effects of state income taxes and permanent taxable differences.  Our overall effective tax rate decreased from 33.6% for the first quarter of 2015 to 27.5% for the first quarter of 2016.  This decrease is mainly the result of permanent tax differences associated with the New Convertible Notes issued in March 2016.

Liquidity and Capital Resources

Overview.  At March 31, 2016, we had $1 million of cash on hand and $4.6 billion of equity, while at December 31, 2015, we had $16 million of cash on hand and $4.8 billion of equity.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility, which we partially mitigate through the use of commodity hedge contracts.  Oil accounted for 75% and 81% of our total production in the first quarters of 2016 and 2015, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in NGL or natural gas prices.  As of April 26, 2016, we had derivative contracts covering the sale of approximately 55% of our forecasted oil production volumes for the remainder of 2016.  For a list of all of our outstanding derivatives as of April 26, 2016, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk”.

During the first quarter of 2016, we generated $46 million of cash provided by operating activities, a decrease of $156 million over the same period in 2015.  Cash provided by operating activities decreased primarily due to lower crude oil production volumes and lower realized sales prices for oil, NGLs and natural gas in the first quarter of 2016.  These negative factors were partially offset by higher NGL and natural gas production volumes and an increase in cash settlements received on our derivative contracts, as well as lower lease operating expenses, exploration costs, production taxes and cash interest expense during the first quarter of 2016  as compared to the same period in 2015.  Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on increases and decreases in certain expenses between periods.

During the first quarter of 2016, cash flows from operating activities and cash on hand plus $200 million in net borrowings under our credit agreement were used to finance $261 million of drilling and development expenditures.

Exploration and Development Expenditures.  The following chart details our exploration and development expenditures incurred by region (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Rocky Mountains	$250,683	$794,627
Permian Basin	15,058	36,113
Other	1,553	4,480
Total incurred	$267,294	$835,220

We continually evaluate our capital needs and compare them to our capital resources.  Our 2016 exploration and development (“E&D”) budget is  $500 million, which we expect to fund substantially with net cash provided by our operating activities, proceeds from property divestitures and, if necessary, borrowings under our credit facility.  The overall budget represents a substantial decrease from the $2.3 billion we incurred on E&D expenditures during 2015.  This reduced capital budget is in response to the significantly lower crude oil prices experienced during 2015 and continuing into 2016 and our plan to more closely align our capital spending with cash flows generated from operations, including our plan to suspend completion operations at our Redtail field beginning in the second quarter of 2016.  We expect to allocate $440 million of our 2016 budget to exploration and development activity, and the remainder will be allocated to facilities, drilling rig termination fees and undeveloped acreage purchases.  We plan to incur the majority of our budgeted E&D expenditures during the first half of 2016 as we complete projects that were initiated in 2015 and wind down our completion operations.  We currently anticipate that our E&D expenditures will total approximately $80 million per quarter during the second half of 2016.  We believe that should additional attractive acquisition opportunities arise or E&D expenditures exceed $500 million, we will be able to finance additional capital expenditures with borrowings under our credit agreement, agreements with industry partners or divestitures of certain oil and gas property interests.  Our level of E&D expenditures is largely discretionary, and the amount of funds we devote to any particular activity may increase or decrease significantly depending on commodity prices, cash flows, available opportunities and development results, among other factors.  We believe that we have sufficient liquidity and capital resources to execute our business plan over the next 12 months and for the foreseeable future.  With our expected cash flow streams, commodity price hedging strategies, current liquidity levels (including availability under our credit agreement), access to debt and equity markets and flexibility to modify future capital expenditure programs, we expect to be able to fund all planned capital programs and debt repayments, comply with our debt covenants, and meet other obligations that may arise from our oil and gas operations.

Credit Agreement.  Whiting Oil and Gas, our wholly-owned subsidiary, has a credit agreement with a syndicate of banks that as of March 31, 2016 had a borrowing base of $4.0 billion, with aggregate commitments of $2.5 billion.  As of March 31, 2016, we had $1.5 billion of available borrowing capacity, which was net of $1 billion in borrowings and $2 million in letters of credit outstanding.

On March 25, 2016, we entered into an amendment to our existing credit agreement and related guaranty and collateral agreement in connection with the May 1, 2016 regular borrowing base redetermination that, among other things, (i) decreased our borrowing base under the facility from $4.0 billion to $2.75 billion, effective May 1, 2016, (ii) reduced our aggregate commitments under the credit agreement from $3.5 billion to $2.5 billion, (iii) reduced our maximum letter of credit commitment amount from $100 million to $50 million, (iv) increased the applicable margin based on the borrowing base utilization percentage by 50 basis points per annum, (v) increased the commitment fee to 50 basis points per annum, (vi) permits us and certain of our subsidiaries to issue second lien indebtedness up to $1.0 billion subject to various conditions and limitations, (vii) increased our permitted ratio of total senior secured debt to the last four quarters’ EBITDAX (as defined in the credit agreement) from less than 2.5 to 1.0 to less than 3.0 to 1.0 during the Interim Covenant Period, as defined below, and (viii) permits us and certain of our subsidiaries to dispose of our respective ownership interests in certain gas gathering and processing plants located in North Dakota without reducing the borrowing base.

The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of our proved reserves that have been mortgaged to such lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  Because oil and gas prices are principal inputs into the valuation of our reserves, if current and projected oil and gas prices remain at their current levels for a prolonged period or further decline, our borrowing base could be reduced at the next redetermination date, which is scheduled for November 1, 2016, or during future redeterminations.  Upon a redetermination of our borrowing base, either on a periodic or special redetermination date, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of our debt outstanding under the credit agreement.

A portion of the revolving credit facility in an aggregate amount not to exceed $50 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of ours.  As of March 31, 2016,  $48 million was available for additional letters of credit under the agreement.

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

	Applicable	Applicable
	Margin for Base	Margin for	Commitment
Ratio of Outstanding Borrowings to Borrowing Base	Rate Loans	Eurodollar Loans	Fee
Less than 0.25 to 1.0	1.00%	2.00%	0.50%
Greater than or equal to 0.25 to 1.0 but less than 0.50 to 1.0	1.25%	2.25%	0.50%
Greater than or equal to 0.50 to 1.0 but less than 0.75 to 1.0	1.50%	2.50%	0.50%
Greater than or equal to 0.75 to 1.0 but less than 0.90 to 1.0	1.75%	2.75%	0.50%
Greater than or equal to 0.90 to 1.0	2.00%	3.00%	0.50%

The credit agreement contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of our lenders.  Except for limited exceptions, the credit agreement also restricts our ability to make any dividend payments or distributions on our common stock.  These restrictions apply to all of our restricted subsidiaries (as defined in the credit agreement).  The amended credit agreement requires us, as of the last day of any quarter, to maintain the following ratios (as defined in the credit agreement): (i) a consolidated current assets to consolidated current liabilities ratio (which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0, (ii) a total senior secured debt to the last four quarters’ EBITDAX ratio of less than 3.0 to 1.0 during the Interim Covenant Period (defined below), and thereafter a total debt to EBITDAX ratio of less than 4.0 to 1.0, and (iii) a ratio of the last four quarters’ EBITDAX to consolidated interest charges of not less than 2.25 to 1.0 during the Interim Covenant Period.  Under the credit agreement, the “Interim Covenant Period” is defined as the period from June 30, 2015 until the earlier of (a) April 1, 2018 or (b) the commencement of an investment-grade debt rating period (as defined in the credit agreement).  We were in compliance with our covenants under the credit agreement as of March 31, 2016.  However, a substantial or extended decline in oil, NGL or natural gas prices may adversely affect our ability to comply with these covenants in the future.

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

Exchange of Senior Notes and Senior Subordinated Notes for Convertible Notes.  On March 23, 2016, we exchanged $477 million aggregate principal amount of our senior notes and senior subordinated notes, consisting of (i) $49 million aggregate principal amount of our 2018 Senior Subordinated Notes, (ii) $97 million aggregate principal amount of our 2019 Senior Notes, (iii) $152 million aggregate principal amount of our 2021 Senior Notes, and (iv) $179 million aggregate principal amount of our 2023 Senior Notes, for (i) $49 million aggregate principal amount of new 6.5% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”), (ii) $97 million aggregate principal amount of new 5% Convertible Senior Notes due 2019 (the “2019 Convertible Senior Notes”), (iii) $152 million aggregate principal amount of new 5.75% Convertible Senior Notes due 2021 (the “2021 Convertible Senior Notes”), and (iv) $179 million aggregate principal amount of new 6.25% Convertible Senior Notes due 2023 (the “2023 Convertible Senior Notes” and, together with the 2018 Convertible Senior Subordinated Notes, the 2019 Convertible Senior Notes and the 2021 Convertible Senior Notes, the “New Convertible Notes”).  The redemption provisions, covenants, interest payments and maturity terms applicable to each series of New Convertible Notes are substantially identical to those applicable to the corresponding series of the Whiting Senior Notes and the 2018 Senior Subordinated Notes.

The New Convertible Notes are convertible, at the option of the holders, into shares of common stock at any time from the date of issuance up until the close of business on the earlier of (i) the fifth business day following the date of a mandatory conversion notice (see below for a discussion of the mandatory conversion terms), (ii)  the business day immediately preceding the date of redemption, if we were to elect to redeem all or a portion of the New Convertible Notes prior to maturity, or (iii) the business day immediately preceding the maturity date.  In addition, (i) if a holder exercises its right to convert on or prior to September 23, 2016, such holder will receive an early conversion cash payment in an amount equal to 18 months of interest payable on the applicable series of notes, (ii) if a holder exercises its right to convert after September 23, 2016 but on or prior to March 23, 2017, such holder will receive an early conversion cash payment in an amount equal to 12 months of interest payable on the applicable series of notes, or (iii) if a holder exercises its right to convert after March 23, 2017 but on or prior to September 23, 2017, such holder will receive an early conversion cash payment in an amount equal to six months of interest payable on the applicable series of notes.  Upon exercise of this option, the holder will also be entitled to cash payment of all accrued and unpaid interest through the conversion date.

The initial conversion rate for the 2018 Convertible Senior Subordinated Notes, the 2021 Convertible Senior Notes and the 2023 Convertible Senior Notes is 86.9565 common shares per $1,000 principal amount of the notes (representing an initial conversion price of $11.50 per share), and the initial conversion rate for the 2019 Convertible Senior Notes is 90.9091 common shares per $1,000 principal amount of the notes (representing an initial conversion price of $11.00 per share).  Each initial conversion rate is subject to customary adjustments if certain share transactions were to be initiated by us.

We have the right to mandatorily convert the New Convertible Notes, in whole or in part, if the volume weighted average price (as defined in the applicable indentures governing the New Convertible Notes) of our common stock exceeds 89.13% of the applicable conversion price of the 2018 Convertible Senior Subordinated Notes, the 2021 Convertible Senior Notes and the 2023 Convertible Senior Notes and 93.18% of the applicable conversion price of the 2019 Convertible Senior Notes (each representing an initial mandatory conversion trigger price of $10.25 per share) for at least 20 trading days during a 30 consecutive trading day period.  No early conversion or accrued and unpaid interest payments will be made upon a mandatory conversion.  As of March 31, 2016,  no mandatory conversion triggers of the New Convertible Notes had been met and no holders of the notes had exercised their conversion options.

2020 Convertible Senior Notes. In March 2015, we issued at par $1,250 million of 1.25% Convertible Senior Notes due April 2020 (the “2020 Convertible Senior Notes”).

We have the option to settle conversions of the 2020 Convertible Senior Notes with cash, shares of common stock or a combination of cash and common stock at our election.  Our intent is to settle the principal amount of the 2020 Convertible Senior Notes in cash upon conversion.  Prior to January 1, 2020, the 2020 Convertible Senior Notes will be convertible at the holder’s option only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2020 Convertible Senior Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.  On or after January 1, 2020, the 2020 Convertible Senior Notes will be convertible at any time until the second scheduled trading day immediately preceding the April 1, 2020 maturity date of the notes.  The notes will be convertible at an initial conversion rate of 25.6410 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $39.00.  The conversion rate will be subject to adjustment in some events.  In addition, following certain corporate events that occur prior to the maturity date, we will increase, in certain circumstances, the conversion rate for a holder who elects to convert its 2020 Convertible Senior Notes in connection with such corporate event.  As of March 31, 2016, none of the contingent conditions allowing holders of the 2020 Convertible Senior Notes to convert these notes had been met.

The indentures governing the Nonconvertible Whiting Notes and the New Convertible Notes restrict us from incurring additional indebtedness, subject to certain exceptions, unless our fixed charge coverage ratio (as defined in the indentures) is at least 2.0 to 1.  If we were in violation of this covenant, then we may not be able to incur additional indebtedness, including under Whiting Oil and Gas’ credit agreement.  Additionally, these indentures contain restrictive covenants that may limit our ability to, among other things, pay cash dividends, make certain other restricted payments, redeem or repurchase our capital stock or our subordinated debt, make investments or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of ours and our restricted subsidiaries taken as a whole, and enter into hedging contracts.  These covenants may potentially limit the discretion of our management in certain respects.  We were in compliance with these covenants as of  March 31, 2016.  However, a substantial or extended decline in oil, NGL or natural gas prices may adversely affect our ability to comply with these covenants in the future.

Contractual Obligations and Commitments

Schedule of Contractual Obligations.  The following table summarizes our obligations and commitments as of March 31, 2016 to make future payments under certain contracts, aggregated by category of contractual obligation, for the time periods specified below.  This table does not include amounts payable under contracts where we cannot predict with accuracy the amount and timing of such payments, including (i) any amounts we may be obligated to pay under our derivative contracts as such payments are dependent upon the price of crude oil in effect at the time of settlement, (ii) any penalties that may be incurred for underdelivery under our physical delivery contracts and (iii) cash payments that may be made to holders upon conversion of our New Convertible Notes.  For further information on these contracts refer to the “Derivative Financial Instruments” footnote in the notes to consolidated financial statements, “Delivery Commitments” in Item 2 of our Annual Report on Form 10-K for the period ended December 31, 2015, and the “Long-Term Debt” footnote in the notes to consolidated financial statements.

	Payments due by period
	(in thousands)
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Long-term debt (1)	$5,650,000	$-	$1,450,000	$3,450,000	$750,000
Cash interest expense on debt (2)	1,051,347	236,080	458,493	263,024	93,750
Asset retirement obligations (3)	162,254	9,235	18,285	18,617	116,117
Water disposal agreement (4)	144,198	10,702	35,494	40,635	57,367
Purchase obligations (5)	93,568	47,327	32,843	13,398	-
Pipeline transportation agreements (6)	120,280	13,456	28,410	27,177	51,237
Drilling rig contracts (7)	66,996	48,692	18,304	-	-
Leases (8)	27,871	7,841	14,612	5,418	-
Total	$7,316,514	$373,333	$2,056,441	$3,818,269	$1,068,471

(1)

Long-term debt consists of the principal amounts of the Nonconvertible Whiting Notes, the 2020 Convertible Senior Notes and the New Convertible Notes as well as the outstanding borrowings under our credit agreement.

(2)

Cash interest expense on the Nonconvertible Whiting Notes is estimated assuming no principal repayment until the due dates of the instruments.  Cash interest expense on the 2020 Convertible Senior Notes and the New Convertible Notes is estimated assuming no conversion prior to maturity.  Cash interest expense on the credit agreement is estimated assuming no principal repayment until the December 2019 instrument due date and is estimated at a fixed interest rate of 2.7%.

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

(5)

We have three take-or-pay purchase agreements, of which one agreement expires in 2016, one expires in 2017 and one expires in 2020.  One of these agreements contains commitments to buy certain volumes of CO2 for use in our North Ward Estes EOR project in Texas.  Under the remaining two take-or-pay agreements, we have committed to buy certain volumes of water for use in the fracture stimulation process on wells we complete in our Redtail field.  Under the terms of these agreements, we are obligated to purchase a minimum volume of CO2 or water, as the case may be, or else pay for any deficiencies at the price stipulated in the contract.  The purchasing obligations reported above represent our minimum financial commitments pursuant to the terms of these contracts, however, our actual expenditures under these contracts may exceed the minimum commitments presented above.

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

(7)

As of March 31, 2016, we had five drilling rigs under long-term contract, including one that was on standby.  All of these agreements expire in 2017.  As of March 31, 2016, early termination of these contracts would require termination penalties of $57 million, which would be in lieu of paying the remaining drilling commitments under these contracts.

(8)

We lease 222,900 square feet of administrative office space in Denver, Colorado under an operating lease arrangement expiring in 2019, 47,900 square feet of office space in Midland, Texas expiring in 2020, 36,500 square feet of office space in Dickinson, North Dakota expiring in 2020, and 36,300 square feet of additional administrative office space in Denver, Colorado assumed in the Kodiak Acquisition expiring in 2016.

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

Critical Accounting Policies and Estimates

Information regarding critical accounting policies and estimates is contained in Item 7 of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2015.  The following is a material update to such critical accounting policies and estimates:

Derivative Instruments and Hedging Activity.  All derivative instruments are recorded in the consolidated financial statements at fair value, other than derivative instruments that meet the “normal purchase normal sale” exclusion or other derivative scope exceptions.  We do not currently apply hedge accounting to any of our outstanding derivative instruments, and as a result, all changes in derivative fair values are recognized currently in earnings.

We use third-party valuation specialists to determine the fair value of our derivative instruments measured at fair value.  We review these valuations, including the related model inputs and assumptions, and analyze changes in fair value measurements between periods.  We corroborate such inputs, calculations and fair value changes using various methodologies, and review unobservable inputs for reasonableness utilizing relevant information from other published sources.    When available, we utilize counterparty valuations to assess the reasonableness of our valuations.  The values we report in our financial statements change as the assumptions used in these valuations are revised to reflect changes in market conditions (particularly those for oil and natural gas futures) or other factors, many of which are beyond our control.

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

We value our costless collars and swaps using industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures.  We value our long-term crude oil sales and delivery contracts based on an income approach, which considers various assumptions, including quoted forward prices for commodities, market differentials for crude oil and U.S. Treasury rates.  The discount rates used in the fair values of these instruments include a measure of nonperformance risk by the counterparty or us, as appropriate.

In addition, we evaluate the terms of our convertible debt and other contracts, if any, to determine whether they contain embedded components, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments.

We value the embedded derivatives related to our convertible notes using a binomial lattice model which considers various inputs including (i) our common stock price, (ii) risk-free rates based on U.S. Treasury rates, (iii) recovery rates in the event of default, (iv) default intensity, and (v) volatility of our common stock.

Effects of Inflation and Pricing

During 2015 and continuing into early 2016, we experienced decreased costs due to a decrease in demand for oil field products and services in response to the sustained depressed commodity price environment.  The oil and gas industry is very cyclical, and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and not adjust downward in proportion to prices.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, depletion expense, impairment assessments of oil and gas properties and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase in the near term, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

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

These risks and uncertainties include, but are not limited to: declines in, or extended periods of low oil, NGL or natural gas prices; our level of success in exploration, development and production activities; risks related to our level of indebtedness, ability to comply with debt covenants and periodic redeterminations of the borrowing base under our credit agreement; impacts to financial statements as a result of impairment write-downs; our ability to successfully complete asset dispositions and the risks related thereto; revisions to reserve estimates as a result of changes in commodity prices, regulation and other factors; adverse weather conditions that may negatively impact development or production activities; the timing of our exploration and development expenditures; inaccuracies of our reserve estimates or our assumptions underlying them; risks relating to any unforeseen liabilities of ours; our ability to generate sufficient cash flows from operations to meet the internally funded portion of our capital expenditures budget; our ability to obtain external capital to finance exploration and development operations; federal and state initiatives relating to the regulation of hydraulic fracturing and air emissions; the potential impact of federal debt reduction initiatives and tax reform legislation being considered by the U.S. Federal Government that could have a negative effect on the oil and gas industry; unforeseen underperformance of or liabilities associated with acquired properties; the impacts of hedging on our results of operations; failure of our properties to yield oil or gas in commercially viable quantities; availability of, and risks associated with, transport of oil and gas; our ability to drill producing wells on undeveloped acreage prior to its lease expiration; shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and completion services; uninsured or underinsured losses resulting from our oil and gas operations; our inability to access oil and gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing our oil and gas operations; our ability to replace our oil and natural gas reserves; any loss of our senior management or technical personnel; competition in the oil and gas industry; cyber security attacks or failures of our telecommunication systems; and other risks described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in Item 1A of our Annual Report on Form 10‑K for the period ended December 31, 2015.  We assume no obligation, and disclaim any duty, to update the forward-looking statements in this Quarterly Report on Form 10-Q.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The price we receive for our oil and gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Crude oil and natural gas are commodities, and therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand.  Historically, the markets for oil and gas have been volatile, and these markets will likely continue to be volatile in the future.  Based on production for the first quarter of 2016, our income (loss) before income taxes for the three months ended March 31, 2016 would have moved up or down $27 million for each 10% change in oil prices per Bbl,  $1 million for each 10% change in NGL prices per Bbl and $1 million for each 10% change in natural gas prices per Mcf.

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

Commodity Derivative Contracts

Crude Oil Costless Collars.    The collared hedges shown in the table below have the effect of providing a protective floor while allowing us to share in upward pricing movements.  The three-way collars, however, do not provide complete protection against declines in crude oil prices due to the fact that when the market price falls below the sub-floor, the minimum price we would receive would be NYMEX plus the difference between the floor and the sub-floor.  While these hedges are designed to reduce our exposure to price decreases, they also have the effect of limiting the benefit of price increases above the ceiling.  The fair value of these commodity derivative instruments at March 31, 2016, was a net asset of $151 million.  A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of March 31, 2016 would cause a decrease of $35 million or an increase of $32 million, respectively, in this fair value asset.

Our outstanding hedges as of April 26, 2016 are summarized below:

Derivative			Monthly Volume	Weighted Average
Instrument	Commodity	Period	(Bbl)	NYMEX Sub-Floor/Floor/Ceiling
Three-way collars (1)	Crude oil	04/2016 to 06/2016	1,400,000	$43.75/$53.75/$74.40
	Crude oil	07/2016 to 09/2016	1,400,000	$43.75/$53.75/$74.40
	Crude oil	10/2016 to 12/2016	1,400,000	$43.75/$53.75/$74.40
	Crude oil	01/2017 to 03/2017	150,000	$30.00/$40.00/$59.02
	Crude oil	04/2017 to 06/2017	150,000	$30.00/$40.00/$59.02
	Crude oil	07/2017 to 09/2017	150,000	$30.00/$40.00/$59.02
	Crude oil	10/2017 to 12/2017	150,000	$30.00/$40.00/$59.02
Collars	Crude oil	04/2016 to 06/2016	250,000	$51.00/$63.48
	Crude oil	07/2016 to 09/2016	250,000	$51.00/$63.48
	Crude oil	10/2016 to 12/2016	250,000	$51.00/$63.48
	Crude oil	01/2017 to 03/2017	250,000	$53.00/$70.44
	Crude oil	04/2017 to 06/2017	250,000	$53.00/$70.44
	Crude oil	07/2017 to 09/2017	250,000	$53.00/$70.44
	Crude oil	10/2017 to 12/2017	250,000	$53.00/$70.44

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

Equity Price Risk

In March 2016, we issued convertible notes (the “New Convertible Notes”) that contain debt holder conversion options which we determined were not clearly and closely related to the debt host contracts, and we therefore bifurcated these embedded features and reflected them at fair value in the consolidated financial statements.  Fluctuations in the trading price of our common stock can significantly impact the fair values of these embedded derivatives, and such changes in fair value are recorded in earnings each period.

Refer to the “Long-Term Debt” and “Fair Value Measurements” footnotes in the notes to consolidated financial statements for more information on the material terms and fair values of the New Convertible Notes.

Interest Rate Risk

Our quantitative and qualitative disclosures about interest rate risk related to our credit agreement are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and have not materially changed since that report was filed.

In March 2015, we issued 1.25% Convertible Senior Notes due April 2020 (the “2020 Convertible Notes”).  As the interest rate on these notes is fixed at 1.25%, we are not subject to any direct risk of loss related to fluctuations in interest rates.  However, changes in interest rates do affect the fair value of this debt instrument, which could impact the amount of gain or loss that we recognize in earnings upon conversion of the notes.  Refer to the “Long-Term Debt” and “Fair Value Measurements” footnotes in the notes to consolidated financial statements for more information on the material terms and fair values of the 2020 Convertible Notes.

Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2016.  Based upon their evaluation of these disclosures controls and procedures, the Chairman, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After the closing of the Kodiak Acquisition, the U.S. Environmental Protection Agency (the “EPA”) contacted us to discuss Kodiak’s responses to a June 2014 information request from the EPA under Section 114(a) of the Federal Clean Air Act, as amended (the “CAA”).  In addition, in July 2015 and March 2016, we received information requests from the EPA under Section 114(a) of the CAA.  The information requests relate to tank batteries used in our Williston Basin operations and our compliance with certain regulatory requirements at those locations for the control of air pollutant emissions from those facilities.  We have responded to the EPA’s July 2015 information requests and are in the process of responding to the EPA’s March 2016 information request.  To date, no formal federal or state enforcement action has been commenced in connection with this matter beyond receipt of the noted letters.  Based upon past discussions with the EPA and the North Dakota Department of Health, we anticipate that resolution of this matter will result in civil penalties of an undetermined amount and may require us to undertake corrective actions which may increase our development and/or operating costs.  Given this uncertainty, we are unable to predict the ultimate outcome of this matter at this time.

Item 1A.   Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2015.  The following is a material update to such risk factors:

Our convertible senior notes and our convertible senior subordinated notes may adversely affect the market price of our common stock.

The market price of our common stock is likely to be influenced by our convertible senior notes and convertible senior subordinated notes.   For example, the market price of our common stock could become more volatile and could be depressed by:

•

investors’ anticipation of the potential resale in the market of a substantial number of additional shares of our common stock received upon conversion of our convertible senior notes and convertible senior subordinated notes;

•

possible sales of our common stock by investors who view our convertible senior notes and convertible senior subordinated notes as a more attractive means of equity participation in us than owning shares of our common stock; and

•	hedging or arbitrage trading activity that may develop involving our convertible senior notes, our convertible senior subordinated notes and our common stock.

Item 6.     Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10‑Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of April, 2016.

WHITING PETROLEUM CORPORATION

By	/s/ James J. Volker
James J. Volker
Chairman, President and Chief Executive Officer

By	/s/ Michael J. Stevens
Michael J. Stevens
Senior Vice President and Chief Financial Officer

By	/s/ Brent P. Jensen
Brent P. Jensen
Vice President, Finance and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(4.1)

Third Amendment to Sixth Amended and Restated Credit Agreement and First Amendment to Amended and Restated Guaranty and Collateral Agreement, dated as of March 25, 2016, among Whiting Petroleum Corporation, its subsidiary Whiting Oil and Gas Corporation, certain other subsidiaries of Whiting Petroleum Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and lenders party thereto [Incorporated by reference to Exhibit 4.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on March 28, 2016 (File No. 001-31899)].

(4.2)

Senior Indenture, dated March 23, 2016, among Whiting Petroleum Corporation, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee [Incorporated by reference to Exhibit 4.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on March 23, 2016 (File No. 001-31899)].

(4.3)

First Supplemental Indenture, dated March 23, 2016, among Whiting Petroleum Corporation, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating the 5% Convertible Senior Notes due 2019 [Incorporated by reference to Exhibit 4.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on March 23, 2016 (File No. 001-31899)].

(4.4)

Second Supplemental Indenture, dated March 23, 2016, among Whiting Petroleum Corporation, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating the 5.75% Convertible Senior Notes due 2021 [Incorporated by reference to Exhibit 4.3 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on March 23, 2016 (File No. 001-31899)].

(4.5)

Third Supplemental Indenture, dated March 23, 2016, among Whiting Petroleum Corporation, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating the 6.25% Convertible Senior Notes due 2023 [Incorporated by reference to Exhibit 4.4 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on March 23, 2016 (File No. 001-31899)].

(4.6)

Subordinated Indenture, dated March 23, 2016, among Whiting Petroleum Corporation, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee [Incorporated by reference to Exhibit 4.5 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on March 23, 2016 (File No. 001-31899)].

(4.7)

First Supplemental Indenture, dated March 23, 2016, among Whiting Petroleum Corporation, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating the 6.5% Senior Subordinated Convertible Notes due 2018 [Incorporated by reference to Exhibit 4.6 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on March 23, 2016 (File No. 001-31899)].

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
(101)

The following materials from Whiting Petroleum Corporation’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Equity for the Three Months Ended March 31, 2016 and 2015 and (v) Notes to Consolidated Financial Statements.