Form 10-Q
period 2016-06-30
WHITING PETROLEUM CORP
filed 2016-07-28
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Number of shares of the Registrant’s common stock outstanding at July 26,  2016:  275,395,262 shares.

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

“completion” The process of preparing an oil and gas wellbore for production through the installation of permanent production equipment, as well as perforation or fracture stimulation as required to optimize production.

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

“plugging and abandonment” Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface.  Regulations of most states legally require plugging of abandoned wells.

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

PART I – FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

WHITING PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$15,338	$16,053
Accounts receivable trade, net	233,059	332,428
Derivative assets	49,202	158,729
Prepaid expenses and other	21,927	27,980
Total current assets	319,526	535,190
Property and equipment:
Oil and gas properties, successful efforts method	14,179,923	13,904,525
Other property and equipment	159,855	168,277
Total property and equipment	14,339,778	14,072,802
Less accumulated depreciation, depletion and amortization	(3,925,700)	(3,323,102)
Total property and equipment, net	10,414,078	10,749,700
Other long-term assets	72,102	104,195
TOTAL ASSETS	$10,805,706	$11,389,085
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable trade	$36,621	$77,276
Revenues and royalties payable	129,087	179,601
Accrued capital expenditures	48,100	94,105
Accrued interest	54,402	62,661
Accrued lease operating expenses	40,137	55,291
Accrued liabilities and other	55,457	50,261
Taxes payable	47,102	47,789
Accrued employee compensation and benefits	16,473	32,829
Total current liabilities	427,379	599,813
Long-term debt	4,960,921	5,197,704
Deferred income taxes	408,213	593,792
Asset retirement obligations	163,365	155,550
Deferred gain on sale	41,490	48,974
Other long-term liabilities	39,387	34,664
Total liabilities	6,040,755	6,630,497
Commitments and contingencies
Equity:
Common stock, $0.001 par value, 600,000,000 shares authorized; 251,610,527 issued and 246,263,027 outstanding as of June 30, 2016 and 206,441,303 issued and 204,147,647 outstanding as of December 31, 2015	252	206
Additional paid-in capital	5,138,989	4,659,868
Retained earnings (accumulated deficit)	(382,259)	90,530
Total Whiting shareholders' equity	4,756,982	4,750,604
Noncontrolling interest	7,969	7,984
Total equity	4,764,951	4,758,588
TOTAL LIABILITIES AND EQUITY	$10,805,706	$11,389,085

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES AND OTHER INCOME:
Oil, NGL and natural gas sales	$337,036	$650,527	$626,733	$1,170,375
Loss on sale of properties	(1,861)	(64,776)	(3,795)	(61,578)
Amortization of deferred gain on sale	3,772	3,738	7,621	9,574
Interest income and other	636	520	1,031	870
Total revenues and other income	339,583	590,009	631,590	1,119,241
COSTS AND EXPENSES:
Lease operating expenses	105,172	143,375	219,548	309,740
Production taxes	26,826	56,729	52,753	101,107
Depreciation, depletion and amortization	304,016	322,411	616,308	605,930
Exploration and impairment	25,781	57,557	61,272	138,481
General and administrative	33,523	44,987	78,319	88,967
Interest expense	78,660	89,176	160,567	163,433
Loss on extinguishment of debt	179,396	45	88,777	5,634
Derivative (gain) loss, net	(2,761)	102,419	2,000	92,568
Total costs and expenses	750,613	816,699	1,279,544	1,505,860
LOSS BEFORE INCOME TAXES	(411,030)	(226,690)	(647,954)	(386,619)
INCOME TAX EXPENSE (BENEFIT):
Current	(1)	(84)	2	65
Deferred	(109,983)	(77,311)	(175,152)	(131,261)
Total income tax benefit	(109,984)	(77,395)	(175,150)	(131,196)
NET LOSS	(301,046)	(149,295)	(472,804)	(255,423)
Net loss attributable to noncontrolling interests	5	21	15	38
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(301,041)	$(149,274)	$(472,789)	$(255,385)
LOSS PER COMMON SHARE:
Basic	$(1.33)	$(0.73)	$(2.20)	$(1.37)
Diluted	$(1.33)	$(0.73)	$(2.20)	$(1.37)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	226,039	204,130	215,203	186,657
Diluted	226,039	204,130	215,203	186,657

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(472,804)	$(255,423)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	616,308	605,930
Deferred income tax benefit	(175,152)	(131,261)
Amortization of debt issuance costs, debt discount and debt premium	38,950	19,828
Stock-based compensation	13,030	13,481
Amortization of deferred gain on sale	(7,621)	(9,574)
Loss on sale of properties	3,795	61,578
Undeveloped leasehold and oil and gas property impairments	30,360	51,553
Exploratory dry hole costs	-	799
Loss on extinguishment of debt	88,777	5,634
Non-cash portion of derivative loss	91,414	184,395
Other, net	(4,028)	(3,130)
Changes in current assets and liabilities:
Accounts receivable trade, net	96,433	88,666
Prepaid expenses and other	5,205	35,245
Accounts payable trade and accrued liabilities	(66,758)	(110,635)
Revenues and royalties payable	(50,324)	(30,147)
Taxes payable	(651)	1,197
Net cash provided by operating activities	206,934	528,136
CASH FLOWS FROM INVESTING ACTIVITIES:
Drilling and development capital expenditures	(358,836)	(1,727,396)
Acquisition of oil and gas properties	(1,785)	(20,402)
Other property and equipment	(4,504)	(8,727)
Proceeds from sale of oil and gas properties	8,164	311,628
Net cash used in investing activities	(356,961)	(1,444,897)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	1,111,148
Issuance of 1.25% Convertible Senior Notes due 2020	-	1,250,000
Issuance of 6.25% Senior Notes due 2023	-	750,000
Partial redemption of 8.125% Senior Notes due 2019	-	(2,475)
Partial redemption of 5.5% Senior Notes due 2021	-	(353,500)
Partial redemption of 5.5% Senior Notes due 2022	-	(404,000)
Early conversion payments for New Convertible Notes	(41,919)	-
Borrowings under credit agreement	750,000	2,000,000
Repayments of borrowings under credit agreement	(550,000)	(3,400,000)
Debt and equity issuance costs	(8,060)	(54,295)
Proceeds from stock options exercised	-	3,048
Restricted stock used for tax withholdings	(709)	(1,111)
Net cash provided by financing activities	$149,312	$898,815

See notes to consolidated financial statements.		(Continued)

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(715)	$(17,946)
CASH AND CASH EQUIVALENTS:
Beginning of period	16,053	78,100
End of period	$15,338	$60,154
NONCASH INVESTING ACTIVITIES:
Accrued capital expenditures related to property additions	$58,395	$189,404
NONCASH FINANCING ACTIVITIES (1)

See notes to consolidated financial statements.		(Concluded)

(1)

Refer to the “Long-Term Debt” footnote in the notes to consolidated financial statements for a discussion of (i) the Company’s exchange of senior notes and senior subordinated notes for convertible notes and the subsequent conversions of such notes, and (ii) the Company’s exchange of convertible senior notes for mandatory convertible notes.

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

(in thousands)

				Retained	Total
			Additional	Earnings	Whiting
	Common Stock		Paid-in	(Accumulated	Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Equity	Interest	Equity
BALANCES-January 1, 2015	168,346	$168	$3,385,094	$2,309,712	$5,694,974	$8,070	$5,703,044
Net loss	-	-	-	(255,385)	(255,385)	(38)	(255,423)
Issuance of common stock	37,000	37	1,100,000	-	1,100,037	-	1,100,037
Equity component of 2020 Convertible Senior Notes, net	-	-	144,755	-	144,755	-	144,755
Exercise of stock options	149	-	3,048	-	3,048	-	3,048
Restricted stock issued	1,209	1	(1)	-	-	-	-
Restricted stock forfeited	(194)	-	-	-	-	-	-
Restricted stock used for tax withholdings	(38)	-	(1,111)	-	(1,111)	-	(1,111)
Stock-based compensation	-	-	13,481	-	13,481	-	13,481
BALANCES-June 30, 2015	206,472	$206	$4,645,266	$2,054,327	$6,699,799	$8,032	$6,707,831

BALANCES-January 1, 2016	206,441	$206	$4,659,868	$90,530	$4,750,604	$7,984	$4,758,588
Net loss	-	-	-	(472,789)	(472,789)	(15)	(472,804)
Issuance of common stock upon conversion of New Convertible Notes	41,839	42	476,464	-	476,506	-	476,506
Adjustment to equity component of 2020 Convertible Senior Notes upon extinguishment, net	-	-	(9,660)	-	(9,660)	-	(9,660)
Restricted stock issued	4,021	4	(4)	-	-	-	-
Restricted stock forfeited	(600)	-	-	-	-	-	-
Restricted stock used for tax withholdings	(90)	-	(709)	-	(709)	-	(709)
Stock-based compensation	-	-	13,030	-	13,030	-	13,030
BALANCES-June 30, 2016	251,611	$252	$5,138,989	$(382,259)	$4,756,982	$7,969	$4,764,951

See notes to consolidated financial statements.

WHITING PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.           BASIS OF PRESENTATION

Description of Operations—Whiting Petroleum Corporation, a Delaware corporation, is an independent oil and gas company engaged in the development, acquisition, exploration and production of crude oil, NGLs and natural gas primarily in the Rocky Mountains region of the United States.  Unless otherwise specified or the context otherwise requires, all references in these notes to “Whiting” or the “Company” are to Whiting Petroleum Corporation and its consolidated subsidiaries, Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), Whiting US Holding Company, Whiting Canadian Holding Company ULC (formerly Kodiak Oil & Gas Corp., “Kodiak”), Whiting Resources Corporation (formerly Kodiak Oil & Gas (USA) Inc.) and Whiting Programs, Inc.

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

Earnings Per Share—Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per common share is calculated by dividing adjusted net income available to common shareholders by the weighted average number of diluted common shares outstanding, which includes the effect of potentially dilutive securities.  Potentially dilutive securities for the diluted earnings per share calculations consist of (i) convertible debt to be settled in shares only, using the if-converted method and (ii) unvested restricted stock awards, outstanding stock options and contingently issuable shares of convertible debt to be settled in cash, all using the treasury stock method.    When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share.

2.           OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Proved leasehold costs	$3,291,916	$3,206,237
Unproved leasehold costs	574,700	689,754
Costs of completed wells and facilities	9,797,421	9,503,020
Wells and facilities in progress	515,886	505,514
Total oil and gas properties, successful efforts method	14,179,923	13,904,525
Accumulated depletion	(3,877,460)	(3,279,156)
Oil and gas properties, net	$10,302,463	$10,625,369

3.           ACQUISITIONS AND DIVESTITURES

2016 Acquisitions and Divestitures

There were no significant acquisitions or divestitures during the six months ended June 30, 2016.  Refer to the “Subsequent Events” footnote for information on the Company’s sale of its interest in the North Ward Estes Properties, which closed on July 27, 2016.

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

There were no significant acquisitions during the year ended December 31, 2015.

4.           LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Credit agreement	$1,000,000	$800,000
6.5% Senior Subordinated Notes due 2018	301,288	350,000
5% Senior Notes due 2019	1,003,188	1,100,000
1.25% Convertible Senior Notes due 2020	1,121,465	1,250,000
1.25% Mandatory Convertible Senior Notes due 2020, Series 2	128,535	-
5.75% Senior Notes due 2021	1,047,523	1,200,000
6.25% Senior Notes due 2023	571,258	750,000
Total principal	5,173,257	5,450,000
Unamortized debt discounts and premiums	(172,602)	(203,082)
Unamortized debt issuance costs on notes	(39,734)	(49,214)
Total long-term debt	$4,960,921	$5,197,704

Credit Agreement—Whiting Oil and Gas, the Company’s wholly-owned subsidiary, has a credit agreement with a syndicate of banks that as of June 30, 2016 had a borrowing base of $2.75 billion, with aggregate commitments of $2.5 billion. Upon closing of the sale of the North Ward Estes Properties on July 27, 2016, the borrowing base was reduced to $2.6 billion.  The Company may increase the maximum aggregate amount of commitments under the credit agreement up to the $2.6 billion borrowing base if certain conditions are satisfied, including the consent of lenders participating in the increase.  As of June 30, 2016, the Company had $1.5 billion of available borrowing capacity, which was net of $1.0 billion in borrowings and $2 million in letters of credit outstanding.

The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of the Company’s proved reserves that have been mortgaged to such lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  Upon a redetermination of the borrowing base, either on a periodic or special redetermination date, if borrowings in excess of the revised borrowing capacity were outstanding, the Company could be forced to immediately repay a portion of its debt outstanding under the credit agreement.  The credit agreement permits the Company and certain of its subsidiaries to dispose of their respective ownership interests in certain gas gathering and processing plants located in North Dakota without reducing the borrowing base.

A portion of the revolving credit facility in an aggregate amount not to exceed $50 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.  As of June 30, 2016,  $48 million was available for additional letters of credit under the agreement.

The credit agreement provides for interest only payments until December 2019, when the credit agreement expires and all outstanding borrowings are due.  Interest under the revolving credit facility accrues at the Company’s option at either (i) a base rate for a base rate loan plus the margin in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR rate plus 1.0% per annum, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus the margin in the table below.  Additionally, the Company also incurs commitment fees as set forth in the table below on the unused portion of the aggregate commitments of the lenders under the revolving credit facility, which are included as a component of interest expense.    At June 30, 2016, the weighted average interest rate on the outstanding principal balance under the credit agreement was 2.7%.

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

The credit agreement contains restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  However, the credit agreement permits the Company and certain of its subsidiaries to issue second lien indebtedness of up to $1.0 billion subject to certain conditions and limitations.  Except for limited exceptions, the credit agreement also restricts the Company’s ability to make any dividend payments or distributions on its common stock.  These restrictions apply to all of the Company’s restricted subsidiaries (as defined in the credit agreement).  As of June 30, 2016, there were no retained earnings free from restrictions.  The credit agreement requires the Company, as of the last day of any quarter, to maintain the following ratios (as defined in the credit agreement): (i) a consolidated current assets to consolidated current liabilities ratio (which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0, (ii) a total senior secured debt to the last four quarters’ EBITDAX ratio of less than 3.0 to 1.0 during the Interim Covenant Period (defined below), and thereafter a total debt to EBITDAX ratio of less than 4.0 to 1.0, and (iii) a ratio of the last four quarters’ EBITDAX to consolidated interest charges of not less than 2.25 to 1.0 during the Interim Covenant Period.  Under the credit agreement, the “Interim Covenant Period” is defined as the period from June 30, 2015 until the earlier of (a) April 1, 2018 or (b) the commencement of an investment-grade debt rating period (as defined in the credit agreement).  The Company was in compliance with its covenants under the credit agreement as of June 30, 2016.

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

In September 2013, the Company issued at par $1.1 billion of 5% Senior Notes due March 2019 (the “2019 Senior Notes”) and $800 million of 5.75% Senior Notes due March 2021, and issued at 101% of par an additional $400 million of 5.75% Senior Notes due March 2021 (collectively, the “2021 Senior Notes”).  The debt premium recorded in connection with the issuance of the 2021 Senior Notes is being amortized to interest expense over the term of the notes using the effective interest method, with an effective interest rate of 5.5% per annum.

In March 2015, the Company issued at par $750 million of 6.25% Senior Notes due April 2023 (the “2023 Senior Notes” and together with the 2019 Senior Notes and 2021 Senior Notes, the “Whiting Senior Notes”).

Exchange of Senior Notes and Senior Subordinated Notes for Convertible Notes.  On March 23, 2016, the Company completed the exchange of $477 million aggregate principal amount of its senior notes and senior subordinated notes, consisting of (i) $49 million aggregate principal amount of its 2018 Senior Subordinated Notes, (ii) $97 million aggregate principal amount of its 2019 Senior

Notes, (iii) $152 million aggregate principal amount of its 2021 Senior Notes, and (iv) $179 million aggregate principal amount of its 2023 Senior Notes, for (i) $49 million aggregate principal amount of new 6.5% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”), (ii) $97 million aggregate principal amount of new 5% Convertible Senior Notes due 2019 (the “2019 Convertible Senior Notes”), (iii) $152 million aggregate principal amount of new 5.75% Convertible Senior Notes due 2021 (the “2021 Convertible Senior Notes”), and (iv) $179 million aggregate principal amount of new 6.25% Convertible Senior Notes due 2023 (the “2023 Convertible Senior Notes” and together with the 2018 Convertible Senior Subordinated Notes, the 2019 Convertible Senior Notes and the 2021 Convertible Senior Notes, the “New Convertible Notes”).  During the second quarter of 2016, all of the New Convertible Notes converted at the holders’ option into shares of Whiting’s common stock.  Refer to “Conversion of New Convertible Notes to Common Stock” below for more information.

The redemption provisions, covenants, interest payments and maturity terms applicable to each series of New Convertible Notes were substantially identical to those applicable to the corresponding series of Whiting Senior Notes and 2018 Senior Subordinated Notes.

This exchange transaction was accounted for as an extinguishment of debt for each portion of the Whiting Senior Notes and 2018 Senior Subordinated Notes that were exchanged.  As a result, Whiting recognized a $91 million gain on extinguishment of debt, which included a $4 million non-cash charge for the acceleration of unamortized debt issuance costs and debt premium on the original notes.  Each series of New Convertible Notes was recorded at fair value upon issuance, with the difference between the principal amount of the notes and their fair values, totaling $95 million, recorded as a debt discount.  The aggregate debt discount of $185 million recorded upon issuance of the New Convertible Notes also included $90 million related to the fair value of the holders’ conversion options, which were embedded derivatives that met the criteria to be bifurcated from their host contracts and accounted for separately.  These embedded derivatives were marked to market with the changes in fair value recorded as derivative (gain) loss, net in the consolidated statements of operations.  Refer to the “Derivative Financial Instruments” and “Fair Value Measurements” footnotes for more information.

The debt discount was being amortized to interest expense over the respective terms of the notes using the effective interest method.  Transaction costs of $8 million attributable to the New Convertible Notes issuance were recorded as a reduction to the carrying value of long-term debt on the consolidated balance sheet and were being amortized to interest expense over the respective terms of the notes using the effective interest method.

The New Convertible Notes were convertible, at the option of the holders, into shares of the Company’s common stock at any time from the date of issuance up until the close of business on the earlier of (i) the fifth business day following the date of a mandatory conversion notice from the Company (see below for a discussion of the mandatory conversion terms), (ii) the business day immediately preceding the date of redemption, if Whiting had elected to redeem all or a portion of the New Convertible Notes prior to maturity, or (iii) the business day immediately preceding the maturity date.  In addition, (i) if a holder exercised its right to convert on or prior to September 23, 2016, such holder would have received an early conversion cash payment in an amount equal to 18 months of interest payable on the applicable series of notes, (ii) if a holder exercised its right to convert after September 23, 2016 but on or prior to March 23, 2017, such holder would have received an early conversion cash payment in an amount equal to 12 months of interest payable on the applicable series of notes, or (iii) if a holder exercised its right to convert after March 23, 2017 but on or prior to September 23, 2017, such holder would have received an early conversion cash payment in an amount equal to six months of interest payable on the applicable series of notes.  Upon exercise of this option, the holder was also entitled to cash payment of all accrued and unpaid interest through the conversion date.

The initial conversion rate for the 2018 Convertible Senior Subordinated Notes, the 2021 Convertible Senior Notes and the 2023 Convertible Senior Notes was 86.9565 common shares per $1,000 principal amount of the notes (representing an initial conversion price of $11.50 per share), and the initial conversion rate for the 2019 Convertible Senior Notes was 90.9091 common shares per $1,000 principal amount of the notes (representing an initial conversion price of $11.00 per share).  Each initial conversion rate was subject to customary adjustments if certain share transactions were to be initiated by Whiting.

The Company had the right to mandatorily convert the New Convertible Notes, in whole or in part, if the volume weighted average price (as defined in the applicable indentures governing the New Convertible Notes) of the Company’s common stock exceeded 89.13% of the applicable conversion price of the 2018 Convertible Senior Subordinated Notes, the 2021 Convertible Senior Notes and the 2023 Convertible Senior Notes and 93.18% of the applicable conversion price of the 2019 Convertible Senior Notes (each representing an initial mandatory conversion trigger price of $10.25 per share) for at least 20 trading days during a 30 consecutive trading day period.  No early conversion or accrued and unpaid interest payments would have been made upon a mandatory conversion.

Conversion of New Convertible Notes to Common Stock.  During the second quarter of 2016, holders of the New Convertible Notes voluntarily converted all $477 million aggregate principal amount of the New Convertible Notes for approximately 41.8 million shares of the Company’s common stock.  Upon conversion, the Company paid $46 million in cash consisting of early conversion payments to the holders of the notes, as well as all accrued and unpaid interest on such notes.  As a result of the conversions, Whiting recognized a  $188 million loss on extinguishment of debt, which consisted of a non-cash charge for the acceleration of unamortized debt issuance costs and debt discount on the notes.  As of June 30, 2016, no New Convertible Notes remained outstanding.

Exchange of Senior Notes and Senior Subordinated Notes for Mandatory Convertible Notes.  On July 1, 2016, the Company completed the exchange of $405 million aggregate principal amount of Whiting Senior Notes and 2018 Senior Subordinated Notes for the same aggregate principal amount of new mandatory convertible senior notes and mandatory convertible senior subordinated notes.  Refer to the “Subsequent Events” footnote for more information on these exchange transactions and the terms of the new mandatory convertible notes.

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

2020 Convertible Senior Notes—In March 2015, the Company issued at par $1,250 million of 1.25% Convertible Senior Notes due April 2020 (the “2020 Convertible Senior Notes”) for net proceeds of $1.2 billion, net of initial purchasers’ fees of $25 million.  The notes will mature on April 1, 2020 unless earlier converted in accordance with their terms.  On June 29, 2016, the Company exchanged $129 million aggregate principal amount of its 2020 Convertible Senior Notes for the same aggregate principal amount of new mandatory convertible senior notes, and on July 1, 2016, the Company exchanged $559 million aggregate principal amount of its 2020 Convertible Senior Notes for the same aggregate principal amount of new mandatory convertible senior notes.  Refer to “Exchange of 2020 Convertible Senior Notes for Mandatory Convertible Senior Notes” below and the “Subsequent Events” footnote for more information on these exchange transactions and the terms of the new mandatory convertible notes.

For the remaining $562 million aggregate principal amount of 2020 Convertible Senior Notes, the Company has the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at its election.  The Company’s intent is to settle the principal amount of the 2020 Convertible Senior Notes in cash upon conversion.  Prior to January 1, 2020, the 2020 Convertible Senior Notes will be convertible at the holder’s option only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2020 Convertible Senior Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.  On or after January 1, 2020, the 2020 Convertible Senior Notes will be convertible at any time until the second scheduled trading day immediately preceding the April 1, 2020 maturity date of the notes.  The notes will be convertible at an initial conversion rate of 25.6410 shares of Whiting’s common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $39.00.  The conversion rate will be subject to adjustment in some events.  In addition, following certain corporate events that occur prior to the maturity date, the Company will increase, in certain circumstances, the conversion rate for a holder who elects to convert its 2020 Convertible Senior Notes in connection with such corporate event.  As of June 30, 2016, none of the contingent conditions allowing holders of the 2020 Convertible Senior Notes to convert these notes had been met.

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

The 2020 Convertible Senior Notes consist of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Liability component:
Principal	$1,121,465	$1,250,000
Less: unamortized note discount	(164,941)	(205,572)
Less: unamortized debt issuance costs	(13,731)	(17,277)
Net carrying value	$942,793	$1,027,151
Equity component (1)	$217,412	$237,500

(1)

Recorded in additional paid-in capital, net of $5 million of issuance costs and $78 million of deferred taxes as of June 30, 2016 and $5 million of issuance costs and $88 million of deferred taxes as of December 31, 2015.

The following table presents the interest expense recognized on the 2020 Convertible Senior Notes related to the stated interest rate and amortization of the debt discount for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest expense on 2020 Convertible Senior Notes	$14,630	$14,250	$29,323	$14,881

Exchange of 2020 Convertible Senior Notes for Mandatory Convertible Senior Notes.  On June 29, 2016, the Company completed the exchange of $129 million aggregate principal amount of its 2020 Convertible Senior Notes for the same aggregate principal amount of new mandatory convertible senior notes (the “2020 Mandatory Convertible Notes, Series 2” and together with the 2020 Convertible Senior Notes, the “Convertible Senior Notes”).  The redemption provisions, covenants, interest payments and maturity terms of the 2020 Mandatory Convertible Notes, Series 2 are substantially identical to those applicable to the 2020 Convertible Senior Notes except that the 2020 Mandatory Convertible Notes, Series 2 will mature on June 5, 2020 unless earlier converted in accordance with their terms.

This transaction was accounted for as an extinguishment of debt for the portion of the 2020 Convertible Senior Notes that were exchanged.  As a result, Whiting recognized a $9 million gain on extinguishment of debt, which was net of a $21 million non-cash write-off of unamortized debt issuance costs and debt discount on the original notes.  In addition, Whiting recorded a $10 million reduction to the equity component of the 2020 Convertible Senior Notes, which is net of deferred taxes.  The 2020 Mandatory Convertible Notes, Series 2 were recorded at fair value upon issuance, with the difference between the principal amount of the notes and their fair value, totaling $10 million, recorded as a debt discount.

Accrued transaction costs of $2 million attributable to this note issuance were recorded as a reduction to the carrying value of long-term debt on the consolidated balance sheet and are being amortized to interest expense over the term of the notes using the effective interest method.

The 2020 Mandatory Convertible Notes, Series 2 contain a mandatory conversion feature whereby four percent of the aggregate principal amount of the 2020 Mandatory Convertible Notes, Series 2 will be converted into shares of the Company’s common stock for each day of the 25 trading day period that commenced on June 23, 2016 (the “Observation Period”) if the daily volume weighted average price (the “Daily VWAP”) (as defined in the indentures governing the 2020 Mandatory Convertible Notes, Series 2) of the

Company’s common stock on such day (rounded to four decimal places) is above $8.7500 (the “Threshold Price”).  If converted, the common stock issue price per share will be equal to the higher of (i) the Daily VWAP for the Company’s common stock for such trading day multiplied by one plus 8.0% or (ii) $9.45 (equivalent to 105.82 common shares per $1,000 principal amount of the notes) (the “Minimum Conversion Price”).

Settlements for the 2020 Mandatory Convertible Notes, Series 2 that become convertible into common stock during the Observation Period will occur on the third business day following the Observation Period.  If any 2020 Mandatory Convertible Notes, Series 2 remain after the Observation Period, the conversion price for such notes will be the Minimum Conversion Price.  After the Observation Period, the Company has the right to mandatorily convert the 2020 Mandatory Convertible Notes, Series 2 if the Daily VWAP of the Company’s common stock (rounded to four decimal places) exceeds $8.7500,  for at least 20 trading days during a 30 consecutive trading day period after the Observation Period and holders have the right to convert the notes at any time.  As of July 26, 2016, the Daily VWAP of the Company’s common stock was above the Threshold Price for 8 of the first 23 trading days during the Observation Period and $41 million aggregate principal amount of the 2020 Mandatory Convertible Notes, Series 2 will convert into approximately 4.0 million shares of the Company’s common stock upon settlement of those conversions.

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

The Company’s obligations under the Whiting Senior Notes, the Convertible Senior Notes and the 2018 Senior Subordinated Notes  are guaranteed by the Company’s 100%-owned subsidiaries, Whiting Oil and Gas, Whiting US Holding Company, Whiting Canadian Holding Company ULC and Whiting Resources Corporation (the “Guarantors”).  These guarantees are full and unconditional and joint and several among the Guarantors.  Any subsidiaries other than these Guarantors are minor subsidiaries as defined by Rule 3-10(h)(6) of Regulation S‑X of the SEC.  Whiting Petroleum Corporation has no assets or operations independent of this debt and its investments in its consolidated subsidiaries.

5.           ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration (including removal of certain onshore and offshore facilities in California) in accordance with applicable local, state and federal laws.  The Company follows FASB ASC Topic 410, Asset Retirement and Environmental Obligations, to determine its asset retirement obligation amounts by calculating the present value of the estimated future cash outflows associated with its plug and abandonment obligations.  The current portions at June 30, 2016 and December 31, 2015 were $8 million and $6 million, respectively, and have been included in accrued liabilities and other.  Revisions to the liability typically occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.  The following table provides a reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2016 (in thousands):

Asset retirement obligation at January 1, 2016	$161,908
Additional liability incurred	850
Revisions to estimated cash flows	5,441
Accretion expense	7,232
Obligations on sold properties	(425)
Liabilities settled	(3,911)
Asset retirement obligation at June 30, 2016	$171,095

6.           DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations, and it uses derivative instruments to manage its commodity price risk.  In addition, the Company had convertible notes that contained embedded conversion options which were required to be accounted for as derivatives.  Whiting follows FASB ASC Topic 815, Derivatives and Hedging, to account for its derivative financial instruments.

Commodity Derivative Contracts—Historically, prices received for crude oil and natural gas production have been volatile because of supply and demand factors, worldwide political factors, general economic conditions and seasonal weather patterns.  Whiting enters into derivative contracts such as costless collars and crude oil sales and delivery contracts to achieve a more predictable cash flow by reducing its exposure to commodity price volatility.  Commodity derivative contracts are thereby used to ensure adequate cash flow to fund the Company’s capital programs and to manage returns on drilling programs and acquisitions.  The Company does not enter into derivative contracts for speculative or trading purposes.

Crude Oil Costless Collars.  Costless collars are designed to establish floor and ceiling prices on anticipated future oil or gas production.  While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements.

The table below details the Company’s costless collar derivatives entered into to hedge forecasted crude oil production revenues as of July 1, 2016.

		Whiting Petroleum Corporation

Derivative		Contracted Crude	Weighted Average NYMEX Price
Instrument	Period	Oil Volumes (Bbl)	Collar Ranges for Crude Oil (per Bbl)
Three-way collars (1)	Jul - Dec 2016	8,400,000	$43.75 - $53.75 - $74.40
	Jan - Dec 2017	6,000,000	$33.00 - $43.50 - $61.75
Collars	Jul - Dec 2016	1,500,000	$51.00 - $63.48
	Jan - Dec 2017	3,000,000	$53.00 - $70.44
	Total	18,900,000

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

Crude Oil Sales and Delivery Contract.  The Company has a long-term crude oil sales and delivery contract for oil volumes produced from its Redtail field in Colorado.  Under the terms of the agreement, Whiting has committed to deliver certain fixed volumes of crude oil through 2020.  The Company determined that it was not probable that future oil production from its Redtail field would be sufficient to meet the minimum volume requirements specified in this contract, and accordingly, that the Company would not settle this contract through physical delivery of crude oil volumes.  As a result, Whiting determined that this contract would not qualify for the “normal purchase normal sale” exclusion and has therefore reflected the contract at fair value in the consolidated financial statements.  As of June 30, 2016, the estimated fair value of this derivative contract was a liability of $10 million.

Embedded Derivatives—In March 2016, the Company issued convertible notes that contained debt holder conversion options which the Company determined were not clearly and closely related to the debt host contracts, and the Company therefore bifurcated these embedded features and reflected them at fair value in the consolidated financial statements.  As of June 30, 2016,  the entire aggregate principal amount of these notes had been converted into shares of the Company’s common stock, and the fair value of these embedded derivatives was therefore zero.

Derivative Instrument Reporting—All derivative instruments are recorded in the consolidated financial statements at fair value, other than derivative instruments that meet the “normal purchase normal sale” exclusion or other derivative scope exceptions.  The following tables summarize the effects of derivative instruments on the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

		(Gain) Loss Recognized in Income
Not Designated as	Statement of Operations	Six Months Ended June 30,
ASC 815 Hedges	Classification	2016	2015
Commodity contracts	Derivative (gain) loss, net	$49,965	$92,568
Embedded derivatives	Derivative (gain) loss, net	(47,965)	-
Total		$2,000	$92,568

		(Gain) Loss Recognized in Income
Not Designated as	Statement of Operations	Three Months Ended June 30,
ASC 815 Hedges	Classification	2016	2015
Commodity contracts	Derivative (gain) loss, net	$66,711	$102,419
Embedded derivatives	Derivative (gain) loss, net	(69,472)	-
Total		$(2,761)	$102,419

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

		June 30, 2016 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets:
Commodity contracts - current	Derivative assets	$74,320	$(25,118)	$49,202
Commodity contracts - non-current	Other long-term assets	23,240	(17,744)	5,496
Total derivative assets		$97,560	$(42,862)	$54,698
Derivative liabilities:
Commodity contracts - current	Accrued liabilities and other	$28,014	$(25,118)	$2,896
Commodity contracts - non-current	Other long-term liabilities	26,274	(17,744)	8,530
Total derivative liabilities		$54,288	$(42,862)	$11,426

		December 31, 2015 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets:
Commodity contracts - current	Derivative assets	$258,778	$(100,049)	$158,729
Commodity contracts - non-current	Other long-term assets	31,415	(3,465)	27,950
Total derivative assets		$290,193	$(103,514)	$186,679
Derivative liabilities:
Commodity contracts - current	Accrued liabilities and other	$101,214	$(100,049)	$1,165
Commodity contracts - non-current	Other long-term liabilities	6,327	(3,465)	2,862
Total derivative liabilities		$107,541	$(103,514)	$4,027

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

The Company’s senior notes and senior subordinated notes are recorded at cost, and the Company’s convertible senior notes are recorded at fair value at the date of issuance.  The following table summarizes the fair values and carrying values of these instruments as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
6.5% Senior Subordinated Notes due 2018 (1)	$286,224	$299,051	$265,125	$346,876
5% Senior Notes due 2019 (1)	912,901	997,121	830,500	1,092,219
1.25% Convertible Senior Notes due 2020 (1)	885,957	942,793	850,000	1,027,151
1.25% Mandatory Convertible Senior Notes due 2020, Series 2 (2)	117,022	117,310	-	-
5.75% Senior Notes due 2021 (1)	949,318	1,040,877	870,000	1,191,861
6.25% Senior Notes due 2023 (1)	511,276	563,769	543,750	739,597
Total	$3,662,698	$3,960,921	$3,359,375	$4,397,704

(1) Fair values are based on quoted market prices for these debt securities, and such fair values are therefore designated as Level 1 within the valuation hierarchy.

(2) Fair value is determined using a binomial lattice model which considers various inputs including (i) Whiting’s common stock price, (ii) risk-free rates based on U.S. Treasury rates, (iii) recovery rates in the event of default, (iv) default intensity, and (v) volatility of Whiting’s common stock.  The expected volatility and default intensity used in the valuation are unobservable in the marketplace and significant to the valuation methodology, and such fair value is therefore designated as Level 3  within the valuation hierarchy.

The Company’s derivative financial instruments are recorded at fair value and include a measure of the Company’s own nonperformance risk or that of its counterparty, as appropriate.    The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

				Total Fair Value
	Level 1	Level 2	Level 3	June 30, 2016
Financial Assets
Commodity derivatives – current	$-	$49,202	$-	$49,202
Commodity derivatives – non-current	-	5,496	-	5,496
Total financial assets	$-	$54,698	$-	$54,698
Financial Liabilities
Commodity derivatives – current	$-	$-	$2,896	$2,896
Commodity derivatives – non-current	-	1,542	6,988	8,530
Total financial liabilities	$-	$1,542	$9,884	$11,426

				Total Fair Value
	Level 1	Level 2	Level 3	December 31, 2015
Financial Assets
Commodity derivatives – current	$-	$158,729	$-	$158,729
Commodity derivatives – non-current	-	27,950	-	27,950
Total financial assets	$-	$186,679	$-	$186,679
Financial Liabilities
Commodity derivatives – current	$-	$-	$1,165	$1,165
Commodity derivatives – non-current	-	-	2,862	2,862
Total financial liabilities	$-	$-	$4,027	$4,027

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

In addition, the Company has a long-term crude oil sales and delivery contract, whereby it has committed to deliver certain fixed volumes of crude oil through 2020.    Whiting has determined that the contract does not meet the “normal purchase normal sale” exclusion, and has therefore reflected this contract at fair value in its consolidated financial statements.  This commodity derivative was valued based on an income approach which considers various assumptions, including quoted forward prices for commodities, market differentials for crude oil, U.S. Treasury rates and either the Company’s or the counterparty’s nonperformance risk, as appropriate.    The assumptions used in the valuation of the crude oil sales and delivery contract include certain market differential metrics that were unobservable during the term of the contract.  Such unobservable inputs were significant to the contract valuation methodology, and the contract’s fair value was therefore designated as Level 3 within the valuation hierarchy.

Embedded Derivatives.  The Company had embedded derivatives related to its convertible notes that were issued in March 2016.  The notes contained debt holder conversion options which the Company determined were not clearly and closely related to the debt host contracts and the Company therefore bifurcated these embedded features and reflected them at fair value in the consolidated financial statements.  Prior to their settlements, the fair values of these embedded derivatives were determined using a binomial lattice model which considered various inputs including (i) Whiting’s common stock price, (ii) risk-free rates based on U.S. Treasury rates, (iii) recovery rates in the event of default, (iv) default intensity, and (v) volatility of Whiting’s common stock.  The expected volatility and default intensity used in the valuation were unobservable in the marketplace and significant to the valuation methodology, and the embedded derivatives’ fair value was therefore designated as Level 3 in the valuation hierarchy.  During the second quarter of 2016, the entire aggregate principal amount of these convertible notes was converted into shares of the Company’s common stock, and these embedded derivatives were thereby settled in their entirety as of June 30, 2016.

Level 3 Fair Value Measurements—A third-party valuation specialist is utilized to determine the fair value of the Company’s derivative instruments designated as Level 3.  The Company reviews these valuations, including the related model inputs and assumptions, and analyzes changes in fair value measurements between periods.  The Company corroborates such inputs, calculations and fair value changes using various methodologies, and reviews unobservable inputs for reasonableness utilizing relevant information from other published sources.

The following table presents a reconciliation of changes in the fair value of financial assets or liabilities designated as Level 3 in the valuation hierarchy for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Fair value asset (liability), beginning of period	$(118,627)	$35,786	$(4,027)	$53,530
Recognition of embedded derivatives associated with convertible note issuances	-	-	(89,884)	-
Unrealized losses on commodity derivative contracts included in earnings (1)	(2,648)	(43,327)	(5,857)	(61,071)
Unrealized gains on embedded derivatives included in earnings (1)	69,472	-	47,965	-
Settlement of embedded derivatives upon conversion of convertible notes	41,919	-	41,919	-
Transfers into (out of) Level 3	-	-	-	-
Fair value liability, end of period	$(9,884)	$(7,541)	$(9,884)	$(7,541)

(1)	Included in derivative (gain) loss, net in the consolidated statements of operations.

Quantitative Information About Level 3 Fair Value Measurements.  The significant unobservable inputs used in the fair value measurement of the Company’s derivative instrument designated as Level 3 are as follows:

Derivative Instrument	Valuation Technique	Unobservable Input	Amount
Commodity derivative contract	Income approach	Market differential for crude oil	$4.91 per Bbl

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

Non-recurring Fair Value Measurements—The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including proved property.  These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  The Company did not recognize any impairment write-downs with respect to its proved property during the 2016 or 2015 reporting periods presented.

8.           SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

Common Stock—In May 2016, Whiting’s shareholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 300,000,000 to 600,000,000 shares.

Common Stock Offering.    In March 2015, the Company completed a public offering of its common stock, selling 35,000,000 shares of common stock at a price of $30.00 per share and providing net proceeds of approximately $1.0 billion after underwriter’s fees.  In addition, the Company granted the underwriter a 30-day option to purchase up to an additional 5,250,000 shares of common stock.  On April 1, 2015, the underwriter exercised its right to purchase an additional 2,000,000 shares of common stock, providing additional net proceeds of $61 million.

Equity Incentive Plan—At the Company’s 2013 Annual Meeting held on May 7, 2013, shareholders approved the Whiting Petroleum Corporation 2013 Equity Incentive Plan (the “2013 Equity Plan”), which replaced the Whiting Petroleum Corporation 2003 Equity Incentive Plan (the “2003 Equity Plan”) and included the authority to issue 5,300,000 shares of the Company’s common stock.    Upon shareholder approval of the 2013 Equity Plan, the 2003 Equity Plan was terminated.  The 2003 Equity Plan continues to govern awards that were outstanding as of the date of its termination, which remain in effect pursuant to their terms.  Any shares netted or forfeited after May 7, 2013 under the 2003 Equity Plan and any shares forfeited under the 2013 Equity Plan will be available for future issuance under the 2013 Equity Plan. However, shares netted for tax withholding under the 2013 Equity Plan will be cancelled and will not be available for future issuance.  On December 8, 2014, the Company increased the number of shares issuable under the 2013 Equity Plan by 978,161 shares to accommodate for the conversion of Kodiak’s outstanding equity awards to Whiting equity awards upon closing of the Kodiak Acquisition.  Any shares netted or forfeited under this increased availability will be cancelled and will not be available for future issuance under the 2013 Equity Plan.  At the Company’s 2016 Annual Meeting held on May 17, 2016, shareholders approved an amendment and restatement of the 2013 Equity Plan which increased the total number of shares issuable under the plan by 5,500,000 and revised certain award limits for employees and non-employee directors.  Under the amended 2013

Equity Plan,  no employee or officer participant may be granted options for more than 900,000 shares of common stock, stock appreciation rights relating to more than 900,000 shares of common stock, or more than 600,000 shares of restricted stock during any calendar year.  In addition, no non-employee director participant may be granted options for more than 100,000 shares of common stock, stock appreciation rights relating to more than 100,000 shares of common stock, or more than 100,000 shares of restricted stock during any calendar year.    As of June 30, 2016,  6,208,068 shares of common stock remained available for grant under the amended 2013 Equity Plan.

Noncontrolling Interest—The Company’s noncontrolling interest represents an unrelated third party’s 25% ownership interest in Sustainable Water Resources, LLC.  The table below summarizes the activity for the equity attributable to the noncontrolling interest (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Balance at beginning of period	$7,984	$8,070
Net loss	(15)	(38)
Balance at end of period	$7,969	$8,032

9.         INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three and six months ended June 30, 2016 and 2015 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

10.        EARNINGS PER SHARE

The reconciliations between basic and diluted loss per share are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic Loss Per Share
Numerator:
Net loss available to common shareholders, basic	$(301,041)	$(149,274)	$(472,789)	$(255,385)
Denominator:
Weighted average shares outstanding, basic	226,039	204,130	215,203	186,657

Diluted Loss Per Share
Numerator:
Adjusted net loss available to common shareholders, diluted	$(301,041)	$(149,274)	$(472,789)	$(255,385)
Denominator:
Weighted average shares outstanding, diluted	226,039	204,130	215,203	186,657
Loss per common share, basic	$(1.33)	$(0.73)	$(2.20)	$(1.37)
Loss per common share, diluted	$(1.33)	$(0.73)	$(2.20)	$(1.37)

During the three months ended June 30, 2016, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes the anti-dilutive effect of (i) 1,471,646 shares of service-based restricted stock, (ii) 293,019 shares issuable upon conversion of the 2020 Mandatory Convertible Notes, Series 2, and (iii) 4,905 stock options.  In addition, the diluted earnings per share calculation for the three months ended June 30, 2016 excludes the dilutive effect of 1,452,753 common shares for stock options that were out-of-the-money and 641,636 shares of restricted stock that did not meet its market-based vesting criteria as of June 30, 2016.

During the three months ended June 30, 2015, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes the anti-dilutive effect of 406,986 shares of restricted stock and 96,767 stock options.  In addition, the diluted earnings per share calculation for the three months ended June 30, 2015 excludes (i) the anti-dilutive effect of 764,827 incremental shares of restricted stock that did not meet its market-based vesting criteria as of June 30, 2015 and (ii) the dilutive effect of 251,040 common shares for stock options that were out-of-the-money.

During the six months ended June 30, 2016, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes the anti-dilutive effect of (i) 955,774 shares of service-based restricted stock, (ii) 146,509 shares issuable upon conversion of the 2020 Mandatory Convertible Notes, Series 2, and (iii) 4,630 stock options.  In addition, the diluted earnings per share calculation for the six months ended June 30, 2016 excludes the dilutive effect of 2,024,354 common shares for stock options that were out-of-the-money and 561,313 shares of restricted stock that did not meet its market-based vesting criteria as of June 30, 2016.

During the six months ended June 30, 2015, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes the anti-dilutive effect of 479,975 shares of restricted stock and 107,286 stock options.  In addition, the diluted earnings per share calculation for the six months ended June 30, 2015 excludes (i) the anti-dilutive effect of 756,376 incremental shares of restricted stock that did not meet its market-based vesting criteria as of June 30, 2015 and (ii) the dilutive effect of 287,382 common shares for stock options that were out-of-the-money.

As discussed in the “Long-Term Debt” footnote, the Company has the option to settle the 2020 Convertible Senior Notes with cash, shares of common stock or any combination thereof upon conversion.  The Company’s intent is to settle the principal amount of the 2020 Convertible Senior Notes in cash upon conversion.  As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the notes (the “conversion spread”) is considered in the diluted earnings per share computation under the treasury stock method.  As of June 30, 2016, the conversion value did not exceed the principal amount of the notes, and accordingly, there was no impact to diluted earnings per share or the related disclosures for those periods.

11.         COMMITMENTS AND CONTINGENCIES

During the second quarter of 2016, the Company terminated two ship-or-pay agreements that expired in 2026, and incurred termination penalties totaling $1 million.  Under the original agreements, the Company had committed to transport a minimum daily volume of crude oil or water, as the case may be, via certain pipelines or else pay for any deficiencies at prices stipulated in the contracts.  The termination of these agreements reduced the Company’s future commitments under this agreement by approximately $67 million as of June 30, 2016.

As discussed below in the “Subsequent Events” footnote, the Company sold its interest in the North Ward Estes field in Texas on July 27, 2016.  In conjunction with this sale, the Company transferred to the buyer of the properties (i) a take-or-pay purchase agreement that expires in 2017 to buy certain volumes of CO2 for use in the North Ward Estes EOR project, and (ii) a ship-or-pay agreement that expires in 2017 to transport a minimum daily volume of CO2 via certain pipelines.  The transfer of these agreements reduced the Company’s future commitments under these contracts by approximately $51 million as of June 30, 2016.

12.        ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014‑09”).  The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards.  The FASB subsequently issued ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, which deferred the effective date of ASU 2014-09 and provided additional implementation guidance.  These ASUs are effective for fiscal years, and interim periods within those years, beginning after December 31, 2017.  The standards permit retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented or (ii) recognition of a cumulative-effect adjustment as of the date of initial application.  The Company is currently evaluating the impact of adopting these standards on its consolidated financial statements, as well as the transition method to be applied.

13.        SUBSEQUENT EVENTS

Note Exchanges—On  July 1, 2016, the Company completed the exchange of $964 million aggregate principal amount of its senior notes, convertible senior notes and senior subordinated notes, consisting of (i) $26 million aggregate principal amount of its 2018 Senior Subordinated Notes, (ii) $42 million aggregate principal amount of its 2019 Senior Notes, (iii) $559 million aggregate principal amount of its 2020 Convertible Senior Notes, (iv) $174 million aggregate principal amount of its 2021 Senior Notes, and (v) $163 million aggregate principal amount of its 2023 Senior Notes, for (i) $26 million aggregate principal amount of new 6.5% Mandatory Convertible Senior Subordinated Notes due 2018 (the “2018 Mandatory Convertible Notes”), (ii) $42 million aggregate principal amount of new 5% Mandatory Convertible Senior Notes due 2019 (the “2019 Mandatory Convertible Notes”), (iii) $559 million aggregate principal amount of new 1.25% Mandatory Convertible Senior Notes due 2020, Series 1 (the “2020 Mandatory Convertible

Notes, Series 1”), (iv) $174 million aggregate principal amount of new 5.75% Mandatory Convertible Senior Notes due 2021 (the “2021 Mandatory Convertible Notes”), and (v) $163 million aggregate principal amount of new 6.25% Mandatory Convertible Senior Notes due 2023 (the “2023 Mandatory Convertible Notes” and, together with the 2018 Mandatory Convertible Notes, the 2019 Mandatory Convertible Notes, the 2020 Mandatory Convertible Notes, Series 1 and the 2021 Mandatory Convertible Notes, the “Mandatory Convertible Notes”).  The redemption provisions, covenants, interest payments and maturity terms applicable to each series of Mandatory Convertible Notes are substantially identical to those applicable to the corresponding series of Whiting Senior Notes, 2020 Convertible Senior Notes and 2018 Senior Subordinated Notes except that the 2020 Mandatory Convertible Notes, Series 1 will mature on June 5, 2020 unless earlier converted in accordance with their terms.

The Mandatory Convertible Notes contain mandatory conversion features whereby four percent of the aggregate principal amount of the Mandatory Convertible Notes will be converted into shares of the Company’s common stock for each day of the 25 trading day period that commenced on June 23, 2016 (the “Observation Period”) if the daily volume weighted average price (the “Daily VWAP”) (as defined in the indentures governing the Mandatory Convertible Notes) of the Company’s common stock on such day, rounded to four decimal places for the 2020 Mandatory Convertible Notes, Series 1 and rounded to two decimal places for the 2018 Mandatory Convertible Notes, the 2019 Mandatory Convertible Notes, the 2021 Mandatory Convertible Notes and the 2023 Mandatory Convertible Notes, is above $8.75 (the “Threshold Price”).  If converted, the common stock issue price per share will be equal to the higher of (i) the Daily VWAP for the Company’s common stock for such trading day multiplied by one plus zero for the 2018 Mandatory Convertible Notes, one plus 0.5% for the 2019 Mandatory Convertible Notes, one plus 8.0% for the 2020 Mandatory Convertible Notes, Series 1, one plus 2.5% for the 2021 Mandatory Convertible Notes and one plus 3.5% for the 2023 Mandatory Convertible Notes or (ii) $8.75 for the 2018 Mandatory Convertible Notes (equivalent to 114.29 common shares per $1,000 principal amount of the notes), $8.79 for the 2019 Mandatory Convertible Notes (equivalent to 113.72 common shares per $1,000 principal amount of the notes), $9.45 for the 2020 Mandatory Convertible Notes, Series 1 (equivalent to 105.82 common shares per $1,000 principal amount of the notes), $8.97 for the 2021 Mandatory Convertible Notes (equivalent to 111.50 common shares per $1,000 principal amount of the notes) and $9.06 for the 2023 Mandatory Convertible Notes (equivalent to 110.42 common shares per $1,000 principal amount of the notes) (the “Minimum Conversion Prices”).

Settlements for the Mandatory Convertible Notes that are converted into common stock during the Observation Period will occur by the third business day following each applicable trading day.  If any Mandatory Convertible Notes remain after the Observation Period, the conversion price will be the Minimum Conversion Price for each applicable series of Mandatory Convertible Notes.  After the Observation Period, the Company has the right to mandatorily convert the Mandatory Convertible Notes if the Daily VWAP of the Company’s common stock exceeds the Threshold Price for the applicable series of Mandatory Convertible Notes for at least 20 trading days during a 30 consecutive trading day period after the Observation Period and holders have the right to convert the Mandatory Convertible Notes at any time.

As of July 26, 2016, the Daily VWAP of the Company’s common stock was above the Threshold Price (i) for the 2018 Mandatory Convertible Notes, the 2019 Mandatory Convertible Notes, the 2021 Mandatory Convertible Notes and the 2023 Mandatory Convertible Notes, for 7 of the first 23 trading days during the Observation Period and (ii) for the 2020 Mandatory Convertible Notes, Series 1, for 8 of the first 23 trading days during the Observation Period.  As a result, $292 million aggregate principal amount of the Mandatory Convertible Notes were converted into approximately 29.1 million shares of the Company’s common stock, and the Company paid $2 million in cash consisting of all accrued and unpaid interest on such notes.

The July 1, 2016 note exchange transactions resulted in an ownership change under Section 382 of the Internal Revenue Code and will limit the Company’s usage of certain of its net operating losses in the future.  Accordingly, the Company expects to record a material non-cash charge for the write-down of deferred tax assets in the third quarter of 2016, which the Company estimates will be in the range of $500 million to $600 million.

Sale of North Ward Estes Properties—On July 27, 2016, the Company completed the sale of its interest in its enhanced oil recovery project in the North Ward Estes field in Ward and Winkler counties of Texas, including Whiting’s interest in certain CO2 properties in the McElmo Dome field in Colorado, two contracts for the supply and delivery of CO2, and certain other related assets and liabilities (the “North Ward Estes Properties”) for a cash purchase price of $300 million (before closing adjustments).  In addition to the cash purchase price, the buyer has agreed to pay Whiting $100,000 for every $0.01 that, as of June 28, 2018, the average NYMEX crude oil futures contract price for each month from August 2018 through July 2021 is above $50.00/Bbl up to a maximum amount of $100 million (the “Contingent Payment”).  The Contingent Payment will be made at the option of the buyer either in cash on July 31, 2018 or in the form of a secured promissory note, accruing interest at 8% per annum with a maturity date of July 29, 2022.  The effective date of the sale is July 1, 2016.  The Company expects to record a pre-tax loss on sale for this transaction in the third quarter of 2016, which the Company estimates will be in the range of $170 million to $200 million.  The Company used the net proceeds from the sale to repay a portion of the debt outstanding under its credit agreement.  Upon closing of this sale transaction, the borrowing base under Whiting Oil and Gas’ credit agreement was reduced to $2.6 billion, with aggregate commitments of $2.5 billion.

The Company determined that the North Ward Estes Properties did not meet the assets held for sale criteria as of June 30, 2016 because, among other factors, the Company’s Board of Directors, having the authority to approve the divestiture, had not done so as of the balance sheet date and (ii) certain contractual arrangements, lessor consents, and credit agreement stipulations were subject to negotiation, ratification and/or amendment such that the North Ward Estes Properties were not available for immediate sale in its present condition and it was not unlikely that significant changes to the divestiture plan would be made, or withdrawn all together, as of June 30, 2016.

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

Overview

We are an independent oil and gas company engaged in development, production, acquisition and exploration activities primarily in the Rocky Mountains region of the United States.  Since 2006, we have increased our focus on organic drilling activity and on the development of previously acquired properties, specifically on projects that we believe provide the opportunity for repeatable success and production growth, while selectively pursuing acquisitions that complement our existing core properties.  As a result of sustained lower crude oil prices in 2015 and the first half of 2016, we have significantly reduced our level of capital spending to more closely align with our cash flows generated from operations, and have focused our drilling activity on projects that provide the highest rate of return.  In addition, we continually evaluate our property portfolio and sell properties when we believe that the sales price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own, such as the sale of our North Ward Estes field in July 2016 discussed below under “Acquisition and Divestiture Highlights” and the other asset sales in 2015 discussed in the “Acquisitions and Divestitures” footnote in the notes to consolidated financial statements.

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

	2014				2015				2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude oil	$98.62	$102.98	$97.21	$73.12	$48.57	$57.96	$46.44	$42.17	$33.51	$45.60
Natural gas	$4.93	$4.68	$4.07	$4.04	$2.99	$2.61	$2.74	$2.17	$2.06	$1.98

Oil prices have fallen significantly since reaching highs of over $105.00 per Bbl in June 2014, dropping below $27.00 per Bbl in February 2016.  Natural gas prices have also declined from over $4.80 per Mcf in April 2014 to below $1.70 per Mcf in March 2016.  Although oil and natural gas prices have recently begun to recover from the lows experienced during the first quarter of 2016, forecasted prices for both oil and gas remain low.  Lower oil, NGL and natural gas prices may not only decrease our revenues, but may also reduce the amount of oil and natural gas that we can produce economically and therefore potentially lower our oil and gas reserve quantities.  Substantial and extended declines in oil, NGL and natural gas prices have resulted and may continue to result in impairments of our proved oil and gas properties or undeveloped acreage and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to finance planned capital expenditures.  In addition, lower commodity prices have reduced, and may further reduce, the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders.  Upon a redetermination, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under our credit agreement.  Alternatively, higher oil prices may result in significant mark-to-market losses being incurred on our commodity-based derivatives.

2016 Highlights and Future Considerations

Operational Highlights

Williston Basin

Our properties in the Williston Basin of North Dakota and Montana target the Bakken and Three Forks formations.  Net production from the Williston Basin averaged 114.4 MBOE/d for the second quarter of 2016, which represents an 8% decrease from 124.9 MBOE/d in the first quarter of 2016.  In April and July 2016, we entered into two separate wellbore participation agreements related to the wells that we intend to drill in the Williston Basin during 2016, which will allow us to continue completion activity in this area.  As of June 30, 2016, we had two rigs active in the Williston Basin, and we plan to add another rig in the fourth quarter of 2016 to begin drilling under the new wellbore participation agreements.  Across our acreage in the Williston Basin, we have implemented our new completion design which utilizes cemented liners, plug-and-perf technology, significantly higher sand volumes, new diversion technology and both hybrid and slickwater fracture stimulation methods and has resulted in improved initial production rates.

In order to process the produced gas stream from our wells in the Sanish field, we constructed the Robinson Lake gas plant.  The plant has a current processing capacity of 130 MMcf/d and fractionation equipment that allows us to convert NGLs into propane and butane, which end products can then be sold locally for higher realized prices.  As of June 30, 2016, the plant was processing over 118 MMcf/d.

We also hold a 50% ownership interest in a gas processing plant, gathering systems and related facilities located south of Belfield, North Dakota, which primarily processes production from our Pronghorn field.  There is currently inlet compression in place to process 35 MMcf/d, and as of June 30, 2016, the plant was processing 22 MMcf/d.

Denver Julesburg Basin

Our Redtail field in the Denver Julesburg Basin (“DJ Basin”) in Weld County, Colorado targets the Niobrara and Codell/Fort Hays formations.  In the second quarter of 2016, net production from the Redtail field averaged 10.2 MBOE/d, representing a 14%  decrease from 11.8 MBOE/d in the first quarter of 2016.  We have established production in the Niobrara “A”, “B” and “C” zones and the Codell/Fort Hays formations.  Our development plan at Redtail currently includes drilling up to eight wells per spacing unit in the Niobrara “A”, “B” and “C” zones and up to four wells per spacing unit in the Codell/Fort Hays formations.    Additionally, the Codell/Fort Hays formation is prospective throughout our acreage in the Redtail field, and we are currently evaluating that formation.  We have implemented a new wellbore configuration in this area, which significantly reduces drilling times.  As of June 30, 2016, we had two drilling rigs operating in the DJ Basin.  We plan to maintain a two-rig drilling program in this area for the remainder of 2016, while suspending our completion activity.

In April 2014, we brought online the Redtail gas plant to process the associated gas produced from our wells in this area.  During the third quarter of 2015, the plant’s inlet capacity was expanded to 50 MMcf/d from 20 MMcf/d.  As of June 30, 2016, the plant was processing over 18 MMcf/d.

Permian Basin

On July 27, 2016, we sold our North Ward Estes field located in Ward and Winkler counties in Texas as discussed below under “Acquisition and Divestiture Highlights”.  Production from this EOR project was primarily from the Yates formation, with additional production from other zones including the Queen formation.  Net production from North Ward Estes averaged 8.6 MBOE/d for the second quarter of 2016,  which represents a 3% decrease from 8.9 MBOE/d in the first quarter of 2016.

Financing Highlights

On  June 29, 2016 and July 1, 2016, we completed the exchange of $1.09 billion aggregate principal amount of our senior notes, convertible senior notes and senior subordinated notes consisting of (i) $26 million aggregate principal amount of our 2018 Senior Subordinated Notes, (ii) $42 million aggregate principal amount of our 2019 Senior Notes, (iii) $688 million aggregate principal amount of our 2020 Convertible Senior Notes, (iv) $174 million aggregate principal amount of our 2021 Senior Notes, and (v) $163 million aggregate principal amount of our 2023 Senior Notes, for (i) $26 million aggregate principal amount of new 6.5% Mandatory Convertible Senior Subordinated Notes due 2018, (ii) $42 million aggregate principal amount of new 5% Mandatory Convertible Senior Notes due 2019, (iii) $688 million aggregate principal amount of new 1.25% Mandatory Convertible Senior Notes due 2020, (iv) $174 million aggregate principal amount of new 5.75% Mandatory Convertible Senior Notes due 2021, and (v) $163 million aggregate principal amount of new 6.25% Mandatory Convertible Senior Notes due 2023.  For further information on these exchange transactions, refer to the “Long-Term Debt” footnote and the “Subsequent Events” footnote in the notes to consolidated financial statements.

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

On March 23, 2016, we completed the exchange of $477 million aggregate principal amount of our senior notes and senior subordinated notes, consisting of (i) $49 million aggregate principal amount of our 2018 Senior Subordinated Notes, (ii) $97 million aggregate principal amount of our 2019 Senior Notes, (iii) $152 million aggregate principal amount of our 2021 Senior Notes, and (iv) $179 million aggregate principal amount of our 2023 Senior Notes, for (i) $49 million aggregate principal amount of new 6.5% Convertible Senior Subordinated Notes due 2018, (ii) $97 million aggregate principal amount of new 5% Convertible Senior Notes due 2019, (iii) $152 million aggregate principal amount of new 5.75% Convertible Senior Notes due 2021, and (iv) $179 million aggregate principal amount of new 6.25% Convertible Senior Notes due 2023 (together the “New Convertible Notes”).  During the second quarter of 2016, holders of the New Convertible Notes voluntarily converted all $477 million aggregate principal amount of the New Convertible Notes for approximately 41.8 million shares of our common stock.  Upon conversion, we paid $46 million in cash consisting of early conversion payments to the holders of the notes, as well as all accrued and unpaid interest on such notes.  For further information on these exchange transactions and conversions, refer to the “Long-Term Debt” footnote in the notes to consolidated financial statements.

Acquisition and Divestiture Highlights

On July 27, 2016, we completed the sale of our interest in our enhanced oil recovery project in the North Ward Estes field in Ward and Winkler counties of Texas, including our interest in certain CO2 properties in the McElmo Dome field in Colorado, two contracts for the supply and delivery of CO2, and certain other related assets and liabilities (the “North Ward Estes Properties”) for a cash purchase price of $300 million (before closing adjustments).  In addition to the cash purchase price, the buyer has agreed to pay us $100,000 for every $0.01 that, as of June 28, 2018, the average NYMEX crude oil futures contract price for each month from August 2018 through July 2021 is above $50.00/Bbl up to a maximum amount of $100 million (the “Contingent Payment”).  The Contingent Payment will be made at the option of the buyer either in cash on July 31, 2018 or in the form of a secured promissory note, accruing interest at 8% per annum with a maturity date of July 29, 2022.  The effective date of the sale is July 1, 2016. We expect to record a pre-tax loss on sale for this transaction in the third quarter of 2016, which we estimate will be in the range of $170 million to $200 million.  We used the net proceeds from the sale to repay a portion of the debt outstanding under our credit agreement.  The North Ward Estes Properties consisted of estimated proved reserves of 120.3 MMBOE as of December 31, 2015, representing 15% of our proved reserves as of that date, and generated 6% (or 8.6 MBOE/d) of our June 2016 average daily net production.  Upon closing of this sale transaction, the borrowing base under Whiting Oil and Gas’ credit agreement was reduced to $2.6 billion, with aggregate commitments of $2.5 billion.

Results of Operations

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

	Six Months Ended
	June 30,
	2016	2015
Net production:
Oil (MMBbl)	18.7	24.6
NGLs (MMBbl)	3.3	2.4
Natural gas (Bcf)	21.3	21.0
Total production (MMBOE)	25.6	30.5
Net sales (in millions):
Oil (1)	$580.8	$1,086.4
NGLs	24.5	36.5
Natural gas	21.4	47.5
Total oil, NGL and natural gas sales	$626.7	$1,170.4
Average sales prices:
Oil (per Bbl) (1)	$31.09	$44.15
Effect of oil hedges on average price (per Bbl)	4.78	3.73
Oil net of hedging (per Bbl)	$35.87	$47.88
Weighted average NYMEX price (per Bbl) (2)	$39.15	$53.31
NGLs (per Bbl)	$7.35	$15.13
Natural gas (per Mcf)	$1.00	$2.26
Weighted average NYMEX price (per Mcf) (2)	$2.01	$2.79
Costs and expenses (per BOE):
Lease operating expenses	$8.59	$10.15
Production taxes	$2.06	$3.31
Depreciation, depletion and amortization	$24.10	$19.86
General and administrative	$3.06	$2.92

(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue decreased $544 million to $627 million when comparing the first half of 2016 to the same period in 2015.  Sales revenue is a function of oil, NGL and gas volumes sold and average commodity prices realized.  Our oil sales volumes decreased 24%,  while our NGL sales volumes increased 38% and our natural gas sales volumes increased 2% between periods.  The oil volume decrease between periods was primarily attributable to normal field production decline across several of our areas resulting from reduced drilling and completion activity during 2015 and the first half of 2016 in response to the depressed commodity price environment.  In addition, we completed several non-core oil and gas property divestitures during 2015, which negatively impacted oil production in the first half of 2016 by 965 MBbl.  These decreases were partially offset by new wells drilled and completed in the Williston Basin and DJ Basin which added 3,850 MBbl and 385 MBbl, respectively, of oil production during the first half of 2016 as compared to the first half of 2015.   Our NGL sales volume increases between periods generally related to additional volumes processed as more wells were connected to gas processing plants in the Williston Basin, as well as new wells drilled and completed in the Williston Basin and DJ Basin over the last twelve months.  Many of the new Williston Basin wells are in areas with higher gas-to-oil production ratios than previously drilled areas.  These NGL volume increases were partially offset by normal field production decline across several of our areas.  The gas volume increase between periods was primarily due to drilling success at our Williston Basin and DJ Basin properties which resulted in 5,930 MMcf and 1,010 MMcf, respectively, of additional gas volumes during the first half of 2016 as compared to the first half of 2015.  Many of the new Williston Basin wells are in areas with higher gas-to-oil production ratios than previously drilled areas.  In addition, gas volumes increased between periods as more wells were connected to gas processing plants in the Williston Basin over the last twelve months in an effort to increase our overall gas capture rate in this area.  These gas volume increases were largely offset by the 2015 property divestitures, which negatively impacted gas production in the first half of 2016 by 4,690 MMcf, as well as normal field production decline across several of our areas.

In addition to production-related decreases in net revenue there were also significant decreases in the average sales price realized for oil, NGLs and natural gas in the first half of 2016 compared to 2015.  Our average price for oil before the effects of hedging decreased 30%,  our average price for NGLs decreased 51% and our average price for natural gas decreased 56% between periods.

Loss on Sale of Properties.    During the first half of 2015, we sold our interests in certain non-core producing oil and gas wells for aggregate proceeds of $312 million, which resulted in a pre-tax loss on sale of $65 million.  There were no other property divestitures resulting in a significant gain or loss on sale during the first half of 2015 or 2016.

Lease Operating Expenses.  Our lease operating expenses (“LOE”) during the first half of 2016 were $220 million, a $90 million decrease over the same period in 2015.  This decrease was primarily due to (i) $43 million of lower LOE attributable to properties that we divested in 2015, (ii) a $36 million decline in the costs of oilfield goods and services resulting from cost reduction measures we have implemented as well as the general downturn in the oil and gas industry, and (iii) a  reduction in well workover activity between periods.  Workovers decreased from $29 million in the first half of 2015 to $18 million in the first half of 2016, primarily due to a reduction in well workover activity at our EOR project at North Ward Estes.

Our lease operating expenses on a BOE basis also decreased when comparing the first half of 2016 to the same 2015 period.  LOE per BOE amounted to $8.59 during the first half of 2016, which represents a decrease of $1.56 per BOE (or 15%)  from the first half of 2015.  This decrease was mainly due to the impact of property divestitures, the declining costs of goods and services in the industry and lower well workover costs, as discussed above, partially offset by lower overall production volumes between periods.  The properties sold during 2015 consisted mainly of mature oil and gas producing properties with LOE per BOE rates that were higher than our overall blended corporate rate.

Production Taxes.  Our production taxes during the first half of 2016 were $53 million, a $48 million decrease over the same period in 2015, which decrease was primarily due to lower oil, NGL and natural gas sales between periods.  Our production taxes, however, are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis was 8.4% and 8.6% for the first half of 2016 and 2015, respectively.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization (“DD&A”) expense increased $10 million in 2016 as compared to the first half of 2015.  The components of our DD&A expense were as follows (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Depletion	$604,849	$589,051
Depreciation	4,227	4,394
Accretion of asset retirement obligations	7,232	12,485
Total	$616,308	$605,930

DD&A increased between periods primarily due to $16 million in higher depletion expense.  This increase was mainly attributable to a $133 million increase in expense related to a higher depletion rate between periods, which was partially offset by a $117 million decrease due to lower overall production volumes during the first half of 2016.  On a BOE basis, our overall DD&A rate of $24.10 for the first half of 2016 was 21% higher than the rate of $19.86 for the same period in 2015.  The primary factors contributing to this higher DD&A rate were (i) $1.1 billion in drilling and development expenditures during the past twelve months, (ii) decreases to proved and proved developed reserves over the last twelve months primarily attributable to lower average oil and natural gas prices used to calculate our reserves, and (iii) property divestitures in 2015.   These factors that negatively impacted our DD&A rate were partially offset by impairment write-downs on proved oil and gas properties recognized in the third quarter of 2015.

Exploration and Impairment.  Our exploration and impairment costs decreased $77 million for the first half of 2016 as compared to the same period in 2015.  The components of our exploration and impairment expense  were as follows (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Exploration	$30,912	$86,928
Impairment	30,360	51,553
Total	$61,272	$138,481

Exploration costs decreased $56 million during the first half of 2016 as compared to the same period in 2015 primarily due to lower rig termination fees incurred between periods.  Rig termination fees amounted to $16 million during the first half of 2016 as compared to $65 million during the first half of 2015.

Impairment expense for the first half of 2016 and 2015 primarily related to the amortization of leasehold costs associated with individually insignificant unproved properties, and such amortization resulted in impairment expense of $30 million during the first half of 2016 as compared to $50 million for the first half of 2015.  This decrease in leasehold amortization in 2016 is primarily due to $48 million of impairment write-downs to undeveloped acreage costs in the third quarter of 2015 for leases where we had no current or future plans to drill.

General and Administrative.  We report general and administrative (“G&A”) expenses net of third-party reimbursements and internal allocations.  The components of our G&A expenses were as follows (in thousands):

	Six Months Ended
	June 30,
	2016	2015
General and administrative expenses	$141,204	$162,688
Reimbursements and allocations	(62,885)	(73,721)
General and administrative expenses, net	$78,319	$88,967

G&A expenses before reimbursements and allocations decreased $21 million during the first half of 2016 as compared to the same period in 2015 primarily due to lower employee compensation, savings realized as a result of cost reduction measures we have implemented,  and the impact of 2015 property divestitures.  Employee compensation decreased $12 million for the first half of 2016 as compared to the same period in 2015 due to reductions in personnel over the past twelve months.  The decrease in reimbursements and allocations for the first half of 2016 was the result of a lower number of field workers on Whiting-operated properties due to reduced drilling activity over the past twelve months and property divestitures in 2015.

Our general and administrative expenses on a BOE basis, however, increased when comparing the first half of 2016 to the same 2015 period.  G&A expense per BOE amounted to $3.06 during the first half of 2016, which represents an increase of $0.14 per BOE (or 5%) from the first half of 2015.  This increase was mainly due to lower overall production volumes between periods, partially offset by lower employee compensation and savings realized as a result of our cost reduction measures.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Notes	$102,904	$129,593
Amortization of debt issue costs, discounts and premiums	38,950	19,828
Credit agreement	17,595	17,024
Other	1,213	17
Capitalized interest	(95)	(3,029)
Total	$160,567	$163,433

The decrease in interest expense of $3 million between periods was mainly attributable to lower interest costs incurred on our notes, partially offset by an increase in amortization of debt issue costs, discounts and premiums during the first half of 2016 as compared to the first half of 2015.  The $27 million decrease in note interest was primarily due to $40 million incurred during 2015 on the $1.6 billion of Kodiak Notes we assumed as part of the Kodiak Acquisition, all of which were subsequently repurchased during 2015.  This decrease in interest expense was partially offset by our March 2015 issuance of $1,250 million of 2020 Convertible Senior Notes and $750 million of 2023 Senior Notes, which resulted in a $13 million increase in interest expense between periods.    The increase in amortization of debt issue costs, discounts and premiums of $19 million is primarily due to amortization of the discount on the 2020 Convertible Senior Notes issued in March 2015, as well as a $6  million non-cash charge for the acceleration of unamortized debt issuance costs in connection with the reduction of the aggregate commitments under our credit agreement in March 2016.

Our weighted average debt outstanding during the first half of 2016 was $5.6 billion versus $5.8 billion for the first half of 2015.  Our weighted average effective cash interest rate was 4.3% during the first half of 2016 compared to 5.1% for the first half of 2015.

Loss on Extinguishment of Debt.    In March 2016, we completed the exchange of $477 million aggregate principal amount of our senior notes and senior subordinated notes for the same aggregate principal amount of the New Convertible Notes, and recognized a $91 million gain on extinguishment of debt.  Subsequently, during the second quarter of 2016, the holders of the New Convertible Notes voluntarily converted all $477 million aggregate principal amount of the New Convertible Notes for approximately 41.8 million shares of our common stock, and we recognized a $188 million loss on extinguishment of debt upon conversion.  In addition, in June 2016, we completed the exchange of $129 million aggregate principal amount of our 2020 Convertible Senior Notes for the same aggregate principal amount of new mandatory convertible notes.  As a result of this exchange,  we recognized a $9 million gain on extinguishment of debt.  On the other hand, during the first half of 2015, we repurchased $747 million aggregate principal amount of the Kodiak Notes then outstanding, and recognized a  $6 million loss on extinguishment of debt.  Refer to the “Long-Term Debt” footnote in the notes to consolidated financial statements for more information.

Derivative (Gain) Loss, Net.    Our commodity derivative contracts and embedded derivatives are marked to market each quarter with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment to or from the counterparty.  Derivative (gain) loss, net amounted to a loss of $2 million for the six months ended June 30, 2016, which consisted of a $50 million loss on commodity derivative contracts resulting from the upward shift in the futures curve of forecasted commodity prices (“forward price curve”) for crude oil from January 1, 2016 (or the 2016 date on which new contracts were entered into) to June 30, 2016, largely offset by a  $48 million fair value gain on embedded derivatives.  Derivative (gain) loss, net for the six months ended June 30, 2015 resulted in a loss on commodity derivative contracts of $93 million primarily due to the upward shift in the same forward price curve from January 1, 2015 (or the 2015 date on which prior year contracts were entered into) to June 30, 2015.

Refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, for a list of our outstanding derivatives as of July 1, 2016.

Income Tax Benefit.  Income tax benefit for the first half of 2016 totaled $175 million as compared to a benefit of $131 million for the first half of 2015, an increase of $44 million that was mainly related to $261 million in higher pre-tax loss between periods.  This higher benefit was partially offset by the tax impact associated with the issuance and subsequent conversion of the New Convertible Notes during the first half of 2016.

Our effective tax rates for the periods ending June 30, 2016 and 2015 differ from the U.S. statutory income tax rate primarily due to the effects of state income taxes and permanent taxable differences.  Our overall effective tax rate decreased from 33.9% for the first half of 2015 to 27.0% for the first half of 2016.  This decrease is mainly the result of permanent tax differences associated with the New Convertible Notes that were issued in March 2016, and were subsequently converted into shares of our common stock during the second quarter of 2016.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

	Three Months Ended
	June 30,
	2016	2015
Net production:
Oil (MMBbl)	8.7	12.4
NGLs (MMBbl)	1.7	1.3
Natural gas (Bcf)	10.8	10.6
Total production (MMBOE)	12.2	15.5
Net sales (in millions):
Oil (1)	$311.1	$608.2
NGLs	15.5	21.9
Natural gas	10.4	20.4
Total oil, NGL and natural gas sales	$337.0	$650.5
Average sales prices:
Oil (per Bbl) (1)	$35.67	$48.95
Effect of oil hedges on average price (per Bbl)	3.93	3.32
Oil net of hedging (per Bbl)	$39.60	$52.27
Weighted average NYMEX price (per Bbl) (2)	$45.57	$57.95
NGLs (per Bbl)	$9.17	$16.86
Natural gas (per Mcf)	$0.96	$1.92
Weighted average NYMEX price (per Mcf) (2)	$1.98	$2.61
Cost and expenses (per BOE):
Lease operating expenses	$8.61	$9.25
Production taxes	$2.20	$3.66
Depreciation, depletion and amortization	$24.89	$20.81
General and administrative	$2.74	$2.90

(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue decreased $313 million to $337 million when comparing the second quarter of 2016 to the same period in 2015.  Sales revenue is a function of oil, NGL and gas volumes sold and average commodity prices realized.  Our oil sales volumes decreased 30%,  while our NGL sales volumes increased 30% and our natural gas sales volumes increased 2% between periods.  The oil volume decrease between periods was primarily attributable to normal field production decline across several of our areas resulting from reduced drilling and completion activity during 2016 in response to the depressed commodity price environment.  In addition, we completed several non-core oil and gas property divestitures during 2015, which negatively impacted oil production in the second quarter of 2016 by 405 MBbl.  These decreases were partially offset by new wells drilled and completed in the Williston Basin and DJ Basin which added 1,675 MBbl and 170 MBbl, respectively, of oil production during the second quarter of 2016 as compared to the second quarter of 2015.   Our NGL sales volume increases between periods generally related to additional volumes processed as more wells were connected to gas processing plants in the Williston Basin, as well as new wells drilled and completed in the Williston Basin and DJ Basin over the last twelve months.  Many of the new Williston Basin wells are in areas with higher gas-to-oil production ratios than previously drilled areas.  These NGL volume increases were partially offset by normal field production decline across several of our areas.  The gas volume increase between periods was primarily due to drilling success at our Williston Basin and DJ Basin properties which resulted in 2,635 MMcf and 180 MMcf, respectively, of additional gas volumes during the second quarter of 2016 as compared to the second quarter of 2015.  Many of the new Williston Basin wells are in areas with higher gas-to-oil production ratios than previously drilled areas.  In addition, gas volumes increased between periods as more wells were connected to gas processing plants in the Williston Basin over the last twelve months in an effort to increase our overall gas capture rate in this area.  These gas volume increases  were largely offset by the 2015 property divestitures, which negatively impacted gas production in the second quarter of 2016 by 1,925 MMcf, as well as normal field production decline across several of our areas.

In addition to production-related decreases in net revenue there were also significant decreases in the average sales price realized for oil, NGLs and natural gas in the second quarter of 2016 compared to 2015.  Our average price for oil before the effects of hedging decreased 27%, our average price for NGLs decreased 46%, and our average price for natural gas decreased 50% between periods.

Loss on Sale of Properties.  During the second quarter of 2015, we sold our interests in certain non-core producing oil and gas wells for aggregate proceeds of $301 million, which resulted in a pre-tax loss on sale of $65 million.  There were no other property divestitures resulting in a significant gain or loss on sale during the second quarter of 2015 or 2016.

Lease Operating Expenses.  Our lease operating expenses during the second quarter of 2016 were $105 million, a $38 million decrease over the same period in 2015.  This decrease was primarily due to (i) $21 million of lower LOE attributable to properties that we divested in 2015, (ii) an  $11 million decline in the costs of oilfield goods and services resulting from cost reduction measures we have implemented as well as the general downturn in the oil and gas industry, and (iii) a  reduction in well workover activity between periods.  Workovers decreased from $14 million in the second quarter of 2015 to $8 million in the second quarter of 2016, primarily due to a reduction in well workover activity at our Parshall field and our EOR project at North Ward Estes.

Our lease operating expenses on a BOE basis also decreased when comparing the second quarter of 2016 to the same 2015 period.  LOE per BOE amounted to $8.61 during the second quarter of 2016, which represents a decrease of $0.64 per BOE (or 7%) from the second quarter of 2015.  This decrease was mainly due to the impact of property divestitures, the declining costs of goods and services in the industry and lower well workover costs, as discussed above, partially offset by lower overall production volumes between periods.  The properties sold during 2015 consisted mainly of mature oil and gas producing properties with LOE per BOE rates that were higher than our overall blended corporate rate.

Production Taxes.  Our production taxes during the second quarter of 2016 were $27 million, a $30 million decrease over the same period in 2015, which decrease was primarily due to lower oil, NGL and natural gas sales between periods.  Our production taxes, however, are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis was 8.0% and 8.7% for the second quarter of 2016 and 2015, respectively.  This decrease primarily relates to a reduction in the severance tax rate in North Dakota from 11.5% in 2015 to 10% in 2016.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization expense decreased $18 million in 2016 as compared to the second quarter of 2015.  The components of our DD&A expense were as follows (in thousands):

	Three Months Ended
	June 30,
	2016	2015
Depletion	$298,237	$316,752
Depreciation	2,125	2,366
Accretion of asset retirement obligations	3,654	3,293
Total	$304,016	$322,411

DD&A decreased between periods primarily due to $19 million in lower depletion expense between periods.  Of this decrease, $80 million related to a decrease in our overall production volumes during the second quarter of 2016, which was partially offset by a $61 million increase related to a higher depletion rate between periods.  On a BOE basis, our overall DD&A rate of $24.89 for the second quarter of 2016 was 20% higher than the rate of $20.81 for the same period in 2015.  The primary factors contributing to this higher DD&A rate were (i) $1.1 billion in drilling and development expenditures during the past twelve months, (ii) decreases to proved and proved developed reserves over the last twelve months primarily attributable to lower average oil and natural gas prices used to calculate our reserves, and (iii) property divestitures in 2015.  These factors that negatively impacted our DD&A rate were partially offset by impairment write-downs on proved oil and gas properties recognized in the third quarter of 2015.

Exploration and Impairment Costs.  Our exploration and impairment costs decreased $32 million for the second quarter of 2016 as compared to the same period in 2015.  The components of our exploration and impairment costs were as follows (in thousands):

	Three Months Ended
	June 30,
	2016	2015
Exploration	$10,393	$32,421
Impairment	15,388	25,136
Total	$25,781	$57,557

Exploration costs decreased $22 million during the second quarter of 2016 as compared to the same period in 2015 primarily due to lower rig termination fees incurred between periods.  Rig termination fees amounted to $22 million during the second quarter of 2015.

Impairment expense for the second quarter of 2016 and 2015 primarily related to the amortization of leasehold costs associated with individually insignificant unproved properties, and such amortization resulted in impairment expense of $15 million during the second quarter of 2016 as compared to $24 million in the second quarter of 2015.  This decrease in leasehold amortization in 2016 is primarily due to $48 million of impairment write-downs to undeveloped acreage costs in the third quarter of 2015 for leases where we had no current or future plans to drill.

General and Administrative Expenses.  We report general and administrative expenses net of third-party reimbursements and internal allocations.  The components of our G&A expenses were as follows (in thousands):

	Three Months Ended
	June 30,
	2016	2015
General and administrative expenses	$63,871	$80,509
Reimbursements and allocations	(30,348)	(35,522)
General and administrative expenses, net	$33,523	$44,987

G&A expenses before reimbursements and allocations decreased $17 million during the second quarter of 2016 as compared to the same period in 2015 primarily due to lower employee compensation, savings realized as a result of cost reduction measures we have implemented, and the impact of 2015 property divestitures.  Employee compensation decreased $12 million for the second quarter of 2016 as compared to the same period in 2015 due to reductions in personnel over the past twelve months.  The decrease in reimbursements and allocations for the second quarter of 2016 was the result of a lower number of field workers on Whiting-operated properties due to reduced drilling activity over the past twelve months and property divestitures in 2015.

Our general and administrative expenses on a BOE basis also decreased when comparing the second quarter of 2016 to the same 2015 period.  G&A expense per BOE amounted to $2.74 during the second quarter of 2016, which represents a decrease of $0.16 per BOE (or 6%) from the second quarter of 2015.  This decrease was mainly due to lower employee compensation and savings realized as a result of our cost reduction measures, partially offset by lower overall production volumes between periods.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Three Months Ended
	June 30,
	2016	2015
Notes	$50,591	$68,533
Amortization of debt issue costs, discounts and premiums	17,581	17,828
Credit agreement	9,727	4,196
Other	800	15
Capitalized interest	(39)	(1,396)
Total	$78,660	$89,176

The decrease in interest expense of $11 million between periods was mainly attributable to lower interest costs incurred on our notes, partially offset by higher interest costs incurred on our credit agreement during the second quarter of 2016 as compared to the second quarter of 2015.  The $18 million decrease in note interest is primarily due to interest costs incurred on the $800 million of 2019 Kodiak Notes we assumed as part of the Kodiak Acquisition, which were subsequently repurchased in December 2015.  Interest expense on our credit agreement increased $6 million in 2016 due to a higher amount of average borrowings outstanding under this facility between periods.

Our weighted average debt outstanding during the second quarter of 2016 was $5.5 billion versus $5.6 billion for the second quarter of 2015.  Our weighted average effective cash interest rate was 4.4% during the second quarter of 2016 compared to 5.2% for the second quarter of 2015.

Loss on Extinguishment of Debt.    During the second quarter of 2016, holders of our New Convertible Notes voluntarily converted all $477 million aggregate principal amount of the New Convertible Notes for approximately 41.8 million shares of our common stock, and we recognized a $188 million loss on extinguishment of debt upon conversion.    In June 2016, we completed the exchange of $129 million aggregate principal amount of our 2020 Convertible Senior Notes for the same aggregate principal amount of new mandatory convertible notes.  As a result of this exchange,  we recognized a $9 million gain on extinguishment of debt.  Refer to the “Long-Term Debt” footnote in the notes to consolidated financial statements for more information.

Derivative (Gain) Loss, Net.    Our commodity derivative contracts and embedded derivatives are marked to market each quarter with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment to or from the counterparty.  Derivative (gain) loss, net amounted to a gain of $3 million for the three months ended June 30, 2016, which consisted of a $70 million fair value gain on embedded derivatives, largely offset by a $67 million loss of commodity derivative contracts resulting from the upward shift in the forward price curve for crude oil from April 1, 2016 (or the 2016 date on which new contracts were entered into) to June 30, 2016.  Derivative (gain) loss, net for the three months ended June 30, 2015, resulted in a loss of $102 million primarily due to the upward shift in the same forward price curve for crude oil from April 1, 2015 (or the 2015 date on which prior year contracts were entered into) to June 30, 2015.

Refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, for a list of our outstanding derivatives as of July 1, 2016.

Income Tax Benefit.  Income tax benefit for the second quarter of 2016 totaled $110 million as compared to a benefit of $77 million for the second quarter of 2015, an increase of $33 million that was mainly related to $184 million in higher pre-tax loss between periods.  This higher benefit was partially offset by the tax impact associated with the conversion of the New Convertible Notes during the second quarter of 2016.

Our effective tax rates for the periods ending June 30, 2016 and 2015 differ from the U.S. statutory income tax rate primarily due to the effects of state income taxes and permanent taxable differences.  Our overall effective tax rate decreased from 34.1% for the second quarter of 2015 to 26.8% for the second quarter of 2016.  This decrease is mainly the result of permanent tax differences associated with conversions of the New Convertible Notes during the second quarter of 2016.

Liquidity and Capital Resources

Overview.  At June 30, 2016, we had $15 million of cash on hand and $4.8 billion of equity, while at December 31, 2015, we had $16 million of cash on hand and $4.8 billion of equity.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility, which we partially mitigate through the use of commodity hedge contracts.  Oil accounted for 73% and 81% of our total production in the first half of 2016 and 2015, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in NGL or natural gas prices.  As of July 1, 2016, we had derivative contracts covering the sale of approximately 61% of our forecasted oil production volumes for the remainder of 2016.  For a list of all of our outstanding derivatives as of July 1, 2016, refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk”.

During the first half of 2016, we generated $207 million of cash provided by operating activities, a decrease of $321 million over the same period in 2015.  Cash provided by operating activities decreased primarily due to lower realized sales prices for oil, NGLs and natural gas and lower crude oil production volumes in the first half of 2016.  These negative factors were partially offset by higher NGL and natural gas production volumes, as well as lower lease operating expenses, exploration costs, production taxes, general and administrative expenses and cash interest expense during the first half of 2016 as compared to the same period in 2015.  Refer to “Results of Operations” for more information on the impact of prices and volumes on revenues and for more information on increases and decreases in certain expenses between periods.

During the first half of 2016, cash flows from operating activities plus $200 million in net borrowings under our credit agreement were used to finance $359 million of drilling and development expenditures and $42 million of early conversion payments on our New Convertible Notes.

Exploration and Development Expenditures.  The following chart details our exploration and development expenditures incurred by region (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Rocky Mountains	$316,204	$1,516,800
Permian Basin (1)	28,377	64,091
Other	2,081	5,609
Total incurred	$346,662	$1,586,500

(1)	On July 27, 2016, we sold our North Ward Estes Properties, including all of our assets in the Permian Basin.

We continually evaluate our capital needs and compare them to our capital resources.  We increased our 2016 exploration and development (“E&D”) budget from $500 million to  $550 million, which we expect to fund substantially with net cash provided by our operating activities, proceeds from property divestitures and, if necessary, borrowings under our credit facility.  The $50 million increase is primarily attributable to increased drilling and completion activity planned for 2016 as a result of stronger commodity prices and the successful completion of two wellbore participation agreements in the Williston Basin.  The overall budget represents a substantial decrease from the $2.3 billion we incurred on E&D expenditures during 2015.  This reduced capital budget is in response to the significantly lower crude oil prices experienced during 2015 and continuing into 2016 and our plan to more closely align our capital spending with cash flows generated from operations.  As part of this plan, we suspended completion operations at our Redtail field beginning in the second quarter of 2016.  We expect to allocate $490 million of our 2016 budget to exploration and development activity, and the remainder will be allocated to facilities, drilling rig termination fees and undeveloped acreage purchases.  We incurred the majority of our budgeted E&D expenditures during the first half of 2016 as we completed projects that were initiated in 2015 and wound down our completion operations.  We currently anticipate that our E&D expenditures will total approximately $105 million per quarter during the second half of 2016.  We believe that should additional attractive acquisition opportunities arise or E&D expenditures exceed $550 million, we will be able to finance additional capital expenditures with borrowings under our credit agreement, agreements with industry partners or divestitures of certain oil and gas property interests.  Our level of E&D expenditures is largely discretionary, and the amount of funds we devote to any particular activity may increase or decrease significantly depending on commodity prices, cash flows, available opportunities and development results, among other factors.  We believe that we have sufficient liquidity and capital resources to execute our business plan over the next 12 months and for the foreseeable future.  With our expected cash flow streams, commodity price hedging strategies, current liquidity levels (including availability under our credit agreement), access to debt and equity markets and flexibility to modify future capital expenditure programs, we expect to be able to fund all planned capital programs and debt repayments, comply with our debt covenants, and meet other obligations that may arise from our oil and gas operations.

Credit Agreement.  Whiting Oil and Gas, our wholly-owned subsidiary, has a credit agreement with a syndicate of banks that as of June 30, 2016 had a borrowing base of $2.75 billion, with aggregate commitments of $2.5 billion. Upon closing of the sale of the North Ward Estes Properties on July 27, 2016, the borrowing base was reduced to $2.6 billion.  We may increase the maximum aggregate amount of commitments under the credit agreement up to the $2.6 billion borrowing base if certain conditions are satisfied, including the consent of lenders participating in the increase.  As of June 30, 2016, we had $1.5 billion of available borrowing capacity, which was net of $1.0 billion in borrowings and $2 million in letters of credit outstanding.

The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of our proved reserves that have been mortgaged to such lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  Because oil and gas prices are principal inputs into the valuation of our reserves, if current and projected oil and gas prices remain at their current levels for a prolonged period or further decline, our borrowing base could be reduced at the next redetermination date, which is scheduled for November 1, 2016, or during future redeterminations.  Upon a redetermination of our borrowing base, either on a periodic or special redetermination date, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of our debt outstanding under the credit agreement.  The credit agreement permits us and certain of our subsidiaries to dispose of our respective ownership interests in certain gas gathering and processing plants located in North Dakota without reducing the borrowing base.

A portion of the revolving credit facility in an aggregate amount not to exceed $50 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of ours.  As of June 30, 2016,  $48 million was available for additional letters of credit under the agreement.

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

The credit agreement contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of our lenders.  However, the credit agreement permits us and certain of our subsidiaries to issue second lien indebtedness of up to $1.0 billion subject to certain conditions and limitations.  Except for limited exceptions, the credit agreement also restricts our ability to make any dividend payments or distributions on our common stock.  These restrictions apply to all of our restricted subsidiaries (as defined in the credit agreement).  The credit agreement requires us, as of the last day of any quarter, to maintain the following ratios (as defined in the credit agreement): (i) a consolidated current assets to consolidated current liabilities ratio (which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0, (ii) a total senior secured debt to the last four quarters’ EBITDAX ratio of less than 3.0 to 1.0 during the Interim Covenant Period (defined below), and thereafter a total debt to EBITDAX ratio of less than 4.0 to 1.0, and (iii) a ratio of the last four quarters’ EBITDAX to consolidated interest charges of not less than 2.25 to 1.0 during the Interim Covenant Period.  Under the credit agreement, the “Interim Covenant Period” is defined as the period from June 30, 2015 until the earlier of (a) April 1, 2018 or (b) the commencement of an investment-grade debt rating period (as defined in the credit agreement).  We were in compliance with our covenants under the credit agreement as of June 30, 2016.  However, a substantial or extended decline in oil, NGL or natural gas prices may adversely affect our ability to comply with these covenants in the future.

For further information on the loan security related to our credit agreement, refer to the “Long-Term Debt” footnote in the notes to consolidated financial statements.

Senior Notes and Senior Subordinated Notes.  In March 2015, we issued at par $750 million of 6.25% Senior Notes due April 2023 (the “2023 Senior Notes”).  In September 2013, we issued at par $1.1 billion of 5% Senior Notes due March 2019 (the “2019 Senior Notes”) and $800 million of 5.75% Senior Notes due March 2021, and issued at 101% of par an additional $400 million of 5.75% Senior Notes due March 2021 (collectively the “2021 Senior Notes”).  In September 2010, we issued at par $350 million of 6.5% Senior Subordinated Notes due October 2018 (the “2018 Senior Subordinated Notes” and together with the 2023 Senior Notes, the 2021 Senior Notes and the 2019 Senior Notes, the “Nonconvertible Whiting Notes”).

Exchange of Senior Notes and Senior Subordinated Notes for Convertible Notes.  On March 23, 2016, we completed the exchange of $477 million aggregate principal amount of our senior notes and senior subordinated notes, consisting of (i) $49 million aggregate principal amount of our 2018 Senior Subordinated Notes, (ii) $97 million aggregate principal amount of our 2019 Senior Notes, (iii) $152 million aggregate principal amount of our 2021 Senior Notes, and (iv) $179 million aggregate principal amount of our 2023 Senior Notes, for (i) $49 million aggregate principal amount of new 6.5% Convertible Senior Subordinated Notes due 2018, (ii) $97 million aggregate principal amount of new 5% Convertible Senior Notes due 2019, (iii) $152 million aggregate principal amount of new 5.75% Convertible Senior Notes due 2021, and (iv) $179 million aggregate principal amount of new 6.25% Convertible Senior Notes due 2023 (together the “New Convertible Notes”).  During the second quarter of 2016, holders of the New Convertible Notes voluntarily converted all $477 million aggregate principal amount of the New Convertible Notes for approximately 41.8 million shares of our common stock.  As of June 30, 2016, no New Convertible Notes remained outstanding.

2020 Convertible Senior Notes. In March 2015, we issued at par $1,250 million of 1.25% Convertible Senior Notes due April 2020 (the “2020 Convertible Senior Notes”).  On June 29, 2016, we completed the exchange of $129 million aggregate principal amount of our 2020 Convertible Senior Notes for the same aggregate principal amount of new mandatory convertible senior notes, and on July 1, 2016, we completed the exchange of $559 million aggregate principal amount of our 2020 Convertible Senior Notes for the same aggregate principal amount of new mandatory convertible senior notes.  Refer to “Exchange of 2020 Convertible Senior Notes for Mandatory Convertible Notes” and “Exchange of Senior Notes, Convertible Senior Notes and Senior Subordinated Notes for Mandatory Convertible Notes” below for more information on these exchange transactions and the terms of the new mandatory convertible notes.

For the remaining $562 million aggregate principal amount of 2020 Convertible Senior Notes, we have the option to settle conversions of the these notes with cash, shares of common stock or a combination of cash and common stock at our election.  Our intent is to settle the principal amount of the 2020 Convertible Senior Notes in cash upon conversion.  Prior to January 1, 2020, the 2020 Convertible Senior Notes will be convertible at the holder’s option only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2020 Convertible Senior Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.  On or after January 1, 2020, the 2020 Convertible Senior Notes will be convertible at any time until the second scheduled trading day immediately preceding the April 1, 2020 maturity date of the notes.  The notes will be convertible at an initial conversion rate of 25.6410 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $39.00.  The conversion rate will be subject to adjustment in some events.  In addition, following certain corporate events that occur prior to the maturity date, we will increase, in certain circumstances, the conversion rate for a holder who elects to convert its 2020 Convertible Senior Notes in connection with such corporate event.  As of June 30, 2016, none of the contingent conditions allowing holders of the 2020 Convertible Senior Notes to convert these notes had been met.

Exchange of 2020 Convertible Senior Notes for Mandatory Convertible Notes.  On June 29, 2016 we completed the exchange of $129 million aggregate principal amount of our 2020 Convertible Senior Notes for the same aggregate principal amount of new mandatory convertible senior notes (the “2020 Mandatory Convertible Notes, Series 2” and together with the 2020 Convertible Senior Notes, the “Convertible Senior Notes”).  The redemption provisions, covenants, interest payments and maturity terms of the 2020 Mandatory Convertible Notes, Series 2 are substantially identical to those applicable to the 2020 Convertible Senior Notes except that the 2020 Mandatory Convertible Notes, Series 2 will mature on June 5, 2020 unless earlier converted in accordance with their terms.

The 2020 Mandatory Convertible Notes, Series 2 contain a mandatory conversion feature whereby four percent of the aggregate principal amount of the notes will be converted into shares of our common stock for each day of the 25 trading day period that commenced on June 23, 2016 (the “Observation Period”) if the daily volume weighted average price (the “Daily VWAP”) (as defined in the indentures governing the 2020 Mandatory Convertible Notes, Series 2) of our common stock on such day (rounded to four decimal places) is above $8.7500 (the “Threshold Price”).  If converted, the common stock issue price per share will be equal to the higher of (i) the Daily VWAP for our common stock for such trading day multiplied by one plus 8.0% or (ii) $9.45 (equivalent to 105.82 common shares per $1,000 principal amount of the notes) (the “Minimum Conversion Price”).

Settlements for the 2020 Mandatory Convertible Notes, Series 2 that become convertible into common stock during the Observation Period will occur on the third business day following the Observation Period.  If any 2020 Mandatory Convertible Notes, Series 2 remain after the Observation Period, the conversion price for such notes will be the Minimum Conversion Price.  After the Observation Period, we have the right to mandatorily convert the 2020 Mandatory Convertible Notes, Series 2 if the Daily VWAP of our common stock (rounded to four decimal places) exceeds $8.7500, for at least 20 trading days during a 30 consecutive trading day period after the Observation Period and holders have the right to convert the notes at any time.  As of July 26, 2016, the Daily VWAP of our common stock was above the Threshold Price for 8 of the first 23 trading days during the Observation Period and $41 million aggregate principal amount of the 2020 Mandatory Convertible Notes, Series 2 will convert into approximately 4.0 million shares of our common stock upon settlement of those conversions.

Exchange of Senior Notes, Convertible Senior Notes and Senior Subordinated Notes for Mandatory Convertible Notes.  On July 1, 2016, we completed the exchange of $964 million aggregate principal amount of our senior notes, convertible senior notes and senior subordinated notes, consisting of (i) $26 million aggregate principal amount of our 2018 Senior Subordinated Notes, (ii) $42 million aggregate principal amount of our 2019 Senior Notes, (iii) $559 million aggregate principal amount of our 2020 Convertible Senior Notes, (iv) $174 million aggregate principal amount of our 2021 Senior Notes, and (v) $163 million aggregate principal amount of our 2023 Senior Notes, for (i) $26 million aggregate principal amount of new 6.5% Mandatory Convertible Senior Subordinated Notes due 2018, (ii) $42 million aggregate principal amount of new 5% Mandatory Convertible Senior Notes due 2019, (iii) $559 million aggregate principal amount of new 1.25% Mandatory Convertible Senior Notes due 2020, Series 1, (iv) $174 million aggregate principal amount of new 5.75% Mandatory Convertible Senior Notes due 2021, and (v) $163 million aggregate principal amount of new 6.25% Mandatory Convertible Senior Notes due 2023 (together the “Mandatory Convertible Notes”).  Refer to the “Subsequent Event” footnote in the notes to consolidated financial statements for more information on this exchange transaction.

The indentures governing the Nonconvertible Whiting Notes and certain of the Mandatory Convertible Notes restrict us from incurring additional indebtedness, subject to certain exceptions, unless our fixed charge coverage ratio (as defined in the indentures) is at least 2.0 to 1.  If we were in violation of this covenant, then we may not be able to incur additional indebtedness, including under Whiting Oil and Gas’ credit agreement.  Additionally, these indentures contain restrictive covenants that may limit our ability to, among other things, pay cash dividends, make certain other restricted payments, redeem or repurchase our capital stock or our subordinated debt, make investments or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of ours and our restricted subsidiaries taken as a whole, and enter into hedging contracts.  These covenants may potentially limit the discretion of our management in certain respects.  We were in compliance with these covenants as of  June 30, 2016.  However, a substantial or extended decline in oil, NGL or natural gas prices may adversely affect our ability to comply with these covenants in the future.

Contractual Obligations and Commitments

Schedule of Contractual Obligations.  The following table summarizes our obligations and commitments as of June 30, 2016 to make future payments under certain contracts, aggregated by category of contractual obligation, for the time periods specified below.  This table does not include amounts payable under contracts where we cannot predict with accuracy the amount and timing of such payments, including any amounts we may be obligated to pay under our derivative contracts as such payments are dependent upon the price of crude oil in effect at the time of settlement and any penalties that may be incurred for underdelivery under our physical delivery contracts.  For further information on these contracts refer to the “Derivative Financial Instruments” footnote in the notes to consolidated financial statements and “Delivery Commitments” in Item 2 of our Annual Report on Form 10-K for the period ended December 31, 2015.

	Payments due by period
	(in thousands)
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Long-term debt (1)	$5,173,257	$-	$1,304,476	$3,297,523	$571,258
Cash interest expense on debt (2)	856,123	208,051	386,586	199,005	62,481
Asset retirement obligations (3)	171,095	7,730	15,720	15,425	132,220
Water disposal agreement (4)	142,780	13,230	36,628	40,635	52,287
Purchase obligations (5)	33,699	6,903	15,312	11,484	-
Pipeline transportation agreements (6)	46,378	5,369	10,738	10,738	19,533
Drilling rig contracts (7)	54,991	47,071	7,920	-	-
Leases (8)	25,831	7,624	14,637	3,570	-
Total	$6,504,154	$295,978	$1,792,017	$3,578,380	$837,779

(1)

Long-term debt consists of the principal amounts of the Nonconvertible Whiting Notes, the 2020 Convertible Senior Notes and the 2020 Mandatory Convertible Notes, Series 2, as well as the outstanding borrowings under our credit agreement.

(2)

Cash interest expense on the Nonconvertible Whiting Notes is estimated assuming no principal repayment until the due dates of the instruments.  Cash interest expense on the 2020 Convertible Senior Notes is estimated assuming no conversion prior to maturity.  Cash interest expense on the 2020 Mandatory Convertible Notes, Series 2 is estimated based on actual conversions that occurred through June 30, 2016 and assuming no additional conversions prior to maturity.  Cash interest expense on the credit agreement is estimated assuming no principal repayment until the December 2019 instrument due date and is estimated at a fixed interest rate of 2.7%.

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

(5)

We have two take-or-pay purchase agreements, of which one agreement expires in 2016  and one expires in 2020, whereby we have committed to buy certain volumes of water for use in the fracture stimulation process on wells we complete in our Redtail field.  Under the terms of these agreements, we are obligated to purchase a minimum volume of water or else pay for any deficiencies at the price stipulated in the contract.  The purchasing obligations reported above represent our minimum financial commitments pursuant to the terms of these contracts, however, our actual expenditures under these contracts may exceed the minimum commitments presented above.  In addition, we had one take-or-pay purchase agreement that contained commitments to buy certain volumes of CO2 for use in our North Ward Estes EOR project in Texas.  This agreement was transferred to the buyer of the North Ward Estes Properties upon closing of the sale on July 27, 2016.  The table above does not include any amounts due under this contract as such obligation was transferred effective July 1, 2016.

(6)

We have two pipeline transportation agreements with one supplier, expiring in 2024 and 2025, whereby we have committed to pay fixed monthly reservation fees on dedicated pipelines from our Redtail field for natural gas and NGL transportation capacity, plus a variable charge based on actual transportation volumes.  During the second quarter of 2016, we terminated two ship-or-pay agreements that expired in 2026, and incurred termination penalties totaling $1 million.  In addition, we  had one ship-or-pay agreement whereby we had committed to transport a minimum daily volume of CO2 via certain pipelines or else pay for any deficiencies at a price stipulated in the contract.  This agreement was transferred to the buyer of the North Ward Estes Properties upon closing of the sale on July 27, 2016.  The table above does not include any amounts due under this contract as such obligation was transferred effective July 1, 2016.

(7)

As of June 30, 2016, we had five drilling rigs under long-term contract, including one that was on standby.  All of these agreements expire in 2017.  As of June 30, 2016, early termination of these contracts would require termination penalties of $48 million, which would be in lieu of paying the remaining drilling commitments under these contracts.

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

We determine the fair value of our derivative instruments measured at fair value utilizing third-party valuation specialists.  We review these valuations, including the related model inputs and assumptions, and analyze changes in fair value measurements between periods.  We corroborate such inputs, calculations and fair value changes using various methodologies, and review unobservable inputs for reasonableness utilizing relevant information from other published sources.    When available, we utilize counterparty valuations to assess the reasonableness of our valuations.  The values we report in our financial statements change as the assumptions used in these valuations are revised to reflect changes in market conditions (particularly those for oil and natural gas futures) or other factors, many of which are beyond our control.

We periodically enter into commodity derivative contracts to manage our exposure to oil and natural gas price volatility.  We primarily utilize costless collars which are generally placed with major financial institutions, as well as crude oil sales and delivery contracts.  We use hedging to help ensure that we have adequate cash flow to fund our capital programs and manage returns on our acquisitions and drilling programs.  Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions.  While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements.  The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions.  We evaluate the ability of our counterparties to perform at the inception of a hedging relationship and on a periodic basis as appropriate.

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

We valued the embedded derivatives related to our convertible notes using a binomial lattice model which considers various inputs including (i) our common stock price, (ii) risk-free rates based on U.S. Treasury rates, (iii) recovery rates in the event of default, (iv) default intensity, and (v) volatility of our common stock.

Effects of Inflation and Pricing

During 2015 and continuing into 2016, we experienced decreased costs due to a decrease in demand for oil field products and services in response to the sustained depressed commodity price environment.  The oil and gas industry is very cyclical, and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and not adjust downward in proportion to prices.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, depletion expense, impairment assessments of oil and gas properties and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase in the near term, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The price we receive for our oil and gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Crude oil and natural gas are commodities, and therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand.  Historically, the markets for oil and gas have been volatile, and these markets will likely continue to be volatile in the future.  Based on production for the first half of 2016, our income (loss) before income taxes for the six months ended June 30, 2016 would have moved up or down $58 million for each 10% change in oil prices per Bbl,  $2 million for each 10% change in NGL prices per Bbl and $2 million for each 10% change in natural gas prices per Mcf.

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

Commodity Derivative Contracts

Crude Oil Costless Collars.    The collared hedges shown in the table below have the effect of providing a protective floor while allowing us to share in upward pricing movements.  The three-way collars, however, do not provide complete protection against declines in crude oil prices due to the fact that when the market price falls below the sub-floor, the minimum price we would receive would be NYMEX plus the difference between the floor and the sub-floor.  While these hedges are designed to reduce our exposure to price decreases, they also have the effect of limiting the benefit of price increases above the ceiling.  The fair value of these commodity derivative instruments at June 30, 2016, was a net asset of $53 million.  A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of June 30, 2016 would cause a decrease of $49 million or an increase of $50 million, respectively, in this fair value asset.

Our outstanding hedges as of July 1, 2016 are summarized below:

Derivative			Monthly Volume	Weighted Average
Instrument	Commodity	Period	(Bbl)	NYMEX Sub-Floor/Floor/Ceiling
Three-way collars (1)	Crude oil	07/2016 to 09/2016	1,400,000	$43.75/$53.75/$74.40
	Crude oil	10/2016 to 12/2016	1,400,000	$43.75/$53.75/$74.40
	Crude oil	01/2017 to 03/2017	500,000	$33.00/$43.50/$61.75
	Crude oil	04/2017 to 06/2017	500,000	$33.00/$43.50/$61.75
	Crude oil	07/2017 to 09/2017	500,000	$33.00/$43.50/$61.75
	Crude oil	10/2017 to 12/2017	500,000	$33.00/$43.50/$61.75
Collars	Crude oil	07/2016 to 09/2016	250,000	$51.00/$63.48
	Crude oil	10/2016 to 12/2016	250,000	$51.00/$63.48
	Crude oil	01/2017 to 03/2017	250,000	$53.00/$70.44
	Crude oil	04/2017 to 06/2017	250,000	$53.00/$70.44
	Crude oil	07/2017 to 09/2017	250,000	$53.00/$70.44
	Crude oil	10/2017 to 12/2017	250,000	$53.00/$70.44

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

In March 2015, we issued 1.25% Convertible Senior Notes due April 2020 (the “2020 Convertible Senior Notes”).  As the interest rate on these notes is fixed at 1.25%, we are not subject to any direct risk of loss related to fluctuations in interest rates.  However, changes in interest rates do affect the fair value of this debt instrument, which could impact the amount of gain or loss that we recognize in earnings upon conversion of the notes.  Refer to the “Long-Term Debt” and “Fair Value Measurements” footnotes in the notes to consolidated financial statements for more information on the material terms and fair values of the 2020 Convertible Senior Notes.

Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016.  Based upon their evaluation of these disclosures controls and procedures, the Chairman, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of July, 2016.

WHITING PETROLEUM CORPORATION

By	/s/ James J. Volker
James J. Volker
Chairman, President and Chief Executive Officer

By	/s/ Michael J. Stevens
Michael J. Stevens
Senior Vice President and Chief Financial Officer

By	/s/ Brent P. Jensen
Brent P. Jensen
Vice President, Finance and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(3.1)

Certificate of Amendment to the Restated Certificate of Incorporation of Whiting Petroleum Corporation [Incorporated by reference to Exhibit 3.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on May 18, 2016 (File No. 001-31899)].

(3.2)

Certificate of Elimination of Series A Junior Participating Preferred Stock of Whiting Petroleum Corporation [Incorporated by reference to Exhibit 3.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on May 18, 2016 (File No. 001-31899)].

(3.3)

Restated Certificate of Incorporation of Whiting Petroleum Corporation [Incorporated by reference to Exhibit 3.3 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on May 18, 2016 (File No. 001-31899)].

(4.1)

Senior Indenture, dated March 23, 2016, among Whiting Petroleum Corporation, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee [Incorporated by reference to Exhibit 4.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on March 23, 2016 (File No. 001-31899)].

(4.2)

Fourth Supplemental Indenture, dated July 1, 2016, among Whiting Petroleum Corporation, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating the 5% Mandatory Convertible Senior Notes due 2019, Series B-1 [Incorporated by reference to Exhibit 4.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on July 5, 2016 (File No. 001-31899)].

(4.3)

Fifth Supplemental Indenture, dated July 1, 2016, among Whiting Petroleum Corporation, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating the 5.75% Mandatory Convertible Senior Notes due 2021, Series C-1 [Incorporated by reference to Exhibit 4.3 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on July 5, 2016 (File No. 001-31899)].

(4.4)

Sixth Supplemental Indenture, dated July 1, 2016, among Whiting Petroleum Corporation, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating the 6.25% Mandatory Convertible Senior Notes due 2023, Series D-1 [Incorporated by reference to Exhibit 4.4 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on July 5, 2016 (File No. 001-31899)].

(4.5)

Indenture, dated July 1, 2016, among Whiting Petroleum Corporation, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating the 1.25% Mandatory Convertible Senior Notes due 2020, Series 1 [Incorporated by reference to Exhibit 4.5 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on July 5, 2016 (File No. 001-31899)].

(4.6)

Indenture, dated June 29, 2016, among Whiting Petroleum Corporation, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating the 1.25% Mandatory Convertible Senior Notes due 2020, Series 2 [Incorporated by reference to Exhibit 4.6 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on July 5, 2016 (File No. 001-31899)].

(4.7)

Subordinated Indenture, dated March 23, 2016, among Whiting Petroleum Corporation, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee [Incorporated by reference to Exhibit 4.5 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on March 23, 2016 (File No. 001-31899)].

(4.8)

Second Supplemental Indenture, dated July 1, 2016, among Whiting Petroleum Corporation, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating the 6.5% Mandatory Convertible Senior Subordinated Notes due 2018, Series A-1 [Incorporated by reference to Exhibit 4.8 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on July 5, 2016 (File No. 001-31899)].

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
(101)

The following materials from Whiting Petroleum Corporation’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Equity for the Six Months Ended June 30, 2016 and 2015 and (v) Notes to Consolidated Financial Statements.