Form 10-Q
period 2017-03-31
WHITING PETROLEUM CORP
filed 2017-04-27
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Smaller reporting company	☐
Accelerated filer	☐		Emerging growth company	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock outstanding at April 14,  2017:  362,698,464 shares.

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

PART I – FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$16,429	$55,975
Restricted cash	-	17,250
Accounts receivable trade, net	184,630	173,919
Prepaid expenses and other	42,963	26,312
Assets held for sale	-	349,146
Total current assets	244,022	622,602
Property and equipment:
Oil and gas properties, successful efforts method	13,395,424	13,230,851
Other property and equipment	132,513	134,638
Total property and equipment	13,527,937	13,365,489
Less accumulated depreciation, depletion and amortization	(4,482,880)	(4,222,071)
Total property and equipment, net	9,045,057	9,143,418
Other long-term assets	98,628	110,122
TOTAL ASSETS	$9,387,707	$9,876,142
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable trade	$46,700	$32,126
Revenues and royalties payable	141,500	147,226
Accrued capital expenditures	85,087	56,830
Accrued interest	24,392	44,749
Accrued lease operating expenses	49,825	45,015
Accrued liabilities and other	31,970	63,538
Taxes payable	30,547	39,547
Derivative liabilities	23,309	17,628
Accrued employee compensation and benefits	9,999	31,134
Liabilities related to assets held for sale	-	538
Total current liabilities	443,329	478,331
Long-term debt	3,168,259	3,535,303
Deferred income taxes	438,102	475,689
Asset retirement obligations	174,668	168,504
Deferred gain on sale	34,451	35,424
Other long-term liabilities	65,631	33,699
Total liabilities	4,324,440	4,726,950
Commitments and contingencies
Equity:
Common stock, $0.001 par value, 600,000,000 shares authorized; 368,008,774 issued and 362,698,464 outstanding as of March 31, 2017 and 367,174,542 issued and 362,013,928 outstanding as of December 31, 2016	368	367
Additional paid-in capital	6,390,700	6,389,435
Accumulated deficit	(1,335,749)	(1,248,572)
Total Whiting shareholders' equity	5,055,319	5,141,230
Noncontrolling interest	7,948	7,962
Total equity	5,063,267	5,149,192
TOTAL LIABILITIES AND EQUITY	$9,387,707	$9,876,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
OPERATING REVENUES
Oil, NGL and natural gas sales	$371,317	$289,697
OPERATING EXPENSES
Lease operating expenses	90,393	114,376
Production taxes	32,056	25,927
Depreciation, depletion and amortization	240,407	312,292
Exploration and impairment	20,841	35,491
General and administrative	30,617	44,796
Derivative loss, net	36,577	4,761
Loss on sale of properties	1,274	1,934
Amortization of deferred gain on sale	(3,342)	(3,849)
Total operating expenses	448,823	535,728
LOSS FROM OPERATIONS	(77,506)	(246,031)
OTHER INCOME (EXPENSE)
Interest expense	(48,011)	(81,907)
Gain (loss) on extinguishment of debt	(1,540)	90,619
Interest income and other	610	395
Total other income (expense)	(48,941)	9,107
LOSS BEFORE INCOME TAXES	(126,447)	(236,924)
INCOME TAX EXPENSE (BENEFIT)
Current	(1,890)	3
Deferred	(37,586)	(65,169)
Total income tax benefit	(39,476)	(65,166)
NET LOSS	(86,971)	(171,758)
Net loss attributable to noncontrolling interests	14	10
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(86,957)	$(171,748)
LOSS PER COMMON SHARE
Basic	$(0.24)	$(0.84)
Diluted	$(0.24)	$(0.84)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	362,610	204,367
Diluted	362,610	204,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(86,971)	$(171,758)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	240,407	312,292
Deferred income tax benefit	(37,586)	(65,169)
Amortization of debt issuance costs, debt discount and debt premium	7,605	21,369
Stock-based compensation	5,931	6,544
Amortization of deferred gain on sale	(3,342)	(3,849)
Loss on sale of properties	1,274	1,934
Undeveloped leasehold and oil and gas property impairments	14,703	14,972
(Gain) loss on extinguishment of debt	1,540	(90,619)
Non-cash derivative loss	38,047	59,923
Other, net	(5,157)	(3,865)
Changes in current assets and liabilities:
Accounts receivable trade, net	(10,697)	70,700
Prepaid expenses and other	(4,744)	(1,135)
Accounts payable trade and accrued liabilities	(66,214)	(44,059)
Revenues and royalties payable	(5,726)	(55,468)
Taxes payable	(9,000)	(5,864)
Net cash provided by operating activities	80,070	45,948
CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and development capital expenditures	(132,522)	(260,739)
Acquisition of oil and gas properties	(1,589)	(403)
Other property and equipment	(400)	(2,066)
Proceeds from sale of oil and gas properties	377,651	2,945
Net cash provided by (used in) investing activities	243,140	(260,263)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit agreement	660,000	400,000
Repayments of borrowings under credit agreement	(760,000)	(200,000)
Redemption of 6.5% Senior Subordinated Notes due 2018	(275,121)	-
Debt issuance costs	-	(3)
Restricted stock used for tax withholdings	(4,885)	(674)
Net cash provided by (used in) financing activities	$(380,006)	$199,323

		(Continued)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(56,796)	$(14,992)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	73,225	16,053
End of period	$16,429	$1,061
NONCASH INVESTING ACTIVITIES
Accrued capital expenditures related to property additions	$106,905	$79,356
NONCASH FINANCING ACTIVITIES (1)

The accompanying notes are an integral part of these condensed consolidated financial statements.		(Concluded)

(1)

Refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements for a discussion of the Company’s exchange of senior notes and senior subordinated notes for convertible notes.

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

(in thousands)

				Retained	Total
			Additional	Earnings	Whiting
	Common Stock		Paid-in	(Accumulated	Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Equity	Interest	Equity
BALANCES - January 1, 2016	206,441	$206	$4,659,868	$90,530	$4,750,604	$7,984	$4,758,588
Net loss	-	-	-	(171,748)	(171,748)	(10)	(171,758)
Restricted stock issued	3,918	4	(4)	-	-	-	-
Restricted stock forfeited	(570)	-	-	-	-	-	-
Restricted stock used for tax withholdings	(87)	-	(674)	-	(674)	-	(674)
Stock-based compensation	-	-	6,544	-	6,544	-	6,544
BALANCES - March 31, 2016	209,702	$210	$4,665,734	$(81,218)	$4,584,726	$7,974	$4,592,700

BALANCES - January 1, 2017	367,175	$367	$6,389,435	$(1,248,572)	$5,141,230	$7,962	$5,149,192
Net loss	-	-	-	(86,957)	(86,957)	(14)	(86,971)
Restricted stock issued	2,110	2	(2)	-	-	-	-
Restricted stock forfeited	(880)	(1)	1	-	-	-	-
Restricted stock used for tax withholdings	(396)	-	(4,885)	-	(4,885)	-	(4,885)
Stock-based compensation	-	-	5,931	-	5,931	-	5,931
Cumulative effect of change in accounting principle	-	-	220	(220)	-	-	-
BALANCES - March 31, 2017	368,009	$368	$6,390,700	$(1,335,749)	$5,055,319	$7,948	$5,063,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.           BASIS OF PRESENTATION

Description of Operations—Whiting Petroleum Corporation, a Delaware corporation, is an independent oil and gas company engaged in the development, production, acquisition and exploration of crude oil, NGLs and natural gas primarily in the Rocky Mountains region of the United States.  Unless otherwise specified or the context otherwise requires, all references in these notes to “Whiting” or the “Company” are to Whiting Petroleum Corporation and its consolidated subsidiaries, Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), Whiting US Holding Company, Whiting Canadian Holding Company ULC (formerly Kodiak Oil & Gas Corp., “Kodiak”), Whiting Resources Corporation and Whiting Programs, Inc.

Condensed Consolidated Financial Statements—The unaudited condensed consolidated financial statements include the accounts of Whiting Petroleum Corporation and its consolidated subsidiaries.  Investments in entities which give Whiting significant influence, but not control, over the investee are accounted for using the equity method.  Under the equity method, investments are stated at cost plus the Company’s equity in undistributed earnings and losses.  All intercompany balances and transactions have been eliminated upon consolidation.  These financial statements have been prepared in accordance with GAAP and the SEC rules and regulations for interim financial reporting.  In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s interim results.  However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  The condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with Whiting’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2016.  Except as disclosed herein, there have been no material changes to the information disclosed in the notes to consolidated financial statements included in the Company’s 2016 Annual Report on Form 10‑K.

Reclassifications—Certain prior period balances in the condensed consolidated balance sheets and statements of operations have been reclassified to conform to the current year presentation.  Such reclassifications had no impact on net income, cash flows or shareholders’ equity previously reported.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”).  The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and should be applied using a modified retrospective approach.  Early adoption is permitted.  Although the Company is still in the process of evaluating the effect of adopting ASU 2016‑02, the adoption is expected to result in an increase in the assets and liabilities recorded on its consolidated balance sheet.  As of March 31, 2017, the Company had approximately $100 million of contractual obligations related to its non-cancelable leases, drilling rig contracts and pipeline transportation agreements, and it will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under ASU 2016-02.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements To Employee Share-Based Payment Accounting (“ASU 2016-09”).  The objective of this ASU is to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification in the statement of cash flows.  Portions of this ASU must be applied prospectively while other portions may be applied either prospectively or retrospectively.  ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2016, and the Company adopted this standard on January 1, 2017.  Upon adoption of ASU 2016-09, (i) the Company recorded $70 million of previously unrecognized excess tax benefits on a modified retrospective basis with a full valuation allowance, resulting in a net cumulative-effect adjustment to retained earnings of zero, (ii) the Company prospectively removed excess tax benefits from its calculation of diluted shares, which had no impact on the Company’s diluted earnings per share for the three months ended March 31, 2017, and (iii) the Company elected to account for forfeitures of share-based awards as they occur, rather than by applying an estimated forfeiture rate to determine compensation expense, the effect of which was recognized using a modified retrospective approach and resulted in an immaterial cumulative-effect adjustment to retained earnings and additional paid-in capital.

2.           OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Proved leasehold costs	$3,343,114	$3,330,928
Unproved leasehold costs	368,998	392,484
Costs of completed wells and facilities	9,140,838	9,016,472
Wells and facilities in progress	542,474	490,967
Total oil and gas properties, successful efforts method	13,395,424	13,230,851
Accumulated depletion	(4,429,143)	(4,170,237)
Oil and gas properties, net	$8,966,281	$9,060,614

3.           ACQUISITIONS AND DIVESTITURES

2017 Acquisitions and Divestitures

On January 1, 2017, the Company completed the sale of Whiting’s 50% interest in the Robinson Lake gas processing plant located in Mountrail County, North Dakota and its 50% interest in the Belfield gas processing plant located in Stark County, North Dakota, as well as the associated natural gas, crude oil and water gathering systems, effective January 1, 2017, for aggregate sales proceeds of $375 million (before closing adjustments).  The Company used the net proceeds from this transaction to repay a portion of the debt outstanding under its credit agreement.

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

There were no significant acquisitions during the three months ended March 31, 2017.

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

There were no significant acquisitions during the year ended December 31, 2016.

4.           LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Credit agreement	$450,000	$550,000
6.5% Senior Subordinated Notes due 2018	-	275,121
5.0% Senior Notes due 2019	961,409	961,409
1.25% Convertible Senior Notes due 2020	562,075	562,075
5.75% Senior Notes due 2021	873,609	873,609
6.25% Senior Notes due 2023	408,296	408,296
Total principal	3,255,389	3,630,510
Unamortized debt discounts and premiums	(66,347)	(71,340)
Unamortized debt issuance costs on notes	(20,783)	(23,867)
Total long-term debt	$3,168,259	$3,535,303

Credit Agreement

Whiting Oil and Gas, the Company’s wholly owned subsidiary, has a credit agreement with a syndicate of banks that as of March 31, 2017 had a borrowing base and aggregate commitments of $2.5 billion.  As of March 31, 2017, the Company had $2.0 billion of available borrowing capacity, which was net of $450 million in borrowings and $9 million in letters of credit outstanding.

The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of the Company’s proved reserves that have been mortgaged to such lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  Upon a redetermination of the borrowing base, either on a periodic or special redetermination date, if borrowings in excess of the revised borrowing capacity were outstanding, the Company could be forced to immediately repay a portion of its debt outstanding under the credit agreement.  In April 2017, the lenders under the credit agreement reaffirmed the $2.5 billion borrowing base in connection with the May 1, 2017 regular borrowing base redetermination.

A portion of the revolving credit facility in an aggregate amount not to exceed $50 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.  As of March 31, 2017,  $41 million was available for additional letters of credit under the agreement.

The credit agreement provides for interest only payments until December 2019, when the credit agreement expires and all outstanding borrowings are due.  Interest under the revolving credit facility accrues at the Company’s option at either (i) a base rate for a base rate loan plus the margin in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR rate plus 1.0% per annum, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus the margin in the table below.  Additionally, the Company also incurs commitment fees as set forth in the table below on the unused portion of the aggregate commitments of the lenders under the revolving credit facility, which are included as a component of interest expense.    At March 31, 2017 and December 31, 2016, the weighted average interest rate on the outstanding principal balance under the credit agreement was 3.0% and 4.0%, respectively.

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

The credit agreement contains restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  However, the credit agreement permits the Company and certain of its subsidiaries to issue second lien indebtedness of up to $1.0 billion subject to certain conditions and limitations.  Except for limited exceptions, the credit agreement also restricts the Company’s ability to make any dividend payments or distributions on its common stock.  These restrictions apply to all of the Company’s restricted subsidiaries (as defined in the credit agreement).  As of March 31, 2017, there were no retained earnings free from restrictions.  The credit agreement requires the Company, as of the last day of any quarter, to maintain the following ratios (as defined in the credit agreement): (i) a consolidated current assets to consolidated current liabilities ratio (which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0, (ii) a total senior secured debt to the last four quarters’ EBITDAX ratio of less than 3.0 to 1.0 during the Interim Covenant Period (defined below), and thereafter a total debt to EBITDAX ratio of less than 4.0 to 1.0, and (iii) a ratio of the last four quarters’ EBITDAX to consolidated cash interest charges of not less than 2.25 to 1.0 during the Interim Covenant Period.  Under the credit agreement, the “Interim Covenant Period” is defined as the period from June 30, 2015 until the earlier of (i) April 1, 2018 or (ii) the commencement of an investment-grade debt rating period (as defined in the credit agreement).  The Company was in compliance with its covenants under the credit agreement as of March 31, 2017.

The obligations of Whiting Oil and Gas under the credit agreement are collateralized by a first lien on substantially all of Whiting Oil and Gas’ and Whiting Resource Corporation’s properties.  The Company has guaranteed the obligations of Whiting Oil and Gas under the credit agreement and has pledged the stock of its subsidiaries as security for its guarantee.

Senior Notes, Convertible Senior Notes and Senior Subordinated Notes

The following table summarizes the material terms of the Company’s senior notes and convertible senior notes outstanding at March 31, 2017.

		2020
	2019	Convertible	2021	2023
	Senior Notes	Senior Notes	Senior Notes	Senior Notes
Outstanding principal (in thousands)	$961,409	$562,075	$873,609	$408,296
Interest rate	5.0%	1.25%	5.75%	6.25%
Maturity date	Mar 15, 2019	Apr 1, 2020	Mar 15, 2021	Apr 1, 2023
Interest payment dates	Mar 15, Sep 15	Apr 1, Oct 1	Mar 15, Sep 15	Apr 1, Oct 1
Make-whole redemption date (1)	Dec 15, 2018	N/A (2)	Dec 15, 2020	Jan 1, 2023

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

(2)	The indenture governing our 1.25% Convertible Senior Notes due 2020 does not allow for optional redemption by the Company prior to the maturity date.

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

Redemption of 2018 Senior Subordinated Notes.  On January 3, 2017, the trustee under the indenture governing the 2018 Senior Subordinated Notes provided notice to the holders of such notes that the Company elected to redeem all of the remaining $275 million aggregate principal amount of 2018 Senior Subordinated Notes on February 2, 2017, and on that date, Whiting paid $281 million consisting of the 100% redemption price plus all accrued and unpaid interest on the notes.  The Company financed the redemption with borrowings under its credit agreement.  As a result of the redemption, Whiting recognized a $2 million loss on extinguishment of debt, which consisted of a non-cash charge for the acceleration of unamortized debt issuance costs on the notes.

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

For the remaining $562 million aggregate principal amount of 2020 Convertible Senior Notes outstanding as of March 31, 2017, the Company has the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at its election.  The Company’s intent is to settle the principal amount of the 2020 Convertible Senior Notes in cash upon conversion.  Prior to January 1, 2020, the 2020 Convertible Senior Notes will be convertible at the holder’s option only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2020 Convertible Senior Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.  On or after January 1, 2020, the 2020 Convertible Senior Notes will be convertible at any time until the second scheduled trading day immediately preceding the April 1, 2020 maturity date of the notes.  The notes will be convertible at an initial conversion rate of 25.6410 shares of Whiting’s common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $39.00.  The conversion rate will be subject to adjustment in some events.  In addition, following certain corporate events that occur prior to the maturity date, the Company will increase, in certain circumstances, the conversion rate for a holder who elects to convert its 2020 Convertible Senior Notes in connection with such corporate event.  As of March 31, 2017, none of the contingent conditions allowing holders of the 2020 Convertible Senior Notes to convert these notes had been met.

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

The 2020 Convertible Senior Notes consist of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Liability component
Principal	$562,075	$562,075
Less: unamortized note discount	(67,492)	(72,622)
Less: unamortized debt issuance costs	(5,538)	(5,988)
Net carrying value	$489,045	$483,465
Equity component (1)	$136,522	$136,522

(1)	Recorded in additional paid-in capital, net of $5 million of issuance costs and $50 million of deferred taxes as of March 31, 2017 and December 31, 2016.

Interest expense recognized on the 2020 Convertible Senior Notes related to the stated interest rate and amortization of the debt discount totaled $7 and $15 million for the three months ended March 31, 2017 and 2016, respectively.

Mandatory Convertible Notes—On June 29, 2016, the Company completed the exchange of $129 million aggregate principal amount of its 2020 Convertible Senior Notes for the same aggregate principal amount of new 1.25% Mandatory Convertible Senior Notes due 2020, Series 2 (the “2020 Mandatory Convertible Notes, Series 2”).  On  July 1, 2016, the Company completed the exchange of $964 million aggregate principal amount of Senior Notes, 2020 Convertible Senior Notes and 2018 Senior Subordinated Notes, consisting of (i) $26 million aggregate principal amount of 2018 Senior Subordinated Notes, (ii) $42 million aggregate principal amount of 2019 Senior Notes, (iii) $559 million aggregate principal amount of 2020 Convertible Senior Notes, (iv) $174 million aggregate principal amount of 2021 Senior Notes, and (v) $163 million aggregate principal amount of 2023 Senior Notes, for (i) $26 million aggregate principal amount of new 6.5% Mandatory Convertible Senior Subordinated Notes due 2018 (the “2018 Mandatory Convertible Notes”), (ii) $42 million aggregate principal amount of new 5.0% Mandatory Convertible Senior Notes due 2019 (the “2019 Mandatory Convertible Notes”), (iii) $559 million aggregate principal amount of new 1.25% Mandatory Convertible Senior Notes due 2020, Series 1 (the “2020 Mandatory Convertible Notes, Series 1”, and together with the 2020 Mandatory Convertible Notes, Series 2, the “2020 Mandatory Convertible Notes”), (iv) $174 million aggregate principal amount of new 5.75% Mandatory Convertible Senior Notes due 2021 (the “2021 Mandatory Convertible Notes”), and (v) $163 million aggregate principal amount of new 6.25% Mandatory Convertible Senior Notes due 2023 (the “2023 Mandatory Convertible Notes” and, together with the 2018 Mandatory Convertible Notes, 2019 Mandatory Convertible Notes, 2020 Mandatory Convertible Notes and 2021 Mandatory Convertible Notes, the “Mandatory Convertible Notes”).    These transactions were accounted for as extinguishments of debt for the portions of Senior Notes, 2020 Convertible Senior Notes and 2018 Senior Subordinated Notes that were exchanged.

During the second half of 2016, the entire $1,093 million aggregate principal amount of the Mandatory Convertible Notes were converted into approximately 115.7 million shares of the Company’s common stock pursuant to the terms of the notes.  As of December 31, 2016, no Mandatory Convertible Notes remained outstanding.

Security and Guarantees

The Senior Notes and the 2020 Convertible Senior Notes are unsecured obligations of Whiting Petroleum Corporation and these unsecured obligations are subordinated to all of the Company’s secured indebtedness, which consists of Whiting Oil and Gas’ credit agreement.

The Company’s obligations under the Senior Notes and the 2020 Convertible Senior Notes are guaranteed by the Company’s 100%-owned subsidiaries, Whiting Oil and Gas, Whiting US Holding Company, Whiting Canadian Holding Company ULC and Whiting Resources Corporation (the “Guarantors”).  These guarantees are full and unconditional and joint and several among the Guarantors.  Any subsidiaries other than these Guarantors are minor subsidiaries as defined by Rule 3-10(h)(6) of Regulation S‑X of the SEC.  Whiting Petroleum Corporation has no assets or operations independent of this debt and its investments in its consolidated subsidiaries.

5.           ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration (including removal of certain onshore and offshore facilities in California) in accordance with applicable local, state and federal laws.  The current portions at March 31, 2017 and December 31, 2016 were $6 million and $8 million, respectively, and have been included in accrued liabilities and other in the consolidated balance sheets.  The following table provides a reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2017 (in thousands):

Asset retirement obligation at January 1, 2017	$177,004
Additional liability incurred	690
Revisions to estimated cash flows	805
Accretion expense	3,505
Obligations on sold properties	(93)
Liabilities settled	(766)
Asset retirement obligation at March 31, 2017	$181,145

6.           DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations, and it uses derivative instruments to manage its commodity price risk.  In addition, the Company periodically enters into contracts that contain embedded features which are required to be bifurcated and accounted for separately as derivatives.

Commodity Derivative Contracts—Historically, prices received for crude oil and natural gas production have been volatile because of supply and demand factors, worldwide political factors, general economic conditions and seasonal weather patterns.  Whiting enters into derivative contracts such as crude oil costless collars, swaps and sales and delivery contracts to achieve a more predictable cash flow by reducing its exposure to commodity price volatility.  Commodity derivative contracts are thereby used to ensure adequate cash flow to fund the Company’s capital programs and to manage returns on drilling programs and acquisitions.  The Company does not enter into derivative contracts for speculative or trading purposes.

Crude Oil Costless Collars.  Costless collars are designed to establish floor and ceiling prices on anticipated future oil or gas production.  While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements.

The table below details the Company’s costless collar derivatives entered into to hedge forecasted crude oil production revenues as of March 31, 2017.

		Whiting Petroleum Corporation

Derivative		Contracted Crude	Weighted Average NYMEX Price
Instrument	Period	Oil Volumes (Bbl)	Collar Ranges for Crude Oil (per Bbl)
Three-way collars (1)	Apr - Dec 2017	9,450,000	$34.76 - $45.00 - $60.26
	Jan - Dec 2018	2,400,000	$40.00 - $50.00 - $61.40
Collars	Apr - Dec 2017	2,250,000	$53.00 - $70.44
	Total	14,100,000

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

Crude Oil Sales and Delivery Contract.  The Company has a long-term crude oil sales and delivery contract for oil volumes produced from its Redtail field in Colorado.  Under the terms of the agreement, Whiting has committed to deliver certain fixed volumes of crude oil through April 2020.  The Company determined that it was not probable that future oil production from its Redtail field would be sufficient to meet the minimum volume requirements specified in this contract, and accordingly, that the Company would not settle this contract through physical delivery of crude oil volumes.  As a result, Whiting determined that this contract would not qualify for the “normal purchase normal sale” exclusion and has therefore reflected the contract at fair value in the consolidated financial statements.  As of March 31, 2017 and December 31, 2016, the estimated fair value of this derivative contract was a liability of $66 million and $9 million, respectively.

Embedded Derivatives—In March 2016, the Company issued convertible notes that contained debtholder conversion options which the Company determined were not clearly and closely related to the debt host contracts, and the Company therefore bifurcated these embedded features and reflected them at fair value in the consolidated financial statements.  During the second quarter of 2016, the entire aggregate principal amount of these notes was converted into shares of the Company’s common stock, and  the fair value of these embedded derivatives as of March 31, 2017 and December 31, 2016 was therefore zero.

In July 2016, the Company entered into a purchase and sale agreement with the buyer of its North Ward Estes Properties, whereby the buyer has agreed to pay Whiting additional proceeds of $100,000 for every $0.01 that, as of June 28, 2018, the average NYMEX crude oil futures contract price for each month from August 2018 through July 2021 is above $50.00/Bbl up to a maximum amount of $100 million.  The Company has determined that this NYMEX-linked contingent payment is not clearly and closely related to the host contract, and the Company has therefore bifurcated this embedded feature and reflected it at fair value in the consolidated financial statements.  As of March 31, 2017 and December 31, 2016, the estimated fair value of this embedded derivative was an asset of $37 million and $51 million, respectively.

Derivative Instrument Reporting—All derivative instruments are recorded in the consolidated financial statements at fair value, other than derivative instruments that meet the “normal purchase normal sale” exclusion or other derivative scope exceptions.  The following table summarizes the effects of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

		(Gain) Loss Recognized in Income
Not Designated as	Statement of Operations	Three Months Ended March 31,
ASC 815 Hedges	Classification	2017	2016
Commodity contracts	Derivative loss, net	$23,351	$(16,745)
Embedded derivatives	Derivative loss, net	13,226	21,506
Total		$36,577	$4,761

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

		March 31, 2017 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Prepaid expenses and other	$23,523	$(11,616)	$11,907
Commodity contracts - non-current	Other long-term assets	9,756	(8,216)	1,540
Embedded derivatives - non-current	Other long-term assets	37,406	-	37,406
Total derivative assets		$70,685	$(19,832)	$50,853
Derivative liabilities
Commodity contracts - current	Derivative liabilities	$34,925	$(11,616)	$23,309
Commodity contracts - non-current	Other long-term liabilities	51,031	(8,216)	42,815
Total derivative liabilities		$85,956	$(19,832)	$66,124

		December 31, 2016 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Prepaid expenses and other	$21,405	$(21,405)	$-
Commodity contracts - non-current	Other long-term assets	9,495	(9,495)	-
Embedded derivatives - non-current	Other long-term assets	50,632	-	50,632
Total derivative assets		$81,532	$(30,900)	$50,632
Derivative liabilities
Commodity contracts - current	Derivative liabilities	$39,033	$(21,405)	$17,628
Commodity contracts - non-current	Other long-term liabilities	19,724	(9,495)	10,229
Total derivative liabilities		$58,757	$(30,900)	$27,857

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

The Company’s senior notes and senior subordinated notes are recorded at cost, and the Company’s convertible senior notes are recorded at fair value at the date of issuance.  The following table summarizes the fair values and carrying values of these instruments as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
6.5% Senior Subordinated Notes due 2018	$-	$-	$275,121	$273,506
5.0% Senior Notes due 2019	956,602	957,123	961,409	956,607
1.25% Convertible Senior Notes due 2020	491,113	489,045	503,057	483,465
5.75% Senior Notes due 2021	869,241	868,661	868,149	868,460
6.25% Senior Notes due 2023	408,296	403,430	408,296	403,265
Total	$2,725,252	$2,718,259	$3,016,032	$2,985,303

(1)	Fair values are based on quoted market prices for these debt securities, and such fair values are therefore designated as Level 1 within the valuation hierarchy.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt discounts or premiums.

The Company’s derivative financial instruments are recorded at fair value and include a measure of the Company’s own nonperformance risk or that of its counterparty, as appropriate.    The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

				Total Fair Value
	Level 1	Level 2	Level 3	March 31, 2017
Financial Assets
Commodity derivatives – current	$-	$11,907	$-	$11,907
Commodity derivatives – non-current	-	1,540	-	1,540
Embedded derivatives – non-current	-	37,406	-	37,406
Total financial assets	$-	$50,853	$-	$50,853
Financial Liabilities
Commodity derivatives – current	$-	$218	$23,091	$23,309
Commodity derivatives – non-current	-	-	42,815	42,815
Total financial liabilities	$-	$218	$65,906	$66,124

				Total Fair Value
	Level 1	Level 2	Level 3	December 31, 2016
Financial Assets
Embedded derivatives – non-current	$-	$50,632	$-	$50,632
Total financial assets	$-	$50,632	$-	$50,632
Financial Liabilities
Commodity derivatives – current	$-	$14,664	$2,964	$17,628
Commodity derivatives – non-current	-	3,979	6,250	10,229
Total financial liabilities	$-	$18,643	$9,214	$27,857

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

In addition, the Company has a long-term crude oil sales and delivery contract, whereby it has committed to deliver certain fixed volumes of crude oil through April 2020.    Whiting has determined that the contract does not meet the “normal purchase normal sale” exclusion, and has therefore reflected this contract at fair value in its consolidated financial statements.  This commodity derivative was valued based on a probability-weighted income approach which considers various assumptions, including quoted spot prices for commodities, market differentials for crude oil, U.S. Treasury rates and either the Company’s or the counterparty’s nonperformance risk, as appropriate.  The assumptions used in the valuation of the crude oil sales and delivery contract include certain market differential metrics that were unobservable during the term of the contract.  Such unobservable inputs were significant to the contract valuation methodology, and the contract’s fair value was therefore designated as Level 3 within the valuation hierarchy.

Embedded Derivatives.  The Company had embedded derivatives related to its convertible notes that were issued in March 2016.  The notes contained debtholder conversion options which the Company determined were not clearly and closely related to the debt host contracts and the Company therefore bifurcated these embedded features and reflected them at fair value in the consolidated financial statements.  Prior to their settlements, the fair values of these embedded derivatives were determined using a binomial lattice model which considered various inputs including (i) Whiting’s common stock price, (ii) risk-free rates based on U.S. Treasury rates, (iii) recovery rates in the event of default, (iv) default intensity, and (v) volatility of Whiting’s common stock.  The expected volatility and default intensity used in the valuation were unobservable in the marketplace and significant to the valuation methodology, and the embedded derivatives’ fair value was therefore designated as Level 3 in the valuation hierarchy.  During the second quarter of 2016, the entire aggregate principal amount of these convertible notes was converted into shares of the Company’s common stock and accordingly, the embedded derivatives were settled in their entirety as of June 30, 2016.

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

The following table presents a reconciliation of changes in the fair value of financial assets or liabilities designated as Level 3 in the valuation hierarchy for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Fair value liability, beginning of period	$(9,214)	$(4,027)
Recognition of embedded derivatives associated with convertible note issuances	-	(89,884)
Unrealized losses on embedded derivatives included in earnings (1)	-	(21,506)
Unrealized losses on commodity derivative contracts included in earnings (1)	(56,692)	(3,210)
Transfers into (out of) Level 3	-	-
Fair value liability, end of period	$(65,906)	$(118,627)

(1)	Included in derivative loss, net in the condensed consolidated statements of operations.

Quantitative Information about Level 3 Fair Value Measurements.    The significant unobservable inputs used in the fair value measurement of the Company’s commodity derivative instrument designated as Level 3 are as follows:

Derivative Instrument	Valuation Technique	Unobservable Input	Amount
Commodity derivative contract	Probability-weighted income approach	Market differential for crude oil	$3.93 - $4.79 per Bbl

Sensitivity to Changes In Significant Unobservable Inputs.    As presented above, the significant unobservable inputs used in the fair value measurement of Whiting’s commodity derivative contract are the market differentials for crude oil over the term of the contract.  Significant increases or decreases in these unobservable inputs in isolation would result in a significantly lower or higher, respectively, fair value liability measurement.

Non-recurring Fair Value Measurements—The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including proved property.  These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  The Company did not recognize any impairment write-downs with respect to its proved property during the 2017 or 2016 reporting periods presented.

8.           NONCONTROLLING INTEREST

Noncontrolling Interest—The Company’s noncontrolling interest represents an unrelated third party’s 25% ownership interest in Sustainable Water Resources, LLC.  The table below summarizes the activity for the equity attributable to the noncontrolling interest (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Balance at beginning of period	$7,962	$7,984
Net loss	(14)	(10)
Balance at end of period	$7,948	$7,974

9.         STOCK-BASED COMPENSATION

Equity Incentive Plan—At the Company’s 2013 Annual Meeting held on May 7, 2013, shareholders approved the Whiting Petroleum Corporation 2013 Equity Incentive Plan (the “2013 Equity Plan”), which replaced the Whiting Petroleum Corporation 2003 Equity Incentive Plan (the “2003 Equity Plan”) and included the authority to issue 5,300,000 shares of the Company’s common stock.    Upon shareholder approval of the 2013 Equity Plan, the 2003 Equity Plan was terminated.  The 2003 Equity Plan continues to govern awards that were outstanding as of the date of its termination, which remain in effect pursuant to their terms.  Any shares netted or forfeited after May 7, 2013 under the 2003 Equity Plan and any shares forfeited under the 2013 Equity Plan will be available for future issuance under the 2013 Equity Plan. However, shares netted for tax withholding under the 2013 Equity Plan will be cancelled and will not be available for future issuance.  On December 8, 2014, in conjunction with the acquisition of Kodiak, the Company increased the number of shares issuable under the 2013 Equity Plan by 978,161 shares to accommodate for the conversion of Kodiak’s outstanding equity awards to Whiting equity awards upon closing of the acquisition.  Any shares netted or forfeited under this increased availability will be cancelled and will not be available for future issuance under the 2013 Equity Plan.  At the Company’s 2016 Annual Meeting held on May 17, 2016, shareholders approved an amendment and restatement of the 2013 Equity Plan which increased the total number of shares issuable under the plan by 5,500,000 and revised certain award limits for employees and non-employee directors.  Under the amended and restated 2013 Equity Plan,  no employee or officer participant may be granted options for more than 900,000 shares of common stock, stock appreciation rights relating to more than 900,000 shares of common stock, more than 600,000 shares of restricted stock, more than 600,000 restricted stock units, more than 600,000 performance shares, or more than 600,000 performance units during any calendar year.  In addition, no non-employee director participant may be granted options for more than 100,000 shares of common stock, stock appreciation rights relating to more than 100,000 shares of common stock, more than 100,000 shares of restricted stock, or more than 100,000 restricted stock units during any calendar year.  As of March 31, 2017,  5,103,199 shares of common stock remained available for grant under the amended 2013 Equity Plan.

Restricted Stock and Performance Shares—The Company grants service-based restricted stock awards to executive officers and employees, which generally vest ratably over a three-year service period, and to directors, which generally vest over a one-year service period.  In addition, the Company grants performance share awards to executive officers that are subject to market-based vesting criteria as well as a three-year service period.  Upon adoption of ASU 2016-09 on January 1, 2017, the Company elected to account for forfeitures of awards granted under these plans as they occur in determining compensation expense.  The Company recognizes compensation expense for all awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and compensation expense is not reversed if vesting does not actually occur.

The grant date fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.  The weighted average grant date fair value of restricted stock was $11.86 per share and $6.75 per share for the three months ended March 31, 2017 and 2016, respectively.

In January 2017 and 2016,  633,479 and 1,073,143 performance shares, respectively, subject to certain market-based vesting criteria were granted to executive officers under the 2013 Equity Plan.  These market-based awards cliff vest on the third anniversary of the grant date, and the number of shares that will vest at the end of that three-year performance period is determined based on the rank of Whiting’s cumulative stockholder return compared to the stockholder return of a peer group of companies over the same three-year period.  The number of shares earned could range from zero up to two times the number of shares initially granted.

For awards subject to market conditions, the grant date fair value is estimated using a Monte Carlo valuation model.  The Monte Carlo model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment.  Expected volatility is calculated based on the historical volatility of Whiting’s common stock, and the risk-free interest rate is based on U.S. Treasury yield curve rates with maturities consistent with the three-year vesting period.  The key assumptions used in valuing these market-based awards were as follows:

	2017	2016
Number of simulations	2,500,000	2,500,000
Expected volatility	82.44%	60.8%
Risk-free interest rate	1.52%	1.13%
Dividend yield	-	-

The grant date fair value of the market-based awards as determined by the Monte Carlo valuation model was $16.36 per share and $6.39 per share in January 2017  and 2016, respectively.

In January 2014, 750,681 performance shares subject to certain market-based vesting criteria in addition to the standard three-year service condition were granted to executive officers under the 2013 Equity Plan.  Vesting each year was subject to the condition that Whiting’s stock price increased by a greater percentage (or decreased by a lesser percentage) than the average percentage increase (or decrease, respectively) of the stock prices of a peer group of companies.  As of January 8, 2017, the end of the three-year vesting period, these market-based conditions had not been met and all of the remaining awards were therefore cancelled and are available for future issuance under the 2013 Equity Plan.

The following table shows a summary of the Company’s restricted stock and performance share activity for the three months ended March 31, 2017:

	Number of Shares		Weighted Average
	Service-Based	Market-Based	Grant Date
	Restricted Stock	Performance Shares	Fair Value
Nonvested awards, January 1, 2017	3,067,804	2,092,810	$13.55
Granted	1,476,772	633,479	13.21
Vested	(1,080,279)	-	13.04
Forfeited	(141,526)	(738,750)	22.48
Nonvested awards, March 31, 2017	3,322,771	1,987,539	$12.04

As of March 31, 2017, there was $37 million of total unrecognized compensation cost related to unvested shares granted under the stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.2 years.  For the three months ended March 31, 2017 and 2016, the total fair value of restricted stock and performance shares vested was $13 million and $3 million, respectively.

Stock Options—There was no significant stock option activity during the three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2017 and 2016, total stock compensation expense recognized for restricted shares and stock options was $6 million and $7 million, respectively.

10.         INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2017 and 2016 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

Upon adoption of ASU 2016-09 on January 1, 2017, the Company recorded $70 million of previously unrecognized excess tax benefits related to stock-based compensation, for which a full valuation allowance was also recognized.

11.        EARNINGS PER SHARE

The reconciliations between basic and diluted loss per share are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Basic Loss Per Share
Net loss attributable to common shareholders	$(86,957)	$(171,748)
Weighted average shares outstanding	362,610	204,367
Loss per common share	$(0.24)	$(0.84)

Diluted Loss Per Share
Adjusted net loss attributable to common shareholders	$(86,957)	$(171,748)
Weighted average shares outstanding	362,610	204,367
Loss per common share	$(0.24)	$(0.84)

During the three months ended March 31, 2017, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes the anti-dilutive effect of 1,787,563 shares of service-based restricted stock and 4,880 stock options.  In addition, the diluted earnings per share calculation for the three months ended March 31, 2017 excludes the effect of 1,363,136 common shares for stock options that were out-of-the-money and 354,485 shares of restricted stock that did not meet its market-based vesting criteria as of March 31, 2017.

During the three months ended March 31, 2016, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes the anti-dilutive effect of 4,137,880 shares issuable for convertible notes prior to their conversions under the if-converted method and 4,144 stock options.  In addition, the diluted earnings per share calculation for the three months ended March 31, 2016 excludes the effect of 3,080,193 common shares for stock options that were out-of-the-money and 1,121,721 shares of restricted stock that did not meet its market-based vesting criteria as of March 31, 2016.

Refer to the “Stock-Based Compensation” footnote for further information on the Company’s restricted stock and stock options.

As discussed in the “Long-Term Debt” footnote, the Company has the option to settle the 2020 Convertible Senior Notes with cash, shares of common stock or any combination thereof upon conversion.  Based on the initial conversion price, the entire outstanding principal amount of the 2020 Convertible Senior Notes as of March 31, 2017 would be convertible into approximately 21.9 million shares of the Company’s common stock.  However, the Company’s intent is to settle the principal amount of the notes in cash upon conversion.  As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the notes (the “conversion spread”) is considered in the diluted earnings per share computation under the treasury stock method.  As of March 31, 2017 and 2016, the conversion value did not exceed the principal amount of the notes, and accordingly, there was no impact to diluted earnings per share or the related disclosures for those periods.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the terms “Whiting”, “we”, “us”, “our” or “ours” when used in this Item refer to Whiting Petroleum Corporation, together with its consolidated subsidiaries, Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), Whiting US Holding Company, Whiting Canadian Holding Company ULC (formerly Kodiak Oil & Gas Corp., “Kodiak”), Whiting Resources Corporation and Whiting Programs, Inc.  When the context requires, we refer to these entities separately.  This document contains forward-looking statements, which give our current expectations or forecasts of future events.  Please refer to “Forward-Looking Statements” at the end of this Item for an explanation of these types of statements.

Overview

We are an independent oil and gas company engaged in development, production, acquisition and exploration activities primarily in the Rocky Mountains region of the United States.  Our current operations and capital programs are focused on organic drilling opportunities and on the development of previously acquired properties, specifically on projects that we believe provide the greatest potential for repeatable success and production growth, while selectively pursuing acquisitions that complement our existing core properties.  As a result of lower crude oil prices during 2015 and 2016, we significantly reduced our level of capital spending to more closely align with our cash flows generated from operations and have focused our drilling activity on projects that provide the highest rate of return.  In response to higher crude oil prices during the fourth quarter of 2016 and continuing into 2017, we plan to increase our level of capital spending and shift our focus to adding production and reserves through a capital-efficient program that includes increased drilling and completion activity in the Williston Basin and the resumption of completion activity at our Redtail field, which activity had been suspended since the second quarter of 2016.  In addition, we continually evaluate our property portfolio and sell properties when we believe that the sales price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own, such as the asset sales discussed below under “Acquisition and Divestiture Highlights” and in the “Acquisitions and Divestitures” footnote in the notes to condensed consolidated financial statements.

Our revenue, profitability and future growth rate depend on many factors which are beyond our control, such as oil and gas prices, economic, political and regulatory developments, competition from other sources of energy, and the other items discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2016.  Oil and gas prices historically have been volatile and may fluctuate widely in the future.  The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas prices since the first quarter of 2015:

	2015				2016				2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude oil	$48.57	$57.96	$46.44	$42.17	$33.51	$45.60	$44.94	$49.33	$51.86
Natural gas	$2.99	$2.61	$2.74	$2.17	$2.06	$1.98	$2.93	$2.98	$3.07

Lower oil, NGL and natural gas prices may not only decrease our revenues on a per unit basis, but may also reduce the amount of oil and natural gas that we can produce economically and therefore potentially lower our oil and gas reserve quantities.  Substantial and extended declines in oil, NGL and natural gas prices may result in impairments of our proved oil and gas properties or undeveloped acreage and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to finance planned capital expenditures.  In addition, lower commodity prices may reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of our lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders.  Upon a redetermination, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under our credit agreement.  Alternatively, higher oil prices may result in significant mark-to-market losses being incurred on our commodity-based derivatives.

2017 Highlights and Future Considerations

Operational Highlights

Northern Rocky Mountains – Williston Basin

Our properties in the Williston Basin of North Dakota and Montana target the Bakken and Three Forks formations.  Net production from the Williston Basin averaged 109.1 MBOE/d for the first quarter of 2017, representing a slight increase from 108.9 MBOE/d in the fourth quarter of 2016.  As of March 31, 2017, we had four rigs active in the Williston Basin, and we added a fifth rig in April 2017.  Across our acreage in the Williston Basin, we have implemented new completion designs which utilize cemented liners, plug-and-perf technology, significantly higher sand volumes, new diversion technology and both hybrid and slickwater fracture stimulation methods, which have resulted in improved initial production rates.

Central Rocky Mountains – Denver Julesburg Basin

Our Redtail field in the Denver Julesburg Basin (“DJ Basin”) in Weld County, Colorado targets the Niobrara and Codell/Fort Hays formations.  Net production from the Redtail field averaged 7.6 MBOE/d  in the first quarter of 2017, representing a 17%  decrease from 9.2 MBOE/d in the fourth quarter of 2016.  We have established production in the Niobrara “A”, “B” and “C” zones and the Codell/Fort Hays formations.  We have implemented a new wellbore configuration in this area, which significantly reduces drilling times.  As of March 31, 2017, we had one drilling rig operating in the DJ Basin.  In response to low commodity prices, we suspended completion operations in this area beginning in the second quarter of 2016; however, we resumed completion activity during the first quarter of 2017 and added a second completion crew in April.  During 2017, we plan to complete our entire drilled uncompleted well inventory from yearend 2016.

Our Redtail gas plant processes the associated gas produced from our wells in this area, and has a current inlet capacity of 50 MMcf/d.  As of March 31, 2017, the plant was processing over 15 MMcf/d.

Financing Highlights

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

Refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements for more information on this financing transaction.

Acquisition and Divestiture Highlights

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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Three Months Ended
	March 31,
	2017	2016
Net production
Oil (MMBbl)	7.3	10.0
NGLs (MMBbl)	1.6	1.6
Natural gas (Bcf)	9.9	10.5
Total production (MMBOE)	10.6	13.4
Net sales (in millions)
Oil (1)	$320.5	$269.7
NGLs	28.6	9.0
Natural gas	22.2	11.0
Total oil, NGL and natural gas sales	$371.3	$289.7
Average sales prices
Oil (per Bbl) (1)	$43.92	$27.07
Effect of oil hedges on average price (per Bbl)	0.20	5.54
Oil net of hedging (per Bbl)	$44.12	$32.61
Weighted average NYMEX price (per Bbl) (2)	$51.87	$33.52
NGLs (per Bbl)	$17.69	$5.48
Natural gas (per Mcf)	$2.25	$1.05
Weighted average NYMEX price (per MMBtu) (2)	$3.06	$2.05
Costs and expenses (per BOE)
Lease operating expenses	$8.56	$8.56
Production taxes	$3.03	$1.94
Depreciation, depletion and amortization	$22.76	$23.38
General and administrative	$2.90	$3.35

(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue increased $82 million to $371 million when comparing the first quarter of 2017 to the same period in 2016.  Sales revenue is a function of oil, NGL and gas volumes sold and average commodity prices realized.  Our oil, NGL and natural gas sales volumes decreased 27%,  1% and 6%, respectively, between periods.  The oil volume decrease between periods was primarily attributable to normal field production decline across several of our areas resulting from reduced drilling and completion activity during 2016 in response to the depressed commodity price environment.  In addition, we completed certain non-core oil and gas property divestitures during 2016, which negatively impacted oil production in the first quarter of 2017 by 705 MBbl.  These decreases were partially offset by new wells drilled and completed in the Williston Basin which added 1,480 MBbl of oil production during the first quarter of 2017 as compared to the first quarter of 2016.    The gas volume decrease between periods was primarily due to normal field production decline across several of our areas, as well as 2016 property divestitures which negatively impacted gas production in the first quarter of 2017 by 190 MMcf.  These decreases  were partially offset by drilling success at our Williston Basin properties which resulted in 2,090 MMcf of additional gas volumes during the first quarter of 2017 as compared to the first quarter of 2016.

These production-related decreases in net revenue were offset by increases in the average sales price realized for oil, NGLs and natural gas in the first quarter of 2017 compared to 2016.  Our average price for oil (before the effects of hedging), NGLs and natural gas increased 62%,  223% and 114%, respectively, between periods.

Lease Operating Expenses.  Our lease operating expenses (“LOE”) during the first quarter of 2017 were $90 million, a $24 million decrease over the same period in 2016.  This decrease was primarily due to a decline in the costs of oilfield goods and services resulting from the general downturn in the oil and gas industry as well as cost reduction measures we have implemented and $7 million of lower LOE attributable to properties that we divested during 2016 and the first quarter of 2017.

Our lease operating expenses on a BOE basis, however, remained consistent at $8.56 during the first quarter of 2017 and 2016, as the overall decrease in LOE expense discussed above was offset by lower overall production volumes between periods.

Production Taxes.  Our production taxes during the first quarter of 2017 were $32 million, a $6 million increase over the same period in 2016, which increase was primarily due to higher oil, NGL and natural gas sales between periods.  Our production taxes, however, are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis was 8.6% and 8.9% for the first quarter of 2017 and 2016, respectively.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization (“DD&A”) expense decreased $72 million in 2017 as compared to the first quarter of 2016.  The components of our DD&A expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Depletion	$235,032	$306,611
Depreciation	1,870	2,102
Accretion of asset retirement obligations	3,505	3,579
Total	$240,407	$312,292

DD&A decreased between periods due to $72 million in lower depletion expense.  This decrease was attributable to a $62 million decrease due to lower overall production volumes during the first quarter of 2017,  as well as a $10 million decrease in expense related to a  lower depletion rate between periods.  On a BOE basis, our overall DD&A rate of $22.76 for the first quarter of 2017 was 3% lower than the rate of $23.38 for the same period in 2016.  The primary factors contributing to this lower DD&A rate were an increase to proved and proved developed reserves over the last twelve months (excluding the effect of divestitures) mainly due to higher average oil and natural gas prices used to calculate our reserves and property divestitures over the past twelve months.  These factors that positively impacted our DD&A rate were partially offset by $411 million in drilling and development expenditures over the past twelve months.

Exploration and Impairment Costs.  Our exploration and impairment costs decreased $15 million for the first quarter of 2017 as compared to the same period in 2016.  The components of our exploration and impairment expense  were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Exploration	$6,138	$20,519
Impairment	14,703	14,972
Total	$20,841	$35,491

Exploration costs decreased $14 million during the first quarter of 2017 as compared to the same period in 2016 primarily due to lower rig termination fees incurred between periods.  Rig termination fees amounted to $14 million during the first quarter of 2016, whereas we incurred no rig termination fees during the first quarter of 2017.

Impairment expense for the first quarter of 2017 and 2016 related to the amortization of leasehold costs associated with individually insignificant unproved properties.

General and Administrative Expenses.  We report general and administrative (“G&A”) expenses net of third-party reimbursements and internal allocations.  The components of our G&A expenses were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
General and administrative expenses	$56,990	$77,334
Reimbursements and allocations	(26,373)	(32,538)
General and administrative expenses, net	$30,617	$44,796

G&A expense before reimbursements and allocations decreased $20 million during the first quarter of 2017 as compared to the same period in 2016 primarily due to lower employee compensation.  Employee compensation decreased $18 million for the first quarter of 2017 as compared to the same period in 2016 primarily due to reductions in personnel over the past twelve months.  The decrease in reimbursements and allocations for the first quarter of 2017 was the result of a lower number of field workers on Whiting-operated properties associated with reduced drilling activity, as well as property divestitures over the past twelve months.

Our general and administrative expenses on a BOE basis also decreased when comparing the first quarter of 2017 to the same 2016 period.  G&A expense per BOE amounted to $2.90 during the first quarter of 2017, which represents a decrease of $0.45 per BOE (or 13%) from the first quarter of 2016.  This decrease was mainly due to lower employee compensation, partially offset by lower overall production volumes between periods.

Derivative Loss, Net.    Our commodity derivative contracts and embedded derivatives are marked to market each quarter with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment to or from the counterparty.  Derivative loss, net amounted to a loss of $37 million for the three months ended March 31, 2017, which consisted of a $57 million fair value loss on our long-term crude oil sales and delivery contract and a $13 million fair value loss on embedded derivatives, partially offset by a $33 million gain on our costless collar commodity derivative contracts resulting from the downward shift in the futures curve of forecasted commodity prices (“forward price curve”) for crude oil from January 1, 2017 (or the 2017 date on which new contracts were entered into) to March 31, 2017.  Derivative loss, net amounted to a loss of $5 million for the three months ended March 31, 2016, which consisted of a $22 million fair value loss on embedded derivatives, partially offset by a $17 million gain on commodity derivative contracts resulting from the less significant downward shift in the same forward price curve from January 1, 2016 (or the 2016 date on which prior year contracts were entered into) to March 31, 2016.

Refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, for a list of our outstanding commodity derivative contracts as of March 31, 2017.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Notes	$34,252	$52,313
Amortization of debt issue costs, discounts and premiums	7,605	21,369
Credit agreement	5,813	7,868
Other	353	412
Capitalized interest	(12)	(55)
Total	$48,011	$81,907

The decrease in interest expense of $34 million between periods was mainly attributable to lower interest costs incurred on our notes and a decrease in amortization of debt issue costs, discounts and premiums during the first quarter of 2017 as compared to the first quarter of 2016.  The $18 million decrease in note interest was primarily due to (i) the conversions of the New Convertible Notes in May 2016 and the Mandatory Convertible Notes in the second half of 2016, resulting in a $15 million decrease in note interest during the first quarter of 2017, and (ii) the redemption of the 2018 Senior Subordinated Notes in February 2017, resulting in a $3  million decrease between periods.  Refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements for more information on these debt transactions.  The decrease in amortization of debt issue costs, discounts and premiums of $14 million was primarily due to (i) the conversions of the New Convertible Notes in May 2016 and the Mandatory Convertible Notes in the second half of 2016, resulting in a  $7 million decrease in amortization expense during the first quarter of 2017, and (ii) a $6 million non-cash charge for the acceleration of unamortized debt issuance costs in connection with a reduction of the aggregate commitments under our credit agreement in March 2016.

Our weighted average debt outstanding during the first quarter of 2017 was $3.3 billion versus $5.6 billion for the first quarter of 2016.  Our weighted average effective cash interest rate was 4.9% during the first quarter of 2017 compared to 4.3% for the first quarter of 2016.

Gain (Loss) on Extinguishment of Debt.    During the first quarter of 2017, we redeemed all of the remaining $275 million aggregate principal amount of 2018 Senior Subordinated Notes and recognized a $2 million loss on extinguishment of debt.  During the first quarter of 2016, we completed the exchange of $477 million aggregate principal amount of our senior notes and senior subordinated notes for the same aggregate principal amount of New Convertible Notes, and recognized a $91 million gain on extinguishment of debt.  Refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements for more information on these debt transactions.

Income Tax Benefit.  Income tax benefit for the first quarter of 2017 totaled $39 million as compared to $65 million for the first quarter of 2016, a decrease of $26 million that was mainly related to $110 million in lower pre-tax loss between periods, partially offset by $15 million of permanent tax differences recognized during the first quarter of 2016 associated with the issuance of the New Convertible Notes.

Our effective tax rates for the periods ending March 31, 2017 and 2016 differ from the U.S. statutory income tax rate primarily due to the effects of state income taxes and permanent taxable differences.  Our overall effective tax rate increased from 27.5% for the first quarter of 2016 to 31.2% for the first quarter of 2017.  This increase is mainly the result of  $15 million of permanent tax differences recognized during the first quarter of 2016 associated with the issuance of the New Convertible Notes.

Liquidity and Capital Resources

Overview.  At March 31, 2017, we had $16 million of cash on hand and $5.1 billion of equity, while at December 31, 2016, we had $56 million of cash on hand and $5.1 billion of equity.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility, which we partially mitigate through the use of commodity hedge contracts.  Oil accounted for 69% and 75% of our total production in the first quarter of 2017 and 2016, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in NGL or natural gas prices.  As of March 31, 2017, we had derivative contracts covering the sale of approximately 48% of our forecasted oil production volumes for the remainder of 2017.  For a list of all of our outstanding derivatives as of March 31, 2017, refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk”.

During the first quarter of 2017, we generated $80 million of cash provided by operating activities, an increase of $34 million over the same period in 2016.  Cash provided by operating activities increased primarily due to higher realized sales prices for oil, NGLs and natural gas, as well as lower lease operating expenses, cash interest expense, exploration costs and general and administrative expenses during the first quarter of 2017 as compared to the same period in 2016.  These positive factors were partially offset by lower crude oil, NGL and natural gas production volumes and a decrease in cash settlements received on our derivative contracts, as well as higher production taxes during the first quarter of 2017.  Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on increases and decreases in certain expenses between periods.

During the first quarter of 2017, cash flows from operating activities and cash on hand plus $378 million in proceeds from the sale of oil and gas properties were used to finance the redemption of the remaining $275 million of our 2018 Senior Subordinated Notes, $133  million of drilling and development expenditures and  $100 million of net repayments under our credit agreement.

Exploration and Development Expenditures.  The following table details our exploration and development expenditures incurred by core area (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Northern Rocky Mountains	$132,536	$198,150
Central Rocky Mountains	53,045	52,533
Permian Basin (1)	-	15,058
Other (2)	210	1,553
Total incurred	$185,791	$267,294

(1)	In July 2016, we sold our enhanced oil recovery project at North Ward Estes.
(2)	Other primarily includes non-core oil and gas properties located in Colorado, Mississippi, North Dakota, Texas and Wyoming.

We continually evaluate our capital needs and compare them to our capital resources.  Our 2017 exploration and development (“E&D”) budget is  $1.1 billion, which we expect to fund substantially with net cash provided by operating activities, proceeds from property divestitures,  borrowings under our credit facility or by accessing the capital markets.  The 2017 E&D budget represents an increase over the $554 million incurred on E&D expenditures during 2016.  This increased capital budget is in response to the higher crude oil prices experienced during the fourth quarter of 2016 and continuing into 2017.  A portion of the 2017 budget will be used to resume completions at our Redtail field in early 2017, as this activity had been suspended in this area since the second quarter of 2016.  We believe that should additional attractive acquisition opportunities arise or E&D expenditures exceed $1.1 billion, we will be able to finance additional capital expenditures through agreements with industry partners, divestitures of certain oil and gas property interests, borrowings under our credit agreement or by accessing the capital markets.  Our level of E&D expenditures is largely discretionary and the amount of funds we devote to any particular activity may increase or decrease significantly depending on commodity prices, cash flows, available opportunities and development results, among other factors.  We believe that we have sufficient liquidity and capital resources to execute our business plan over the next 12 months and for the foreseeable future.  With our expected cash flow streams, commodity price hedging strategies, current liquidity levels (including availability under our credit agreement), access to debt and equity markets and flexibility to modify future capital expenditure programs, we expect to be able to fund all planned capital programs and debt repayments, comply with our debt covenants, and meet other obligations that may arise from our oil and gas operations.

Credit Agreement.  Whiting Oil and Gas, our wholly owned subsidiary, has a credit agreement with a syndicate of banks that as of March 31, 2017 had a borrowing base and aggregate commitments of $2.5 billion.  As of March 31, 2017, we had $2.0 billion of available borrowing capacity, which was net of $450 million in borrowings and $9 million in letters of credit outstanding.

The borrowing base under the credit agreement is determined at the discretion of our lenders, based on the collateral value of our proved reserves that have been mortgaged to such lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  Because oil and gas prices are principal inputs into the valuation of our reserves, if current or projected oil and gas prices decline from their current levels, our borrowing base could be reduced at the next redetermination date, which is scheduled for November 1, 2017, or during future redeterminations.  Upon a redetermination of our borrowing base, either on a periodic or special redetermination date, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of our debt outstanding under the credit agreement.  In April 2017, the lenders under our credit agreement reaffirmed the $2.5 billion borrowing base in connection with the May 1, 2017 regular borrowing base redetermination.

A portion of the revolving credit facility in an aggregate amount not to exceed $50 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of ours.  As of March 31, 2017,  $41 million was available for additional letters of credit under the agreement.

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

The credit agreement contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of our lenders.  However, the credit agreement permits us and certain of our subsidiaries to issue second lien indebtedness of up to $1.0 billion subject to certain conditions and limitations.  Except for limited exceptions, the credit agreement also restricts our ability to make any dividend payments or distributions on our common stock.  These restrictions apply to all of our restricted subsidiaries (as defined in the credit agreement).  The credit agreement requires us, as of the last day of any quarter, to maintain the following ratios (as defined in the credit agreement): (i) a consolidated current assets to consolidated current liabilities ratio (which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0, (ii) a total senior secured debt to the last four quarters’ EBITDAX ratio of less than 3.0 to 1.0 during the Interim Covenant Period (defined below), and thereafter a total debt to EBITDAX ratio of less than 4.0 to 1.0, and (iii) a ratio of the last four quarters’ EBITDAX to consolidated cash interest charges of not less than 2.25 to 1.0 during the Interim Covenant Period.  Under the credit agreement, the “Interim Covenant Period” is defined as the period from June 30, 2015 until the earlier of (i) April 1, 2018 or (ii) the commencement of an investment-grade debt rating period (as defined in the credit agreement).  We were in compliance with our covenants under the credit agreement as of March 31, 2017.  However, a substantial or extended decline in oil, NGL or natural gas prices may adversely affect our ability to comply with these covenants in the future.

For further information on the loan security related to our credit agreement, refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements.

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

Exchange of Senior Notes and Senior Subordinated Notes for Convertible Notes.    During 2016, we exchanged (i) $75 million aggregate principal amount of our 2018 Senior Subordinated Notes, (ii) $139 million aggregate principal amount of our 2019 Senior Notes, (iii) $326 million aggregate principal amount of our 2021 Senior Notes, and (iv) $342 million aggregate principal amount of our 2023 Senior Notes, for the same aggregate principal amount of convertible notes.  Subsequently during 2016, all $882 million aggregate principal amount of these convertible notes was converted into approximately 86.4 million shares of our common stock pursuant to the terms of the notes.

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

2020 Convertible Senior Notes. In March 2015, we issued at par $1,250 million of 1.25% Convertible Senior Notes due April 2020 (the “2020 Convertible Senior Notes”).  During 2016, we exchanged  $688 million aggregate principal amount of our 2020 Convertible Senior Notes for the same aggregate principal amount of new mandatory convertible senior notes.  Subsequently during 2016, all $688 million aggregate principal amount of these mandatory convertible senior notes was converted into approximately 71.1 million shares of our common stock pursuant to the terms of the notes.

For the remaining $562 million aggregate principal amount of 2020 Convertible Senior Notes, we have the option to settle conversions of the these notes with cash, shares of common stock or a combination of cash and common stock at our election.  Our intent is to settle the principal amount of the 2020 Convertible Senior Notes in cash upon conversion.  Prior to January 1, 2020, the 2020 Convertible Senior Notes will be convertible at the holder’s option only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2020 Convertible Senior Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.  On or after January 1, 2020, the 2020 Convertible Senior Notes will be convertible at any time until the second scheduled trading day immediately preceding the April 1, 2020 maturity date of the notes.  The notes will be convertible at an initial conversion rate of 25.6410 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $39.00.  The conversion rate will be subject to adjustment in some events.  In addition, following certain corporate events that occur prior to the maturity date, we will increase, in certain circumstances, the conversion rate for a holder who elects to convert its 2020 Convertible Senior Notes in connection with such corporate event.  As of March 31, 2017, none of the contingent conditions allowing holders of the 2020 Convertible Senior Notes to convert these notes had been met.

Note Covenants.    The indentures governing the Senior Notes restrict us from incurring additional indebtedness, subject to certain exceptions, unless our fixed charge coverage ratio (as defined in the indentures) is at least 2.0 to 1.  If we were in violation of this covenant, then we may not be able to incur additional indebtedness, including under Whiting Oil and Gas’ credit agreement.  Additionally, these indentures contain restrictive covenants that may limit our ability to, among other things, pay cash dividends, make certain other restricted payments, redeem or repurchase our capital stock, make investments or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of ours and our restricted subsidiaries taken as a whole, and enter into hedging contracts.  These covenants may potentially limit the discretion of our management in certain respects.  We were in compliance with these covenants as of  March 31, 2017.  However, a substantial or extended decline in oil, NGL or natural gas prices may adversely affect our ability to comply with these covenants in the future.

Contractual Obligations and Commitments

Schedule of Contractual Obligations.  The following table summarizes our obligations and commitments as of March 31, 2017 to make future payments under certain contracts, aggregated by category of contractual obligation, for the time periods specified below.  This table does not include amounts payable under contracts where we cannot predict with accuracy the amount and timing of such payments, including any amounts we may be obligated to pay under our derivative contracts, as such payments are dependent upon the price of crude oil in effect at the time of settlement, and any penalties that may be incurred for underdelivery under our physical delivery contracts.  For further information on these contracts refer to the “Derivative Financial Instruments” footnote in the notes to consolidated financial statements and “Delivery Commitments” in Item 2 of our Annual Report on Form 10-K for the period ended December 31, 2016.

	Payments due by period
	(in thousands)
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Long-term debt (1)	$3,255,389	$-	$1,411,409	$1,435,684	$408,296
Cash interest expense on debt (2)	502,996	144,267	234,173	99,037	25,519
Asset retirement obligations (3)	181,145	6,477	33,295	13,104	128,269
Water disposal agreement (4)	133,495	16,481	39,331	39,808	37,875
Purchase obligations (5)	28,710	7,656	15,312	5,742	-
Pipeline transportation agreements (6)	61,972	9,235	18,772	18,457	15,508
Drilling rig contracts (7)	17,998	17,998	-	-	-
Leases (8)	20,247	7,475	12,323	449	-
Total	$4,201,952	$209,589	$1,764,615	$1,612,281	$615,467

(1)	Long-term debt consists of the principal amounts of the Senior Notes and the 2020 Convertible Senior Notes, as well as the outstanding borrowings under our credit agreement.
(2)

Cash interest expense on the Senior Notes is estimated assuming no principal repayment until the due dates of the instruments.  Cash interest expense on the 2020 Convertible Senior Notes is estimated assuming no principal repayments or conversions prior to maturity.  Cash interest expense on the credit agreement is estimated assuming no principal repayment until the December 2019 instrument due date and a fixed interest rate of 3.0%.

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

(6)

We have three pipeline transportation agreements with two different suppliers, expiring in 2022, 2024 and 2025.  Under two of these contracts, we have committed to pay fixed monthly reservation fees on dedicated pipelines from our Redtail field for natural gas and NGL transportation capacity, plus a variable charge based on actual transportation volumes.  The remaining contract contains a  commitment to transport a minimum volume of crude oil via a certain oil gathering system or else pay for any deficiencies at a price stipulated in the contract.    The obligations reported above represent our minimum financial commitments pursuant to the terms of this contract, however, our actual expenditures under this contract may exceed the minimum commitments presented above.

(7)

As of March 31, 2017, we had four drilling rigs under long-term contract, all of which expire in 2017.  As of March 31, 2017, early termination of these contracts would require termination penalties of $16 million, which would be in lieu of paying the remaining drilling commitments under these contracts.

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

New Accounting Pronouncements

For further information on the effects of recently adopted accounting pronouncements and the potential effects of new accounting pronouncements, refer to “Adopted and Recently Issued Accounting Pronouncements” within the “Basis of Presentation” footnote in the notes to condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Information regarding critical accounting policies and estimates is contained in Item 7 of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2016.  The following is a material update to such critical accounting policies and estimates:

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

We value our costless collars and swaps using industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures.  We value our long-term crude oil sales and delivery contracts based on a probability-weighted income approach which considers various assumptions, including quoted spot prices for commodities, market differentials for crude oil and U.S. Treasury rates.  The discount rates used in the fair values of these instruments include a measure of nonperformance risk by the counterparty or us, as appropriate.

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

Effects of Inflation and Pricing

As a result of the sustained depressed commodity price environment during 2016 and continuing into 2017, we  have experienced lower costs due to a decrease in demand for oil field products and services.  The oil and gas industry is very cyclical, and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and not adjust downward in proportion to prices.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, depletion expense, impairment assessments of oil and gas properties and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase in the near term, higher demand in the industry could result in increases in the costs of materials, services and personnel.

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

These risks and uncertainties include, but are not limited to: declines in, or extended periods of low oil, NGL or natural gas prices; our level of success in exploration, development and production activities; risks related to our level of indebtedness, ability to comply with debt covenants and periodic redeterminations of the borrowing base under our credit agreement; impacts to financial statements as a result of impairment write-downs; our ability to successfully complete asset dispositions and the risks related thereto; revisions to reserve estimates as a result of changes in commodity prices, regulation and other factors; adverse weather conditions that may negatively impact development or production activities; the timing of our exploration and development expenditures; inaccuracies of our reserve estimates or our assumptions underlying them; risks relating to any unforeseen liabilities of ours; our ability to generate sufficient cash flows from operations to meet the internally funded portion of our capital expenditures budget; our ability to obtain external capital to finance exploration and development operations; federal and state initiatives relating to the regulation of hydraulic fracturing and air emissions; unforeseen underperformance of or liabilities associated with acquired properties; the impacts of hedging on our results of operations; failure of our properties to yield oil or gas in commercially viable quantities; availability of, and risks associated with, transport of oil and gas; our ability to drill producing wells on undeveloped acreage prior to its lease expiration; shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and completion services; uninsured or underinsured losses resulting from our oil and gas operations; our inability to access oil and gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing our oil and gas operations; the potential impact of changes in laws, including tax reform, that could have a negative effect on the oil and gas industry; our ability to replace our oil and natural gas reserves; any loss of our senior management or technical personnel; competition in the oil and gas industry; cyber security attacks or failures of our telecommunication systems; and other risks described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10‑K for the period ended December 31, 2016.  We assume no obligation, and disclaim any duty, to update the forward-looking statements in this Quarterly Report on Form 10-Q.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The price we receive for our oil and gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Crude oil and natural gas are commodities, and therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand.  Historically, the markets for oil and gas have been volatile, and these markets will likely continue to be volatile in the future.  Based on production for the first quarter of 2017, our income (loss) before income taxes for the three months ended March 31, 2017 would have moved up or down $32 million for each 10% change in oil prices per Bbl,  $3 million for each 10% change in NGL prices per Bbl and $2 million for each 10% change in natural gas prices per Mcf.

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

Crude Oil Costless Collars.    The collared hedges shown in the table below have the effect of providing a protective floor while allowing us to share in upward pricing movements.  The three-way collars, however, do not provide complete protection against declines in crude oil prices due to the fact that when the market price falls below the sub-floor, the minimum price we would receive would be NYMEX plus the difference between the floor and the sub-floor.  While these hedges are designed to reduce our exposure to price decreases, they also have the effect of limiting the benefit of price increases above the ceiling.  The fair value of these commodity derivative instruments at March 31, 2017 was a net asset of $13 million.  A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of March 31, 2017 would cause a decrease of $31 million or  an increase of $29 million, respectively, in this fair value asset.

Our outstanding commodity derivative contracts as of March 31, 2017 are summarized below:

Derivative			Monthly Volume	Weighted Average
Instrument	Commodity	Period	(Bbl)	NYMEX Sub-Floor/Floor/Ceiling
Three-way collars (1)	Crude oil	04/2017 to 06/2017	1,050,000	$34.76/$45.00/$60.26
	Crude oil	07/2017 to 09/2017	1,050,000	$34.76/$45.00/$60.26
	Crude oil	10/2017 to 12/2017	1,050,000	$34.76/$45.00/$60.26
	Crude oil	01/2018 to 03/2018	200,000	$40.00/$50.00/$61.40
	Crude oil	04/2018 to 06/2018	200,000	$40.00/$50.00/$61.40
	Crude oil	07/2018 to 09/2018	200,000	$40.00/$50.00/$61.40
	Crude oil	10/2018 to 12/2018	200,000	$40.00/$50.00/$61.40
Collars	Crude oil	04/2017 to 06/2017	250,000	$53.00/$70.44
	Crude oil	07/2017 to 09/2017	250,000	$53.00/$70.44
	Crude oil	10/2017 to 12/2017	250,000	$53.00/$70.44

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

Interest Rate Risk

Our quantitative and qualitative disclosures about interest rate risk related to our credit agreement are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and have not materially changed since that report was filed.

In March 2015, we issued 1.25% Convertible Senior Notes due April 2020 (the “2020 Convertible Senior Notes”).  As the interest rate on these notes is fixed at 1.25%, we are not subject to any direct risk of loss related to fluctuations in interest rates.  However, changes in interest rates do affect the fair value of this debt instrument, which could impact the amount of gain or loss that we recognize in earnings upon conversion of the notes.  Refer to the “Long-Term Debt” and “Fair Value Measurements” footnotes in the notes to condensed consolidated financial statements for more information on the material terms and fair values of the 2020 Convertible Senior Notes.

Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2017.  Based upon their evaluation of these disclosure controls and procedures, the Chairman, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the above EPA inquiries, in October 2016, the NDDoH concurrently filed in the North Dakota District Court for Burleigh County (the “Court”) a complaint against, and a settlement with, us regarding tank operation and other inspection-related alleged violations of North Dakota’s air pollution control laws.  In November 2016, the Court issued its order accepting this settlement as its final judgment to resolve the issues raised in the complaint.  This settlement addresses approximately 94 percent of our North Dakota properties but does not address our North Dakota tribal property operations or exclusively federal requirements applicable to all of our North Dakota properties, which are governed by the EPA.  In the settlement, we and a significant number of North Dakota operators have worked with the NDDoH to develop inspection and repair measures to detect and prevent emissions from facilities even more effectively going forward.  We believe these measures will be included in settlements between the NDDoH and each participating operator.  We and the NDDoH have agreed that we will pay a civil penalty of approximately $1.2 million, of which approximately $1.1 million may be reduced by up to 60 percent by early and continued implementation of the aforementioned inspection and repair measures and a quality control policy.  We anticipate being able to qualify for all available penalty reductions.  The settlement is not an admission by us of any violation.

Item 1A.   Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2016.  No material change to such risk factors has occurred during the three months ended March 31, 2017.

Item 6.     Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10‑Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of April, 2017.

WHITING PETROLEUM CORPORATION

By	/s/ James J. Volker
James J. Volker
Chairman, President and Chief Executive Officer

By	/s/ Michael J. Stevens
Michael J. Stevens
Senior Vice President and Chief Financial Officer

By	/s/ Sirikka R. Lohoefener
Sirikka R. Lohoefener
Controller and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(31.1)	Certification by the Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(31.2)	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(32.1)	Written Statement of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
(32.2)	Written Statement of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
(101)

The following materials from Whiting Petroleum Corporation’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016, (iv) the Condensed Consolidated Statements of Equity for the Three Months Ended March 31, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements.