Form 10-K
period 2017-12-31
WHITING PETROLEUM CORP
filed 2018-02-22
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2017:  $2,002,000,000.

Number of shares of the registrant’s common stock outstanding at February 15,  2018:  90,927,193 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

“MMBbl” One million barrels of oil, NGLs or other liquid hydrocarbons.

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

“pre-tax PV10%” The present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with the guidelines of the SEC, net of estimated lease operating expense, production taxes and future development costs, using costs as of the date of estimation without future escalation and using an average of the first-day-of-the month price for each of the 12 months within the fiscal year, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, or federal income taxes and discounted using an annual discount rate of 10%.  Pre-tax PV10% may be considered a non-GAAP financial measure as defined by the SEC.  Refer to the footnote to the Proved Reserves table in Item 1. “Business” of this Annual Report on Form 10-K for more information.

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

Since our inception, we have built a strong asset base through a combination of property acquisitions, development of proved reserves and exploration activities.  Our current operations and capital programs are focused on organic drilling opportunities and on the development of previously acquired properties, specifically on projects that we believe provide the greatest potential for repeatable success and production growth, while selectively pursuing acquisitions that complement our existing core properties.    As a result of lower crude oil prices during 2015 and 2016, we significantly reduced our level of capital spending and focused our drilling activity on projects that provide the highest rate of return.  During 2017, we continued to focus on high-return projects that added production and reserves through the strategic deployment of capital at our Williston Basin properties and Redtail field, while closely aligning our capital spending with cash flows generated from operations.  In addition, we continually evaluate our property portfolio and sell properties when we believe that the sales price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own, such as the asset sales discussed below under “Acquisitions and Divestitures”.

As of December 31, 2017, our estimated proved reserves totaled 617.6 MMBOE and our 2017 average daily production was 118.1 MBOE/d, which results in an average reserve life of approximately 14.3 years.

The following table summarizes by core area, our estimated proved reserves as of December 31, 2017, their corresponding pre-tax PV10% values, and our fourth quarter 2017 average daily production rates, as well as our company’s total standardized measure of discounted future net cash flows as of December 31, 2017:

	Proved Reserves (1)
						Pre-Tax	4th Quarter 2017
			Natural			PV10%	Average Daily
	Oil	NGLs	Gas	Total	%	Value (2)	Production
Core Area	(MMBbl)	(MMBbl)	(Bcf)	(MMBOE)	Oil	(in millions)	(MBOE/d)
Northern Rocky Mountains (3)	298.2	133.0	787.4	562.5	53%	$3,779	106.8
Central Rocky Mountains (4)	34.9	5.7	55.8	49.9	70%	161	20.6
Other (5)	4.5	0.2	3.3	5.2	86%	29	0.6
Total	337.6	138.9	846.5	617.6	55%	$3,969	128.0
Discounted Future Income Tax Expense						(101)
Standardized Measure of Discounted Future Net Cash Flows						$3,868

_____________________

(1)

Oil and gas reserve quantities and related discounted future net cash flows have been derived from an oil price of $51.34 per Bbl and a  gas price of $2.98 per MMBtu, which were calculated using an average of the first-day-of-the month price for each month within the 12 months ended December 31, 2017 as required by current SEC and FASB guidelines.

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

(3)	Includes oil and gas properties located in Montana and North Dakota.

(4)	Includes oil and gas properties located in Colorado.
(5)	Primarily includes non-core oil and gas properties located in Colorado, Mississippi, New Mexico, Texas and Wyoming.

During 2017, we incurred $912 million in exploration and development (“E&D”) expenditures, including $858 million for the drilling of 238 gross (164.1 net) wells.  All of these new wells resulted in productive completions.

Our current 2018 E&D budget is $750 million, which we expect to fund substantially with net cash provided by our operating activities and cash on hand.    To the extent net cash provided by operating activities is higher or lower than currently anticipated, we would adjust our E&D budget accordingly, enter into agreements with industry partners, divest certain oil and gas property interests, adjust borrowings outstanding under our credit facility or access the capital markets as necessary.

Acquisitions and Divestitures

During 2016 and 2017, in response to sustained lower crude oil prices, we divested of a large number of oil and gas properties and other related assets that no longer matched the profile of properties we desire to own.  Our significant acquisitions and divestitures during the last two years are summarized below.

Acquisitions.  There were no significant acquisitions during the years ended December 31, 2017 and 2016.

2017 Divestitures.    In September 2017, we completed the sale of our interests in certain producing oil and gas properties located in the Fort Berthold Indian Reservation area in Dunn and McLean counties of North Dakota, as well as other related assets and liabilities, (the “FBIR Assets”) for aggregate sales proceeds of $500 million (before closing adjustments).  The sale was effective September 1, 2017 and resulted in a pre-tax loss on sale of $402 million.  The properties spanned approximately 29,600 net developed acres and consisted of estimated proved reserves of 32 MMBOE as of December 31, 2016, representing 5% of our proved reserves as of that date.  The FBIR Assets generated 7% (or 8.3 MBOE/d) of our August 2017 average daily production.

In January 2017, we completed the sale of our 50% interest in the Robinson Lake gas processing plant located in Mountrail County, North Dakota and our 50% interest in the Belfield gas processing plant located in Stark County, North Dakota, as well as the associated natural gas, crude oil and water gathering systems, effective January 1, 2017, for aggregate sales proceeds of $375 million (before closing adjustments).

2016 Divestitures.    In July 2016, we completed the sale of our interest in our enhanced oil recovery project in the North Ward Estes field in Ward and Winkler counties of Texas, including our interest in certain CO2 properties in the McElmo Dome field in Colorado and certain other related assets and liabilities (the “North Ward Estes Properties”) for a cash purchase price of $300 million (before closing adjustments).  In addition to the cash purchase price, the buyer of the North Ward Estes Properties agreed to pay us $100,000 for every $0.01 that, as of June 28, 2018, the average NYMEX crude oil futures contract price for each month from August 2018 through July 2021 is above $50.00/Bbl up to a maximum amount of $100 million (the “Contingent Payment”).  In July 2017, the buyer paid us $35 million to settle this Contingent Payment, resulting in a pre-tax gain of $3 million.  The sale was effective July 1, 2016 and resulted in a pre-tax loss on sale of $187 million.  The North Ward Estes Properties consisted of estimated proved reserves of 120.3 MMBOE as of December 31, 2015, representing 15% of our proved reserves as of that date, and generated 8.6 MBOE/d (or 6%) of our June 2016 average daily net production.

Business Strategy

Our goal is to generate meaningful growth in shareholder value through the development, acquisition and exploration of oil and gas projects with attractive rates of return on capital.  Specifically, we have focused, and plan to continue to focus, on the following:

Developing Existing Properties.  The development of our large resource play at our Williston Basin project has become our central objective.  As of December 31, 2017, we have assembled approximately 688,200 gross (409,600 net) developed and undeveloped acres in the Williston Basin located in North Dakota and Montana.  As of December 31, 2017, we had four drilling rigs operating in this area.

At our Redtail field in the Denver Julesburg Basin (the “DJ Basin”) in Weld County, Colorado, we have assembled approximately 120,200 gross (100,000 net) developed and undeveloped acres.  In response to low commodity prices, we suspended completion operations in this area beginning in the second quarter of 2016, however, we resumed completion activity during the first quarter of 2017 and added a second completion crew in April 2017.  During 2017, we completed and brought on production a significant portion of our drilled uncompleted well inventory (“DUCs”) from yearend 2016.    During the fourth quarter of 2017, based on the recent and comparative well performance results of the DJ Basin to the Williston Basin, our management decided to concentrate development activities during 2018 in the Williston Basin.  We plan to complete 22 DUCs in our Redtail field during the first half of 2018, and then cease additional development activity in this area until commodity prices further recover.

Our Redtail gas plant processes the associated gas produced from our wells in this area, and has a current inlet capacity of 50 MMcf/d.  As of December 31, 2017, the plant was processing 26 MMcf/d.

Disciplined Financial Approach.  Our goal is to remain financially strong, yet flexible, through the prudent management of our balance sheet and active management of our exposure to commodity price volatility.  We have historically funded our acquisition and growth activity through a combination of internally generated cash flows, equity and debt issuances, bank borrowings and certain oil and gas property divestitures, as appropriate, to maintain our financial position.  As a result of sustained lower crude oil prices in 2015 and 2016, we significantly reduced our level of capital spending and focused our drilling activity on projects that provided the highest rate of return.  During 2017, we continued to focus on high-return projects that added production and reserves through the strategic deployment of capital at our Williston Basin properties and Redtail field, while closely aligning our capital spending with cash flows generated from operations.  From time to time, we monetize non-core properties and use the net proceeds from these asset sales to repay debt under our credit agreement or fund our E&D expenditures.  For example, during 2016 and 2017 we sold a large number of oil and gas properties and other related assets that no longer matched the profile of properties we desire to own.  In addition, to support cash flow generation on our existing properties and help ensure expected cash flows from newly acquired properties, we periodically enter into derivative contracts.  Typically, we use costless collars and swaps to provide an attractive base commodity price level.  As of January 23, 2018, we had derivative contracts covering the sale of approximately 72% of our forecasted 2018 oil production.

Growing Through Accretive Acquisitions.  Since 2003, we have completed 21 separate significant acquisitions of producing properties for total estimated proved reserves of 445.2 MMBOE, as of the effective dates of the acquisitions.  Our experienced team of management, land, engineering and geoscience professionals has developed and refined an acquisition program designed to increase reserves and complement our existing properties, including identifying and evaluating acquisition opportunities, closing purchases and effectively managing the properties we acquire.  We intend to selectively pursue the acquisition of properties that are complementary to our core operating areas.

Competitive Strengths

We believe that our key competitive strengths lie in our focused asset portfolio, our experienced management and technical teams and our commitment to the effective application of new technologies.

Focused, Long-Lived Asset Base.  As of December 31, 2017, we had interests in 4,775 gross (1,980 net) productive wells on approximately 802,700 gross (490,000 net) developed acres across our geographical areas.  We believe the concentration of our operated assets presents us with multiple opportunities to successfully execute our business strategy by enabling us to leverage our technical expertise and take advantage of operational efficiencies.  Our proved reserve life is approximately 14.3 years based on year-end 2017 proved reserves and 2017 production.

Experienced Management and Technical Teams.  Our management team averages 26 years of experience in the oil and gas industry.  Our personnel have extensive experience in each of our core geographical areas and in all of our operational disciplines.  In addition, our team of acquisition professionals has an average of 30 years of experience in the evaluation, acquisition and operational assimilation of oil and gas properties.

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

We continue to advance our completion techniques, including significantly increasing proppant volumes, utilizing diverter agents to better distribute fluid and proppant across individual zones, varying the number of completion stages, and employing new fracture stimulation fluids, including slickwater.  We plan to continue use of these state-of-the-art completion designs on wells we drill throughout 2018, while also testing new diversion technology and more efficient placement and drillout of down-hole plugs.

Proved  Reserves

Our estimated proved reserves as of December 31, 2017 are summarized by core area in the table below.  Refer to “Reserves” in Item 2 of this Annual Report on Form 10-K for information relating to the uncertainties surrounding these reserve categories.

						Estimated
						Future Capital
	Oil	NGLs	Natural Gas	Total	% of Total	Expenditures (1)
Northern Rocky Mountains (2)	(MMBbl)	(MMBbl)	(Bcf)	(MMBOE)	Proved	(in millions)
PDP	159.8	74.2	447.4	308.6	55%
PDNP	0.6	0.3	1.8	1.2	-%
PUD	137.8	58.5	338.2	252.7	45%
Total proved	298.2	133.0	787.4	562.5	100%	$2,504.7

Central Rocky Mountains (3)
PDP	14.9	2.2	21.4	20.7	41%
PUD	20.0	3.5	34.4	29.2	59%
Total proved	34.9	5.7	55.8	49.9	100%	$508.9

Other (4)
PDP	4.0	0.2	2.4	4.6	88%
PDNP	0.5	-	0.9	0.6	12%
Total proved	4.5	0.2	3.3	5.2	100%	$9.2

Total Company
PDP	178.7	76.6	471.2	333.9	54%
PDNP	1.1	0.3	2.7	1.8	-%
PUD	157.8	62.0	372.6	281.9	46%
Total proved	337.6	138.9	846.5	617.6	100%	$3,022.8

_____________________

(1)

Estimated future capital expenditures incorporate numerous assumptions and are subject to many uncertainties, including oil and natural gas prices, costs of oil field goods and services, drilling results and several other factors.

(2)	Includes oil and gas properties located in Montana and North Dakota.
(3)	Includes oil and gas properties located in Colorado.
(4)	Primarily includes non-core oil and gas properties located in Colorado, Mississippi, New Mexico, Texas and Wyoming.

Marketing and Major Customers

We principally sell our oil and gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities.  In areas where there is no practical access to pipelines, oil is trucked or transported by rail to terminals, market hubs, refineries or storage facilities.  The tables below present percentages by purchaser that accounted for 10% or more of our total oil, NGL and natural gas sales for the years ended December 31, 2017 and 2016.  For the year ended December 31, 2015, no individual purchaser accounted for 10% or more of our total oil, NGL and natural gas sales.  We believe that the loss of any individual purchaser would not have a long-term material adverse impact on our financial position or results of operations, as alternative customers and markets for the sale of our products are readily available in the areas in which we operate.

Year Ended December 31, 2017
Tesoro Crude Oil Co	18%

Year Ended December 31, 2016
Tesoro Crude Oil Co	15%
Jamex Marketing LLC	12%

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

Some of our offshore operations are conducted on federal leases that are administered by the Bureau of Ocean Energy Management (the “BOEM”), and we are therefore required to comply with the regulations and orders issued by the BOEM under the Outer Continental Shelf Lands Act.  Among other things, we are required to obtain prior BOEM approval for any exploration plans we pursue and for our lease development and production plans.  BOEM regulations also establish construction requirements for production facilities located on our federal offshore leases and govern the plugging and abandonment of wells and the removal of production facilities from these leases.  The present value of our future abandonment obligations associated with offshore properties was $44 million as of December 31, 2017.

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

In February 2014, the DOT issued an emergency order requiring all persons to ensure crude oil is properly tested and classed prior to offering such product into transportation, and to assure all shipments by rail of crude oil be handled as a Packing Group I or II hazardous material.  Also in February 2014, the Association of American Railroads entered into a voluntary agreement with the DOT to implement certain restrictions around the movement of crude oil by rail.  In May 2014 (and extended indefinitely in May 2015), the DOT issued an Emergency Restriction/Prohibition Order requiring each railroad carrier operating trains transporting 1,000,000 gallons or more of Bakken crude oil to provide notice to state officials regarding the expected movement of the trains through the counties in each state.  The PHMSA and FRA have also issued safety advisories and alerts regarding oil transportation and have issued a report focused on the increased volatility and flammability of Bakken crude oil as compared with other crudes in the U.S.  In May 2015, PHMSA issued new rules applicable to “high-hazard flammable trains”, defined as a continuous block of 20 or more tank cars loaded with a flammable liquid or 35 or more tank cars loaded with a flammable liquid dispersed throughout a train.  Among other requirements, the new rules require enhanced braking systems, enhanced standards for newly constructed tank cars and retrofitting of existing tank cars, restricted operating speeds, a documented testing and sampling program, and routine assessments that evaluate 27 safety and security factors.  In December 2015, the Fixing America's Surface Transportation (“FAST”) Act became law, further extending PHMSA’s authority to improve the safety of transporting flammable liquids by rail and pursuant to which new regulations phasing out the use of certain older rail cars were finalized in August 2016.  In June 2016, the Protecting our Infrastructure of Pipelines and Enhancing Safety (“PIPES”) Act of 2016 became law.  The PIPES Act strengthens PHMSA’s safety authority, including an expansion of its ability to issue emergency orders, which was adopted by rule in October 2016.  PHMSA continues to review further potential new safety regulations under the PIPES Act and the FAST Act.

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

In October 2015, a failure at an underground natural gas storage facility in Southern California prompted PHMSA to issue an advisory bulletin reminding owners and operators of underground storage facilities to review operations, identify the potential for facility leaks and failures, and to review and update emergency plans.  The State of California proclaimed the underground natural gas storage facility an emergency situation in January 2016.  A federal task force was also convened to make recommendations to help avoid such failures.  An interim final rule of PHMSA became effective in January 2017 which adopted certain specific industry recommended practices into Part 192 of the Federal Pipeline Safety Regulations.  If an operator fails to take any measures recommended it would need to justify in its written procedures why the measure is impracticable and unnecessary.  PHMSA regulations had previously covered much of the surface piping up to the wellhead at underground natural gas storage facilities served by pipeline and not extend in part to the “downhole” portion of these facilities.  The requirements cover design, construction, material, testing, commissioning, reservoir monitoring and recordkeeping for existing and newly constructed underground natural gas storage facilities as well as procedures and practices for newly constructed and existing underground natural gas storage facilities such as operations, maintenance, threat identification, monitoring, assessment, site security, emergency response and preparedness, training, recordkeeping and reporting.  These regulations and any further increased attention to and requirements for underground storage safety and infrastructure by state and federal regulators that may result from this incident will not affect us in a way that materially differs from the way it affects other natural gas producers.

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

The EPA announced in 2015 that it would directly regulate methane emissions from oil and natural gas wells for the first time as part of President Obama’s Climate Action Plan.  As part of this strategy, in May 2016, the EPA issued three final rules.  The EPA issued a final rule that updated the New Source Performance Standards to add requirements that the oil and gas industry reduce emissions of greenhouse gases and to cover additional equipment and activities in the oil and gas production chain.  The final rule sets emissions limits for methane, which is the principal greenhouse gas emitted by equipment and processes in the oil and gas sector.  This rule applies to new, reconstructed and modified processes and equipment.  This rule also expands the volatile organic compound emissions limits to hydraulically fractured oil wells and equipment used across the industry that was not regulated in the 2012 rules.  The rule also requires owners and operators to find and repair leaks, also known as “fugitive emissions.”  The EPA also issued a final rule known as the Source Determination Rule, which is intended to clarify when multiple pieces of equipment and activities in the oil and gas industry must be deemed a single source when determining whether major source permitting programs apply under the prevention of significant deterioration, nonattainment new source review preconstruction and operation permit programs under Title V of the CAA (“Title V”).  The final rule defines the term “adjacent” to clarify that equipment and activities in the oil and gas sector that are under common control will be considered part of the same source if they are located near each other – specifically, if they are located on the same site, or on sites that share equipment and are within one quarter of a mile of each other.  This rule applies to equipment and activities used for onshore oil and natural gas production, and for natural gas processing.  It does not apply to offshore operations.  Finally, the EPA also issued a final Federal Implementation Plan (“FIP”) for Indian country, which implements the minor new source review program in Indian country for oil and natural gas production.  The FIP will be used instead of site-specific minor new source review preconstruction permits in Indian country and incorporates emissions limits and other requirements from eight federal air standards, including the final New Source Performance Standard, subpart OOOOa.  Requirements of the FIP apply throughout Indian country, except non-reservation areas, unless a tribe or the EPA demonstrates jurisdiction for those areas.

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

In June 2017, the EPA proposed staying the final rule implementing certain of the new oil and gas standards for two years while it reconsiders the rules.  In November 2017, the EPA issued a notice of data availability for the proposed stay of the rules, with a comment period closing on December 8, 2017.

We are currently engaged in discussions with the Colorado Department of Public Health and Environment (the “CDPHE”) concerning certain equipment used in our Redtail facilities and our compliance with various air permits and applicable federal and state air quality laws and regulations over the control of air pollutant emissions from those facilities.  We and the CDPHE are negotiating the terms of a settlement agreement to resolve this matter.

Hydraulic Fracturing.  Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight rock formations.  The process involves the injection of mainly water and sand plus a de minimis amount of chemicals under pressure into formations to fracture the surrounding rock and stimulate production.  Hydraulic fracturing has been utilized to complete wells in our most active areas located in the states of Colorado, Montana and North Dakota and we expect it will also be used in the future.  Should our exploration and production activities expand to other states, it is likely that we will utilize hydraulic fracturing to complete or recomplete wells in those areas.  The process is typically regulated by state oil and gas commissions.  However, the EPA also issued guidance in 2014 for permitting authorities and the industry regarding the process for obtaining a permit for hydraulic fracturing involving diesel.

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

Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office and the White House Council for Environmental Quality.  In March 2015, the U.S. Department of the Interior released a final rule addressing (i) hydraulic fracturing on federal and Indian oil and natural gas leases to require validation of well integrity and strong cement barriers between the wellbore and water zones through which the wellbore passes, (ii) disclosure of chemicals used in hydraulic fracturing to the Bureau of Land Management, (iii) higher standards for interim storage of recovered waste fluids from hydraulic fracturing, and (iv) measures to lower the risk of cross-well contamination with chemicals and fluids used in fracturing operations.  In addition, legislation has been introduced in Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.  Also, some states have adopted, and other states are considering adopting, regulations that could ban, restrict or impose additional requirements on activities relating to hydraulic fracturing in certain circumstances.  For example, in June 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production in Texas) and the public.  Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available.  Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to pursue legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect human health or the environment, including groundwater.  This rule was challenged in federal court and in June 2016, the Wyoming District Court hearing the case ruled that the Department of the Interior had exceeded its authority in issuing the rule.  In March 2017, Justice Department lawyers representing the Bureau of Land Management asked the Court of Appeals for the Tenth Circuit to stay the government’s previously filed appeal as the Trump Administration was planning to rescind the rules; and in July 2017, the Department of the Interior announced its proposal to rescind the rules, with the public comment period on the proposal closing in September 2017.  On December 29, 2017, the Department of the Interior issued a final rule rescinding the 2015 rule.

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

Further, in May 2014, the EPA published an Advance Notice of Proposed Rulemaking under the Toxic Substances Control Act, relating to the disclosure of chemical substances and mixtures used in oil and gas exploration and production.  On July 11, 2014, the EPA extended the public comment period for the rulemaking to September 18, 2014.  The EPA has not yet taken further action with respect to this rule.  Depending on the precise disclosure requirements the EPA elects to impose, if any, we may be obliged to disclose valuable proprietary information, and failure to do so may subject us to penalties.

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

In October 2016, the EPA proposed revisions to the rule applicable to GHGs for PSD and Title V permitting requirements.  On November 18, 2016, the EPA extended the public comment period for the rulemaking to December 16, 2016.  The proposed rule has not yet been finalized.

In accordance with President Obama’s Climate Action Plan, in August 2015, the EPA issued a rule to reduce carbon emissions from electric generating units.  The rule, commonly called the “Clean Power Plan”, requires states to develop plans to reduce carbon emissions from fossil fuel-fired generating units commencing in 2022, with the reductions to be fully phased in by 2030.  Each state is given a different carbon reduction target, but the EPA expects that, in the aggregate, the overall proposal will reduce carbon emissions from electric generating units by 32% from 2005 levels.  States are given substantial flexibility in meeting their emission reduction targets and can generally choose to lower carbon emissions by replacing higher carbon generation, such as coal or natural gas, with lower carbon generation, such as efficient natural gas units or renewable energy alternatives.  Several industry groups and states have challenged the Clean Power Plan in the Court of Appeals for the D.C. Circuit, and in February 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan while it is being challenged in court.  The Court of Appeals for the D.C. Circuit heard oral arguments on the Clean Power Plan in September 2016, but has not yet issued a decision.  On March 28, 2017, the Trump Administration issued an executive order directing the EPA to review the Clean Power Plan.  On the same day, the EPA filed a motion in the U.S. Court of Appeals for the D.C. Circuit requesting that the court hold the case in abeyance while the EPA conducts its review of the Clean Power Plan.  On October 16, 2017, the EPA published a proposed rule that would repeal the Clean Power Plan.  The EPA also stated in the proposed rule that the agency has not determined the scope of any rule to regulate GHG emissions from existing electric generating units, but intends to issue an Advance Notice of Proposed Rulemaking “in the near future.”  Several states have already announced their intention to challenge any repeal of the Clean Power Plan.  It is not yet clear what changes, if any, will result from the EPA’s proposal, whether or how the courts will rule on the legality of the Clean Power Plan, the EPA’s repeal of the rules, or any future replacement.

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

Employees

As of January 31, 2018, we had approximately 830 full-time employees, including 22 senior level geoscientists and 59 petroleum engineers.  Our employees are not represented by any labor unions.  We consider our relations with our employees to be satisfactory and have never experienced a work stoppage or strike.

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

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements.  Also, prices for crude oil and prices for natural gas do not necessarily move in tandem.  Declines in oil or natural gas prices would not only reduce revenue, but could also reduce the amount of oil and natural gas that we can economically produce and therefore potentially lower our oil and gas reserve quantities.  If the oil and natural gas industry experiences extended periods of low prices, we may, among other things, be unable to meet all of our financial obligations or make planned expenditures.

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

Lower commodity prices may also make it more difficult for us to comply with the covenants and other restrictions in the agreements governing our debt as described under the risk factor entitled “The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business.”

Alternatively, higher oil prices may result in significant mark-to-market losses being incurred on our commodity-based derivatives, which may in turn cause us to experience net losses.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Our future success will depend on the success of our exploration, development and production activities.  Our oil and natural gas exploration and development activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production.  Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations.  Refer to the risk factor entitled “Reserve estimates depend on many assumptions that may turn out to be inaccurate...” for a discussion of the uncertainty involved in these processes.  Our cost of drilling, completing and operating wells is often uncertain before drilling commences.  Overruns in budgeted expenditures are common risks that can make a particular project uneconomical.  Further, many factors may curtail, delay or cancel drilling, including the following:

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

As of December 31, 2017, we had no borrowings and $2 million in letters of credit outstanding under Whiting Oil and Gas Corporation’s (“Whiting Oil and Gas”) credit facility with $2.3 billion of available borrowing capacity, as well as $3.2 billion of senior notes and $562 million of convertible senior notes outstanding.  We are allowed to incur additional indebtedness, provided that we meet certain requirements in the indentures governing our senior notes and Whiting Oil and Gas’ credit agreement.

Our level of indebtedness and the covenants contained in the agreements governing our debt could have important consequences for our operations, including:

•

making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under Whiting Oil and Gas’ credit agreement and the indentures governing our senior notes and convertible senior notes;

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

We may not have sufficient funds to make such repayments.  If we are unable to repay our debt with cash on hand, we could attempt to refinance such debt, sell assets or repay such debt with the proceeds from an equity offering.  We may not be able to generate sufficient cash flow to pay the interest on our debt or future borrowings, and equity financings or proceeds from the sale of assets may not be available to pay or refinance such debt.  The terms of our debt, including Whiting Oil and Gas’ credit agreement, may also prohibit us from taking such actions.  Factors that will affect our ability to raise cash through an offering of our capital stock or debt securities, a refinancing of our debt or a sale of assets include financial market conditions and our market value and operating performance at the time of such offering or other financing.  We may not be able to successfully complete any such offering, refinancing or sale of assets.

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

The indentures governing our senior notes and convertible senior notes and Whiting Oil and Gas’ credit agreement contain various restrictive covenants that may limit our management’s discretion in certain respects.  In particular, these agreements will limit our and our subsidiaries’ ability to, among other things:

•	pay dividends or make other distributions or repurchase or redeem our capital stock;
•	prepay, redeem or repurchase certain debt;
•	make loans and investments;
•	incur or guarantee additional indebtedness or issue preferred stock;
•	create certain liens;
•	enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us;
•	sell assets;
•	consolidate, merge or transfer all or substantially all of our assets and those of our restricted subsidiaries taken as a whole;
•	engage in transactions with affiliates;
•	enter into hedging contracts; and
•	create unrestricted subsidiaries.

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

If we fail to comply with the restrictions in the indentures governing our senior notes and convertible senior notes, Whiting Oil and Gas’ credit agreement or any other subsequent financing agreements, a default may allow the creditors to accelerate the related indebtedness as well as any other indebtedness to which a cross-acceleration or cross-default provision applies.  In addition, lenders may be able to terminate any commitments they had made to make further funds available to us.  Furthermore, if we were unable to repay the amounts due and payable under Whiting Oil and Gas’ credit agreement, those lenders could proceed against the collateral granted to them to secure that indebtedness.  In the event that our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets or be able to borrow sufficient funds to repay or refinance that indebtedness.  Also, if we are in default under the agreements governing our indebtedness, we will not be able to pay dividends on our capital stock.

If oil, NGL and natural gas prices decrease, we may be required to take write-downs of the carrying values of our oil and gas properties.

Accounting rules require that we periodically review the carrying value of our producing oil and gas properties for possible impairment.  Based on specific market factors and circumstances at the time of prospective impairment reviews (which may include depressed oil, NGL and natural gas prices and the continuing evaluation of development plans, production data, economics and other factors) we may be required to write down the carrying value of our oil and gas properties.  For example, we recorded a $835 million impairment charge during 2017 for the partial write-down of the Redtail field in Colorado.  A write-down constitutes a non-cash charge to earnings.  We may incur additional impairment charges in the future, which could have a material adverse effect on our results of operations in the period recognized.

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

Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office and the White House Council for Environmental Quality.  In March 2015, the U.S. Department of the Interior released a final rule addressing (i) hydraulic fracturing on federal and Indian oil and natural gas leases to require validation of well integrity and strong cement barriers between the wellbore and water zones through which the wellbore passes, (ii) disclosure of chemicals used in hydraulic fracturing to the Bureau of Land Management, (iii) higher standards for interim storage of recovered waste fluids from hydraulic fracturing, and (iv) measures to lower the risk of cross-well contamination with chemicals and fluids used in fracturing operations.    This rule was challenged in federal court and in June 2016, the Wyoming District Court hearing the case ruled that the Department of the Interior had exceeded its authority in issuing the rule.  In March 2017, Justice Department lawyers representing the Bureau of Land Management asked the Court of Appeals for the Tenth Circuit to stay the government’s previously filed appeal as the Trump Administration was planning to rescind the rules; and in July 2017, the Department of the Interior announced its proposal to rescind the rules, with the public comment period on the proposal closing in September 2017.  On December 29, 2017, the Department of the Interior issued a final rule rescinding the 2015 rule.

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

As of December 31, 2017, we had three physical delivery contracts which require us to deliver fixed volumes of crude oil.  One of these contracts is tied to oil production at our Sanish field in Mountrail County, North Dakota, and two are tied to oil production at our Redtail field in Weld County, Colorado.  Although, we believe that our production and reserves are sufficient to fulfill the delivery commitment at our Sanish field in North Dakota, if we fail to deliver the committed volumes, we would be required to pay a deficiency payment of $7.00 per undelivered barrel (subject to upward adjustment).  At our Redtail field, we have determined that it is not probable that future oil production will be sufficient to meet the minimum volume requirements under our two contracts in this area.  On February 1, 2018, we paid $61 million to the counterparty to one of these Redtail delivery contracts to settle all future minimum volume commitments under the agreement.  We expect to make periodic deficiency payments under the second Redtail contract that currently total $4.92 per undelivered Bbl (subject to upward adjustment).    During 2017, 2016 and 2015, total deficiency payments under these contracts amounted to $66 million, $43 million and $15 million, respectively.  Refer to “Properties – Delivery Commitments” for more information about these delivery contracts.

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

You should not assume that the present value of future net revenues from our proved reserves, as referred to in this report, is the current market value of our estimated proved oil and natural gas reserves.  In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on 12-month average prices and current costs as of the date of the estimate.  The 12-month average prices used for the year ended December 31, 2017 were  $51.34 per Bbl and $2.98 per MMBtu.    Actual future prices and costs may differ materially from those used in the estimate.  If the 12-month average oil prices used to calculate our oil reserves decline by $1.00 per Bbl, then the standardized measure of discounted future net cash flows of our estimated proved reserves as of December 31, 2017 would have decreased by $181 million.  If the 12-month average natural gas prices used to calculate our natural gas reserves decline by $0.10 per MMBtu, then the standardized measure of discounted future net cash flows of our estimated proved reserves as of December 31, 2017 would have decreased by $21 million.

Our exploration and development operations require substantial capital, and we may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and a decline in our oil and natural gas reserves.

The oil and gas industry is capital intensive.  We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration, development, production and acquisition of oil and natural gas reserves.  To date, we have financed capital expenditures through a combination of internally generated cash flows,  equity and debt issuances, bank borrowings, agreements with industry partners and oil and gas property divestments.  We intend to finance future capital expenditures with cash flow from operations, proceeds from property divestitures, cash on hand and financing arrangements.  Our cash flow from operations and access to capital is subject to a number of variables, including:

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

Part of our business strategy includes selling properties when we believe that the sales price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.  However, there is no assurance that such sales will occur in the time frames or with the economic terms we expect.  Unless we conduct successful exploration, development and production activities or acquire properties containing proved reserves, divestitures of our properties will reduce our proved reserves and potentially our production.  We may not be able to develop, find or acquire additional reserves sufficient to replace such reserves and production from any of the properties we sell.  Additionally, agreements pursuant to which we sell properties may include terms that survive closing of the sale, including indemnification provisions, which could obligate us to substantial liabilities.

Risks associated with the production, gathering, transportation and sale of oil, NGLs and natural gas could adversely affect net income and cash flows.

Our net income and cash flows will depend upon, among other things, oil, NGL and natural gas production and the prices received and costs incurred to develop and produce oil and natural gas reserves.  Drilling, production or transportation accidents that temporarily or permanently halt the production and sale of oil, NGLs and natural gas will decrease revenues and increase expenditures.  For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages.  Any costs incurred in connection with any such accidents that are not insured against will have the effect of reducing net income.  Also, we do not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations.  Refer to the risk factor entitled “Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing...” for a discussion of the uncertainty involved in the regulation of hydraulic fracturing.  Also, our oil, NGL and natural gas production depends in large part on the proximity and capacity of pipeline systems and transportation facilities which are mostly owned by third parties.  The lack of availability or the lack of capacity on these systems and facilities could result in the curtailment of production or the delay or discontinuance of drilling plans.    Similarly, curtailments or damage to pipelines and other transportation facilities used to transport oil, NGLs and natural gas production to markets for sale could decrease revenues or increase transportation expenses.  Any such curtailments or damage to the gathering systems could also require finding alternative means to transport the oil, NGLs and natural gas production, which alternative means could result in additional costs that will have the effect of increasing transportation expenses.

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

Unless production is established on our undeveloped acreage, the underlying leases will expire.  As of December 31, 2017, the portion of our net undeveloped acreage that is subject to expiration over the next three years, if not successfully developed or renewed, is approximately 37% in 2018, 10% in 2019 and 12% in 2020.  The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all.  In addition, on certain portions of our acreage, third-party leases become immediately effective if our leases expire.  As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business.

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

We have specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage.  These scheduled drilling locations represent a significant part of our growth strategy.  Our ability to drill and develop these locations depends on a number of uncertainties, including oil and natural gas prices, the availability of capital, costs of oil field goods and services, drilling results, our ability to extend drilling acreage leases beyond expiration, regulatory approvals and other factors.  Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or gas from these or any other potential drilling locations.  As such, our actual drilling activities may materially differ from those presently identified, which could in turn adversely affect our business or require us to remove certain proved undeveloped reserves from our proved reserve base if we are unable to drill those PUD locations within the SEC’s 5-year window.

We have been an early entrant into new or emerging plays.  As a result, our drilling results in these areas are uncertain, the value of our undeveloped acreage may decline and we may incur impairment charges if drilling results are unsuccessful.

While our costs to acquire undeveloped acreage in new or emerging plays have generally been less than those of later entrants into a developing play, our drilling results in these areas are more uncertain than drilling results in areas that are developed and producing.  Since new or emerging plays have limited or no production history, we are unable to use past drilling results in those areas to help predict our future drilling results.  Therefore, our cost of drilling, completing and operating wells in these areas may be higher than initially expected, and the value of our undeveloped acreage will decline if drilling results are unsuccessful.  Furthermore, if drilling results are unsuccessful, we may be required to write down the carrying value of our undeveloped acreage in new or emerging plays.  For example, during 2017 we recorded a $12 million non-cash charge for the impairment of undeveloped oil and gas properties where we have no current or future plans to drill.  We may also incur such impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.  Additionally, our rights to develop a portion of our undeveloped acreage may expire if not successfully developed or renewed.  Refer to “Acreage” in Item 2 of this Annual Report on Form 10-K for more information relating to the expiration of our rights to develop undeveloped acreage.

Properties that we acquire may not produce as projected, and we may be unable to identify liabilities associated with the properties or obtain indemnities from sellers for liabilities they may have created.

Our business strategy includes a continuing acquisition program.  From 2004 through 2017, we completed 21 separate significant acquisitions of producing properties with a combined purchase price of $6.4 billion for estimated proved reserves as of the effective dates of the acquisitions of 445.2 MMBOE.  The successful acquisition of producing properties requires assessment of many factors, which are inherently inexact and may be inaccurate, including the following:

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

We enter into hedging transactions of our oil and natural gas production revenues to reduce our exposure to fluctuations in the price of oil and natural gas.  Our hedging transactions to date have consisted of financially settled crude oil and natural gas options contracts, primarily costless collars and swaps, placed with major financial institutions.  As of January 23, 2018, we had contracts covering the sale of 1,850,000 barrels of oil per month for all of 2018, which represents approximately 72% of our forecasted 2018 oil production volumes.  All of our oil hedges will expire by June 2019.  Refer to “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this Annual Report on Form 10-K for pricing information and a more detailed discussion of our hedging transactions.

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

We operate 82% of our net productive oil and natural gas wells, which represents 88% of our proved developed producing reserves as of December 31, 2017.  If we do not operate the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of our properties.  The failure of an operator of our wells to adequately perform operations or an operator’s breach of the applicable agreements could reduce our production and revenues.  The success and timing of our drilling and development activities on properties operated by others therefore depends upon a number of factors outside of our control, including the operator’s decisions with respect to the timing and amount of capital expenditures, the period of time over which the operator seeks to generate a return on capital expenditures, inclusion of other participants in drilling wells, and the use of technology, as well as the operator’s expertise and financial resources and the operator’s relative interest in the field.  Operators may also opt to decrease operational activities following a significant decline in, or a sustained period of low, oil or natural gas prices.  Because we do not have a majority interest in most wells we do not operate, we may not be in a position to remove the operator in the event of poor performance.  Accordingly, while we use reasonable efforts to cause the operator to act in a prudent manner, we are limited in our ability to do so.

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

Our oil and gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may require the acquisition of a permit before drilling commences; restrict the types, quantities and concentration of materials that can be released into the environment in connection with drilling and production activities; limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and impose substantial liabilities for pollution resulting from our operations.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations, the imposition of injunctive relief, or certain leases could be cancelled in the event that an agency refuses to issue or delays the issuance of a required permit.  Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or if our operations were standard in the industry at the time they were performed.  Private parties, including the surface owners of properties upon which we drill, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage.  We may not be able to recover some or any of these costs from insurance.  Moreover, federal law and some state laws allow the government to place a lien on real property for costs incurred by the government to address contamination on the property.

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

The EPA announced in 2015 that it would directly regulate methane emissions from oil and natural gas wells for the first time as part of President Obama’s Climate Action Plan.  As part of this strategy, in May 2016, the EPA issued three final rules.  The EPA issued a final rule that updated the New Source Performance Standards to add requirements that the oil and gas industry reduce emissions of greenhouse gases and to cover additional equipment and activities in the oil and gas production chain.  The final rule sets emissions limits for methane, which is the principal greenhouse gas emitted by equipment and processes in the oil and gas sector.  This rule applies to new, reconstructed and modified processes and equipment.  This rule also expands the volatile organic compound emissions limits to hydraulically fractured oil wells and equipment used across the industry that was not regulated in the 2012 rules.  The rule also requires owners and operators to find and repair leaks, also known as “fugitive emissions.”  The EPA also issued a final rule known as the Source

Determination Rule, which is intended to clarify when multiple pieces of equipment and activities in the oil and gas industry must be deemed a single source when determining whether major source permitting programs apply under the prevention of significant deterioration, nonattainment new source review preconstruction and operation permit programs under Title V of the CAA (“Title V”).  The final rule defines the term “adjacent” to clarify that equipment and activities in the oil and gas sector that are under common control will be considered part of the same source if they are located near each other – specifically, if they are located on the same site, or on sites that share equipment and are within one quarter of a mile of each other.  This rule applies to equipment and activities used for onshore oil and natural gas production, and for natural gas processing.  It does not apply to offshore operations.  Finally, the EPA also issued a final Federal Implementation Plan (“FIP”) for Indian country, which implements the minor new source review program in Indian country for oil and natural gas production.  The FIP will be used instead of site-specific minor new source review preconstruction permits in Indian country and incorporates emissions limits and other requirements from eight federal air standards, including the final New Source Performance Standard, subpart OOOOa. Requirements of the FIP apply throughout Indian country, except non-reservation areas, unless a tribe or the EPA demonstrates jurisdiction for those areas.

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

In June 2017, the EPA proposed staying the final rule implementing certain of the new oil and gas standards for two years while it reconsiders the rules.  In November 2017, the EPA issued a notice of data availability for the proposed stay of the rules, with a comment period closing on December 8, 2017.

We are currently engaged in discussions with the Colorado Department of Public Health and Environment (the “CDPHE”) concerning certain equipment used in our Redtail facilities and our compliance with various air permits and applicable federal and state air quality laws and regulations over the control of air pollutant emissions from those facilities.  We and the CDPHE are negotiating the terms of a settlement agreement to resolve this matter.

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

In accordance with President Obama’s Climate Action Plan, in August 2015, the EPA issued a rule to reduce carbon emissions from electric generating units.  The rule, commonly called the “Clean Power Plan”, requires states to develop plans to reduce carbon emissions from fossil fuel-fired generating units commencing in 2022, with the reductions to be fully phased in by 2030.  Each state is given a different carbon reduction target, but the EPA expects that, in the aggregate, the overall proposal will reduce carbon emissions from electric generating units by 32% from 2005 levels.  States are given substantial flexibility in meeting their emission reduction targets and can generally choose to lower carbon emissions by replacing higher carbon generation, such as coal or natural gas, with lower carbon generation, such as efficient natural gas units or renewable energy alternatives.  Several industry groups and states have challenged the Clean Power Plan in the Court of Appeals for the D.C. Circuit, and in February 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan while it is being challenged in court.  The Court of Appeals for the D.C. Circuit heard oral arguments on the Clean Power Plan in September 2016, but has not yet issued a decision.  On March 28, 2017, the Trump Administration issued an executive order directing the EPA to review the Clean Power Plan.  On the same day, the EPA filed a motion in the U.S. Court of Appeals for the D.C. Circuit requesting that the court hold the case in abeyance while the EPA conducts its review of the Clean Power Plan.  On October 16, 2017, the EPA published a proposed rule that would repeal the Clean Power Plan.  The EPA also stated in the proposed rule that the agency has not determined the scope of any rule to regulate GHG emissions from existing electric generating units, but intends to issue an Advance Notice of Proposed Rulemaking “in the near future.”  Several states have already announced their intention to challenge any repeal of the Clean Power Plan.  It is not yet clear what changes, if any, will result from the EPA’s proposal, whether or how the courts will rule on the legality of the Clean Power Plan, the EPA’s repeal of the rules, or any future replacement.

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

To a large extent, we depend on the services of our senior management and technical personnel.  The loss of the services of our senior management or technical personnel, including Bradley J. Holly, President and Chief Executive Officer; Bruce R. DeBoer, Senior Vice President, General Counsel and Corporate Secretary; Peter W. Hagist, Senior Vice President, Planning; Rick A. Ross, Senior Vice President, Operations; Michael J. Stevens, Senior Vice President and Chief Financial Officer;  Mark R. Williams, Senior Vice President, Exploration and Development; Steven A. Kranker, Vice President, Reservoir Engineering/Acquisitions; or David M. Seery, Vice President, Land, could have a material adverse effect on our operations.  We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals.

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

Item 1B.       Unresolved Staff Comments

None.

Item 2.        Properties

Summary of Oil and Gas Properties and Projects

Northern Rocky Mountains

Our Northern Rocky Mountains operations include our properties in the Williston Basin of North Dakota and Montana targeting the Bakken and Three Forks formations and encompassing approximately 688,200 gross (409,600 net) developed and undeveloped acres as of December 31, 2017.  Our estimated proved reserves in the Northern Rocky Mountains as of December 31, 2017 were 562.5 MMBOE (53% oil), which represented 91% of our total estimated proved reserves and contributed 106.8 MBOE/d of average daily production in the fourth quarter of 2017.

Across our acreage in the Williston Basin, we have implemented new completion designs which utilize cemented liners, plug-and-perf technology, significantly higher sand volumes, new diversion technology and both hybrid and slickwater fracture stimulation methods, which have resulted in improved initial production rates.  As of December 31, 2017, we had four rigs active in the Williston Basin, and we plan to add a fifth rig in this area mid-year 2018.

Central Rocky Mountains

Our Central Rocky Mountains operations include properties at our Redtail field in the Denver Julesburg Basin (“DJ Basin”) in Weld County, Colorado targeting the Niobrara and Codell/Fort Hays formations and encompassing approximately 120,200 gross (100,000 net) developed and undeveloped acres as of December 31, 2017.    Our estimated proved reserves in the Central Rocky Mountains as of December 31, 2017 were 49.9 MMBOE (70% oil), which represented 8% of our total estimated proved reserves and contributed 20.6 MBOE/d of average daily production in the fourth quarter of 2017.

We have established production in the Niobrara “A”, “B” and “C” zones and the Codell/Fort Hays formations.  In response to low commodity prices, we suspended completion operations in this area beginning in the second quarter of 2016, however, we resumed completion activity during the first quarter of 2017 and added a second completion crew in April 2017.  During 2017, we completed and brought on production a significant portion of our drilled uncompleted well inventory (“DUCs”) from yearend 2016.  During the fourth quarter of 2017, based on the recent and comparative well performance results of the DJ Basin to the Williston Basin, our management decided to concentrate development activities during 2018 in the Williston Basin.  We plan to complete 22 DUCs in our Redtail field during the first half of 2018, and then cease additional development activity in this area until commodity prices further recover.

Our Redtail gas plant processes the associated gas produced from our wells in this area, and has a current inlet capacity of 50 MMcf/d.  As of December 31, 2017, the plant was processing 26 MMcf/d.

Other

Our other operations primarily relate to non-core assets in Colorado, Mississippi,  New Mexico, Texas and Wyoming.  As of December 31, 2017, these properties contributed 5.2 MMBOE (86% oil) of proved reserves to our portfolio of operations, which represented 1% of our total estimated proved reserves and contributed 0.6 MBOE/d of average daily production in the fourth quarter of 2017.

Reserves

As of December 31, 2017 and 2016, all of our oil and gas reserves were attributable to properties within the United States.  A summary of our proved oil and gas reserves as of December 31, 2017 and 2016 based on average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2017 and 2016, respectively) is as follows:

	Oil	NGLs	Natural Gas	Total
	(MBbl)	(MBbl)	(MMcf)	(MBOE)
2017
Proved developed reserves	179,829	76,957	473,829	335,758
Proved undeveloped reserves	157,754	61,992	372,648	281,854
Total proved reserves	337,583	138,949	846,477	617,612
2016
Proved developed reserves	183,165	51,888	337,860	291,363
Proved undeveloped reserves	211,602	49,605	377,799	324,174
Total proved reserves	394,767	101,493	715,659	615,537

Proved reserves.  Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

Total extensions and discoveries of 58.3 MMBOE in 2017 were primarily attributable to successful drilling in the Williston Basin.  Both the new wells drilled in this area as well as the PUD locations added as a result of drilling increased our proved reserves.

Sales of minerals in place totaled 50.4 MMBOE during 2017 and were primarily attributable to the disposition of the FBIR Assets as further described in “Acquisitions and Divestitures” within Item 1 of this Annual Report on Form 10-K.

In 2017, revisions to previous estimates increased proved developed and undeveloped reserves by a net amount of 37.1 MMBOE.  Included in these revisions were (i) 88.7 MMBOE of upward adjustments caused by higher crude oil, NGL and natural gas prices incorporated into our reserve estimates at December 31, 2017 as compared to December 31, 2016 and (ii) 51.6 MMBOE of downward adjustments primarily attributable to reservoir analysis and well performance at our Redtail field in Colorado.

Proved undeveloped reserves.  Our PUD reserves decreased 13% or 42.3 MMBOE on a net basis from December 31, 2016 to December 31, 2017.  The following table provides a reconciliation of our PUDs for the year ended December 31, 2017:

Total
(MBOE)
PUD balance—December 31, 2016	324,174
Converted to proved developed through drilling	(43,047)
Added from extensions and discoveries	41,039
Sold	(28,337)
Revisions	(11,975)
PUD balance—December 31, 2017	281,854

During 2017, we incurred $668 million in capital expenditures, or $15.52 per BOE, to drill and bring on-line 43.0 MMBOE of PUD reserves.    In addition, we added 41.0 MMBOE of PUDs from extensions and discoveries during the year primarily due to successful drilling in the Williston Basin.  We have made an investment decision and adopted a development plan to drill all of our individual PUD locations within five years of the date such PUDs were added.    In that regard, under our current 2018 development plan, we expect to convert approximately 53.4 MMBOE of PUDs to proved developed reserves during the year.

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

CG&A is a Texas Registered Engineering Firm.  Our primary contact at CG&A is Mr. W. Todd Brooker, President.  Mr. Brooker is a State of Texas Licensed Professional Engineer.  Refer to Exhibit 99.2 of this Annual Report on Form 10-K for the Report of Cawley, Gillespie & Associates, Inc. and further information regarding the professional qualifications of Mr. Brooker.

Our Vice President of Reservoir Engineering and Acquisitions is responsible for overseeing the preparation of the reserves estimates.  He has over 33 years of experience, the majority of which has involved reservoir engineering and reserve estimation, and he holds a Bachelor’s degree in petroleum engineering from the Colorado School of Mines.  He is also a member of the Society of Petroleum Engineers.

Acreage

The following table summarizes gross and net developed and undeveloped acreage by core area at December 31, 2017.  Net acreage represents our percentage ownership of gross acreage.  Acreage in which our interest is limited to royalty and overriding royalty interests has been excluded.

	Developed Acreage		Undeveloped Acreage (1)		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Northern Rocky Mountains	648,122	385,610	40,078	23,982	688,200	409,592
Central Rocky Mountains	41,301	35,806	78,896	64,165	120,197	99,971
Other (2)	113,258	68,593	134,342	68,505	247,600	137,098
	802,681	490,009	253,316	156,652	1,055,997	646,661

_____________________

(1)

Out of a total of approximately 253,300 gross (156,700 net) undeveloped acres as of December 31, 2017, the portion of our net undeveloped acreage that is subject to expiration over the next three years, if not successfully developed or renewed, is approximately 37% in 2018,  10% in 2019 and 12% in 2020.  Only a minor amount of our proved undeveloped reserves are located on leases that are subject to expiration during 2018.

(2)	Other includes Arkansas, California, Colorado, Louisiana, Michigan, Mississippi, New Mexico, Oklahoma, Texas, Utah and Wyoming.

Production History

The following table presents historical information about our produced oil and gas volumes:

	Year Ended December 31,
	2017	2016	2015
Total Company production
Oil (MMBbl)	29.3	34.0	47.2
NGL (MMBbl)	7.0	6.6	5.5
Natural gas (Bcf)	41.3	41.4	41.1
Total (MMBOE)	43.1	47.5	59.6
Daily average (MBOE/d)	118.1	129.9	163.2
Sanish field production (1)
Oil (MMBbl)	5.7	7.2	9.4
NGL (MMBbl)	1.1	1.0	1.2
Natural gas (Bcf)	7.1	7.8	7.3
Total (MMBOE)	8.0	9.5	11.8
Average sales prices (before the effects of hedging)
Oil (per Bbl)	$44.30	$34.36	$40.95
NGLs (per Bbl)	$16.00	$8.88	$12.67
Natural gas (per Mcf)	$1.78	$1.40	$2.20
Average production costs
Production costs (per BOE) (2)	$8.57	$8.25	$9.02

_____________________

(1)	The Sanish field was our only field that contained 15% or more of our total proved reserve volumes during the periods presented.
(2)	Production costs reported above exclude ad valorem taxes.

Productive Wells

The following table summarizes gross and net productive oil and natural gas wells by core area at December 31, 2017.  A net well represents our percentage ownership of a gross well.  Wells in which our interest is limited to royalty and overriding royalty interests are excluded.

	Oil Wells		Natural Gas Wells		Total Wells(1)
	Gross	Net	Gross	Net	Gross	Net
Northern Rocky Mountains	2,767	1,218	-	-	2,767	1,218
Central Rocky Mountains	373	293	-	-	373	293
Other (2)	1,566	428	69	41	1,635	469
Total	4,706	1,939	69	41	4,775	1,980

_____________________

(1)	14 wells have multiple completions, and these 14 wells contain a total of 34 completions. One or more completions in the same bore hole are counted as one well.
(2)	Other primarily includes non-core oil and gas properties located in Colorado, New Mexico, North Dakota, Texas and Wyoming.

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

	Gross Wells			Net Wells
	Productive	Dry	Total	Productive	Dry	Total
2017
Development	238	-	238	164.1	-	164.1
Exploratory	-	-	-	-	-	-
Total	238	-	238	164.1	-	164.1
2016
Development	89	-	89	48.2	-	48.2
Exploratory	-	-	-	-	-	-
Total	89	-	89	48.2	-	48.2
2015
Development	531	1	532	260.1	1.0	261.1
Exploratory	7	1	8	5.7	1.0	6.7
Total	538	2	540	265.8	2.0	267.8

As of December 31, 2017,  we had four operated drilling rigs active on our properties in our Northern Rocky Mountains area.   As of December 31, 2017, we had 174 gross (86.4 net) operated and non-operated wells in the process of drilling, completing or waiting on completion.

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

Our proved undeveloped reserve quantities that are associated with hydraulic fracture treatments consist of substantially all of our proved undeveloped reserves, or 281.9 MMBOE.

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

As of December 31, 2017, we had three physical delivery contracts which require us to deliver fixed volumes of crude oil.  One of these contracts is tied to oil production at our Sanish field in Mountrail County, North Dakota and became effective upon completion of the Dakota Access Pipeline on June 1, 2017.  The remaining two contracts are tied to oil production at our Redtail field in Weld County, Colorado.  On February 1, 2018, we paid $61 million to the counterparty to one of these Redtail delivery contracts to settle all future minimum volume commitments under the agreement.  The following table summarizes our remaining Sanish and Redtail delivery commitments as of December 31, 2017, as adjusted for the February 1, 2018 settlement:

	Sanish Contracted	Redtail 1 Contracted	Redtail 2 Contracted	As a Percentage of
	Crude Oil Volumes	Crude Oil Volumes	Crude Oil Volumes	Total 2017
Period	(Bbl)	(Bbl)	(Bbl) (1)	Oil Production
Jan - Dec 2018	5,475,000	14,150,000	620,000	69%
Jan - Dec 2019	5,475,000	15,975,000	-	73%
Jan - Dec 2020	5,490,000	4,140,000	-	33%
Jan - Dec 2021	5,475,000	-	-	19%
Jan - Dec 2022	5,475,000	-	-	19%
Jan - Dec 2023	5,475,000	-	-	19%
Jan - Dec 2024	2,280,000	-	-	8%

_____________________

(1)	Reflects the reduced volumes under this contract as a result of its settlement on February 1, 2018.

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

Under the terms of the first Redtail contract, if we fail to deliver the committed volumes we are required to pay a deficiency payment that currently totals $4.92 per undelivered Bbl (subject to upward adjustment) over the duration of the contract.  Under the terms of the second Redtail contract, and prior to its termination on February 1, 2018, if we failed to deliver the committed volumes we were required to pay a deficiency payment equal to the terminal and pipeline transportation fees paid by the counterparty on such undelivered barrels, or $3.93 per undelivered Bbl.  We have determined that it is not probable that future oil production from our Redtail field will be sufficient to meet the minimum volume requirements specified in the related physical delivery contracts, and as a result, we expect to make periodic deficiency payments for any shortfalls in delivering the minimum committed volumes.  We recognize any monthly deficiency payments in the period in which the underdelivery takes place and the related liability has been incurred.  During 2017, 2016 and 2015, total deficiency payments under these contracts amounted to $66 million, $43 million and $15 million, respectively.

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

After the closing of the acquisition of Kodiak Oil & Gas Corp. in December 2014, the U.S. Environmental Protection Agency (the “EPA”) contacted us to discuss Kodiak’s responses to a June 2014 information request from the EPA under Section 114(a) of the Federal Clean Air Act, as amended (the “CAA”).  In addition, in July 2015 and March 2016, we received information requests from the EPA under Section 114(a) of the CAA.  The information requests relate to tank batteries used in our Williston Basin operations and our compliance with certain regulatory requirements at those locations for the control of air pollutant emissions from those facilities.  We have responded to the EPA’s July 2015 and March 2016 information requests, and such responses were also provided to the North Dakota Department of Health (the “NDDoH”), with whom the EPA was coordinating in making the requests.

In connection with the above EPA inquiries, we entered into a settlement with the NDDoH that became effective in November 2016.  This settlement addressed approximately 94% of our North Dakota properties owned at the time but did not address our operations on the Fort Berthold Indian Reservation in North Dakota, over which the EPA has sole authority to enforce CAA violations.  In September 2017, we completed the sale of our interests in all Fort Berthold Indian Reservation properties that we previously obtained from Kodiak.  In November 2017, we entered into a settlement with the EPA concerning the alleged violations of applicable regulations by Kodiak prior to its acquisition, and by us after we acquired the subject properties.  Under the terms of the settlement agreement we and the EPA agreed that we would pay a civil penalty of $450,000, which penalty was paid in full in November 2017.

We are currently engaged in discussions with the Colorado Department of Public Health and Environment (the “CDPHE”) concerning certain equipment used in our Redtail facilities and our compliance with various air permits and applicable federal and state air quality laws and regulations over the control of air pollutant emissions from those facilities.  We and the CDPHE are negotiating the terms of a settlement agreement to resolve this matter.

Item 4.        Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information, as of February 15, 2018, regarding the executive officers of Whiting Petroleum Corporation:

Name	Age	Position
Bradley J. Holly	47	President and Chief Executive Officer
Bruce R. DeBoer	65	Senior Vice President, General Counsel and Corporate Secretary
Peter W. Hagist	57	Senior Vice President, Planning
Rick A. Ross	59	Senior Vice President, Operations
Michael J. Stevens	52	Senior Vice President and Chief Financial Officer
Mark R. Williams	61	Senior Vice President, Exploration and Development
Heather M. Duncan	47	Vice President, Human Resources
Steven A. Kranker	56	Vice President, Reservoir Engineering and Acquisitions
David M. Seery	63	Vice President, Land
Sirikka R. Lohoefener	39	Controller and Treasurer

The following biographies describe the business experience of our executive officers:

Bradley J. Holly joined us in November 2017 upon his appointment as director and election as President and Chief Executive Officer.  Mr. Holly has 23 years of experience in the oil and gas industry.  Prior to joining Whiting, he held various management and technical positions during his 20 years at Anadarko Petroleum Corporation including Executive Vice President, U.S. Onshore Exploration and Production; Senior Vice President, U.S. Onshore Exploration and Production; Senior Vice President, Operations; Vice President, Operations for the Southern and Appalachia Region; among others.  He began his career in 1994 with Amoco Corporation.   Mr. Holly holds a Bachelor of Science degree in petroleum engineering from Texas Tech University, and he is a graduate of the Harvard Business School’s Advanced Management Program.

Bruce R. DeBoer joined us as Vice President, General Counsel and Corporate Secretary in January 2005 and was elected Senior Vice President, General Counsel and Corporate Secretary effective January 2018.  From January 1997 to May 2004, Mr. DeBoer served as Vice President, General Counsel and Corporate Secretary of Tom Brown, Inc., an independent oil and gas exploration and production company.  Mr. DeBoer has 38 years of experience in managing the legal departments of several independent oil and gas companies.  He holds a Bachelor of Science degree in political science from South Dakota State University and received his J.D. and MBA degrees from the University of South Dakota.

Peter W. Hagist joined us in October 2005 as Vice President, Operations-Midland.  In June 2014, he was elected Senior Vice President of Planning.  Mr. Hagist has 36 years of experience in the oil and gas industry and 27 years of experience managing tertiary recovery operations.  Prior to joining Whiting, he held management and professional positions with Kinder Morgan CO2 Company and Pennzoil Exploration and Production Company.  Mr. Hagist holds a Bachelor of Science degree in petroleum engineering from the Colorado School of Mines.  He is a registered Professional Engineer and a member of the Society of Petroleum Engineers.

Rick A. Ross joined us in March 1999 as an Operations Manager.  In May 2007, he became Vice President of Operations and in June 2014, he was elected Senior Vice President of Operations.  Mr. Ross has 35 years of oil and gas experience, including 17 years with Amoco Production Company where he served in various technical and managerial positions.  Mr. Ross holds a Bachelor of Science degree in mechanical engineering from the South Dakota School of Mines and Technology.  He is a registered Professional Engineer, a member of the Society of Petroleum Engineers and was a past Chairman of the North Dakota Petroleum Council.

Michael J. Stevens joined us in May 2001 as Controller, became Treasurer in January 2002 and became Vice President and Chief Financial Officer in March 2005.  Mr. Stevens was elected Senior Vice President and Chief Financial Officer effective March 1, 2015.  His 31 years of oil and gas experience includes eight years of service in various positions including Chief Financial Officer, Controller, Secretary and Treasurer at Inland Resources Inc., a company engaged in oil and gas exploration and development.  He spent seven years in public accounting with Coopers & Lybrand in Minneapolis, Minnesota.  He is a graduate of Mankato State University of Minnesota and is a Certified Public Accountant.

Mark R. Williams joined us in December 1983 as Exploration Geologist and has been Vice President of Exploration and Development since December 1999.  Mr. Williams was elected Senior Vice President, Exploration and Development effective January 1, 2011.  He has 37 years of domestic and international experience in the oil and gas industry.  Mr. Williams holds a Master’s degree in geology from the Colorado School of Mines and a Bachelor’s degree in geology from the University of Utah.

Heather M. Duncan joined us in February 2002 as Assistant Director of Human Resources and in January 2003 became Director of Human Resources.  In January 2008, she was appointed Vice President of Human Resources.  Ms. Duncan has 21 years of human resources experience in the oil and gas industry.  She holds a Bachelor of Arts degree in anthropology and an MBA from the University of Colorado.  She is a certified Senior Professional in Human Resources.

Steven A. Kranker joined us in March 2013 as First Director – Acquisitions and Reservoir Engineering and became Vice President of Reservoir Engineering and Acquisitions in July 2013.  Prior to joining Whiting, Mr. Kranker held positions at several companies engaged in oil and gas exploration and development, including Manager of Reserves at Bill Barrett Corporation from June 2012 to March 2013, President of Earth Energy Reserves, Inc. from July 2010 to June 2012, and various positions at Forest Oil Corporation, including Corporate Engineering Manager, from May 2001 to July 2010.  Mr. Kranker has 33 years of acquisition and reservoir engineering experience, including Brunei Shell Petroleum, Arco Alaska Inc., Maxus Exploration, Conoco Inc. and Shell Western E&P Inc.  He received his Bachelor of Science degree in petroleum engineering from the Colorado School of Mines.  Mr. Kranker is a member of the Society of Petroleum Engineers.

David M. Seery joined us as our Manager of Land in July 2004 as a result of our acquisition of Equity Oil Company, where he was Manager of Land and Manager of Equity’s Exploration Department, positions he had held for more than five years.  He became our Vice President of Land in January 2005.  Mr. Seery has 37 years of land experience including staff and managerial positions with Marathon Oil Company.  Mr. Seery holds a Bachelor of Science degree in business administration from the University of Montana.  He is a registered Land Professional and has held various duties with the Denver Association of Petroleum Landmen.

Sirikka R. Lohoefener joined us in June 2006 as a Senior Financial Accountant, became Financial Reporting Manager in January 2011 and Controller in March 2015.  She was appointed Controller and Treasurer in March 2017 and is the Company’s designated principal accounting officer.  Prior to joining Whiting, Ms. Lohoefener spent five years with Wagner, Burke & Barnes, LLP, a public accounting firm previously based in Golden, Colorado.  She holds a Master of Accountancy degree from the University of Missouri and is a Certified Public Accountant.

Executive officers are elected by, and serve at the discretion of, the Board of Directors.  There are no family relationships between any of our directors or executive officers.

PART II

Item 5.        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Whiting Petroleum Corporation’s common stock is traded on the New York Stock Exchange under the symbol “WLL”.  The following table shows the high and low sale prices for our common stock (as adjusted for the one-for-four reverse stock split as discussed below) for the periods presented.

	High	Low
Fiscal Year Ended December 31, 2017
Fourth quarter (ended December 31, 2017)	$28.60	$18.56
Third quarter (ended September 30, 2017)	$23.52	$15.88
Second quarter (ended June 30, 2017)	$41.48	$20.44
First quarter (ended March 31, 2017)	$53.48	$31.84
Fiscal Year Ended December 31, 2016
Fourth quarter (ended December 31, 2016)	$53.56	$30.88
Third quarter (ended September 30, 2016)	$39.72	$25.52
Second quarter (ended June 30, 2016)	$57.76	$29.00
First quarter (ended March 31, 2016)	$39.16	$13.40

On November 8, 2017, our Board of Directors approved a reverse stock split of our common stock at a ratio of one-for-four and a reduction in the number of authorized shares of our common stock from 600,000,000 shares to 225,000,000.  Our common stock began trading on a split-adjusted basis on November 9, 2017 upon opening of the markets.  All share and per share amounts in this Annual Report on Form 10-K for periods prior to November 2017 have been retroactively adjusted to reflect the reverse stock split.

On February 15, 2018, there were 705 holders of record of our common stock.

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

The following graph compares on a cumulative basis changes since December 31, 2012 in (a) the total stockholder return on our common stock with (b) the total return on the Standard & Poor’s Composite 500 Index and (c) the total return on the Dow Jones U.S. Exploration & Production Index.  Such changes have been measured by dividing (a) the sum of (i) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (ii) the difference between the price per share at the end of and the beginning of the measurement period, by (b) the price per share at the beginning of the measurement period.  The graph assumes $100 was invested on December 31, 2012 in our common stock, the Standard & Poor’s Composite 500 Index and the Dow Jones U.S. Exploration & Production Index, respectively.

300
200
100
0
DOLLARS
Whiting Petroleum Corporation
Standard & Poor's Composite 500 Index
Dow Jones U.S. Exploration & Production Index
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Whiting Petroleum Corporation	$100	$143	$76	$22	$28	$15
Standard & Poor’s Composite 500 Index	100	130	144	143	157	187
Dow Jones U.S. Exploration & Production Index	100	130	114	86	105	105

Item 6.        Selected Financial Data

The consolidated statements of operations and statements of cash flows information for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet information at December 31, 2017 and 2016 are derived from our audited financial statements included elsewhere in this report.  The consolidated statements of operations and statements of cash flows information for the years ended December 31, 2014 and 2013 and the consolidated balance sheet information at December 31, 2015, 2014 and 2013 are derived from audited financial statements that are not included in this report.  Our historical results include the results from our recent proved property acquisitions beginning on the following closing dates: properties related to the acquisition of Kodiak Oil & Gas Corp., December 8, 2014, and properties in North Dakota and Montana, September 20, 2013.  In addition, our historical results also include the effects of our recent property divestitures beginning on the following closing dates: properties in the Fort Berthold Indian Reservation area, September 1, 2017; gas processing plants and related gathering systems in North Dakota, January 1, 2017; properties in the North Ward Estes field, July 27, 2016; water facilities in Colorado, December 16, 2015; non-core properties in various fields across multiple states, December 15, 2015, November 12, 2015 and June 10, 2015; the underlying properties of Whiting USA Trust I, April 15, 2015; properties in the Postle field, July 15, 2013; and properties in Texas, October 31, 2013.  For a discussion of other material factors affecting the comparability of the information presented below, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(in millions, except per share data)
Consolidated Statements of Operations Information
Operating revenues	$1,481.4	$1,285.0	$2,092.5	$3,024.6	$2,664.6
Net income (loss) attributable to common shareholders	$(1,237.6)	$(1,339.1)	$(2,219.2)	$64.8	$365.5
Earnings (loss) per common share, basic (1)	$(13.65)	$(21.27)	$(45.41)	$2.12	$12.36
Earnings (loss) per common share, diluted (1)	$(13.65)	$(21.27)	$(45.41)	$2.12	$12.25
Other Financial Information
Net cash provided by operating activities	$577.1	$595.0	$1,051.4	$1,815.3	$1,744.7
Net cash provided by (used in) investing activities	$73.4	$(222.6)	$(1,982.1)	$(2,860.5)	$(1,902.5)
Net cash provided by (used in) financing activities	$155.6	$(315.3)	$868.7	$423.9	$812.4
Cash capital expenditures	$852.0	$543.9	$2,483.7	$2,888.4	$2,772.7
Consolidated Balance Sheet Information
Total assets	$8,403.0	$9,876.1	$11,389.1	$13,993.1	$8,802.5
Long-term debt	$2,764.7	$3,535.3	$5,197.7	$5,602.4	$2,622.9
Total equity (2)	$3,919.1	$5,149.2	$4,758.6	$5,703.0	$3,836.7

_____________________

(1)

On November 8, 2017, our Board of Directors approved a one-for-four reverse stock split of our common stock.  Earnings (loss) per common share for periods prior to 2017 have been retroactively adjusted to reflect the reverse stock split.

(2)	No cash dividends were declared or paid on our common stock during the periods presented.

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

Overview

We are an independent oil and gas company engaged in development, production, acquisition and exploration activities primarily in the Rocky Mountains region of the United States.  Our current operations and capital programs are focused on organic drilling opportunities and on the development of previously acquired properties, specifically on projects that we believe provide the greatest potential for repeatable success and production growth, while selectively pursuing acquisitions that complement our existing core properties.  As a result of lower crude oil prices during 2015 and 2016, we significantly reduced our level of capital spending and focused our drilling activity on projects that provide the highest rate of return.  During 2017, we continued to focus on high-return projects that added production and reserves through the strategic deployment of capital at our Williston Basin properties and Redtail field, while closely aligning our capital spending with cash flows generated from operations.  In addition, we continually evaluate our property portfolio and sell properties when we believe that the sales price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own, such as the asset sales discussed below under “Acquisition and Divestiture Highlights” and in the “Acquisitions and Divestitures” footnote in the notes to consolidated financial statements.

Our revenue, profitability and future growth rate depend on many factors which are beyond our control, such as oil and gas prices, economic, political and regulatory developments, competition from other sources of energy, and the other items discussed under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K.  Oil and gas prices historically have been volatile and may fluctuate widely in the future.  The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas prices since the first quarter of 2016:

	2016				2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude oil	$33.51	$45.60	$44.94	$49.33	$51.86	$48.29	$48.19	$55.39
Natural gas	$2.06	$1.98	$2.93	$2.98	$3.07	$3.09	$2.89	$2.87

Lower oil, NGL and natural gas prices may not only decrease our revenues on a per unit basis, but may also reduce the amount of oil and natural gas that we can produce economically and therefore potentially lower our oil and gas reserve quantities.  Substantial and extended declines in oil, NGL and natural gas prices have resulted and may result in impairments of our proved oil and gas properties or undeveloped acreage (such as the impairments discussed below under “Results of Operations”) and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to finance planned capital expenditures.  In addition, lower commodity prices may reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of our lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders.  Upon a redetermination, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under our credit agreement.  Alternatively, higher oil prices may result in significant mark-to-market losses being incurred on our commodity-based derivatives.

For a discussion of material changes to our proved reserves from December 31, 2016 to December 31, 2017 and our ability to convert PUDs to proved developed reserves, refer to “Reserves” in Item 2 of this Annual Report on Form 10-K.  Additionally, for a discussion relating to the minimum remaining terms of our leases, refer to “Acreage” in Item 2 of this Annual Report on Form 10-K.

2017 Highlights and Future Considerations

Operational Highlights

Northern Rocky Mountains – Williston Basin

Our properties in the Williston Basin of North Dakota and Montana target the Bakken and Three Forks formations.  Net production from the Williston Basin averaged 106.8 MBOE/d for the fourth quarter of 2017, representing a 5% increase from 102.0 MBOE/d in the third quarter of 2017.  Across our acreage in the Williston Basin, we have implemented new completion designs which utilize cemented liners, plug-and-perf technology, significantly higher sand volumes, new diversion technology and both hybrid and slickwater fracture stimulation methods, which have resulted in improved initial production rates.  As of December 31, 2017, we had four rigs active in the Williston Basin, and we plan to add a fifth rig in this area mid-year 2018.

Central Rocky Mountains – Denver Julesburg Basin

Our Redtail field in the Denver Julesburg Basin (“DJ Basin”) in Weld County, Colorado targets the Niobrara and Codell/Fort Hays formations.  Net production from the Redtail field averaged 20.6 MBOE/d in the fourth quarter of 2017, representing a 75% increase from 11.8 MBOE/d in the third quarter of 2017.  We have established production in the Niobrara “A”, “B” and “C” zones and the Codell/Fort Hays formations.  We have implemented a new wellbore configuration in this area, which significantly reduces drilling times.  In response to low commodity prices, we suspended completion operations in this area beginning in the second quarter of 2016, however, we resumed completion activity during the first quarter of 2017 and added a second completion crew in April.  During 2017, we completed and brought on production a significant portion of our drilled uncompleted well inventory (“DUCs”) from yearend 2016.    During the fourth quarter of 2017, based on the recent and comparative well performance results of the DJ Basin to the Williston Basin, our management decided to concentrate development activities during 2018 in the Williston Basin.  We plan to complete 22 DUCs in our Redtail field during the first half of 2018, and then cease additional development activity in this area until commodity prices further recover.

Our Redtail gas plant processes the associated gas produced from our wells in this area, and has a current inlet capacity of 50 MMcf/d.  As of December 31, 2017, the plant was processing 26 MMcf/d.

Financing Highlights

On February 2, 2017, we paid $281 million to redeem all of the remaining $275 million aggregate principal amount of our 2018 Senior Subordinated Notes, which payment consisted of the 100% redemption price plus all accrued and unpaid interest on the notes.  We financed the redemption with borrowings under our credit agreement.  Refer to the “Long-Term Debt” footnote in the notes to consolidated financial statements for more information on this financing transaction.

On October 19, 2017, the borrowing base and aggregate commitments under our credit agreement were reduced from $2.5 billion to $2.3 billion in connection with the November 1, 2017 regular borrowing base redetermination, and was primarily the result of the sale of our Fort Berthold Indian Reservation area assets on September 1, 2017, as discussed below under “Acquisition and Divestiture Highlights”.  All other terms of the credit agreement remained unchanged.

On November 8, 2017 and following approval by our stockholders of an amendment to our certificate of incorporation to effect a reverse stock split, our Board of Directors approved a reverse stock split of our common stock at a ratio of one-for-four and a reduction in the number of authorized shares of our common stock from 600,000,000 shares to 225,000,000.  Our common stock began trading on a split-adjusted basis on November 9, 2017 upon opening of the markets.  All share and per share amounts (except par value and par value per share amounts) for periods prior to 2017 presented in this Item 7 of this Annual Report on Form 10-K have been retroactively adjusted to reflect the reverse stock split.  Refer to the “Shareholders’ Equity and Noncontrolling Interest” footnote in the notes to consolidated financial statements for more information on this equity transaction.

On December 27, 2017, we issued at par $1.0 billion of 6.625% Senior Notes due January 2026 (the “2026 Senior Notes”).  We used the net proceeds from this offering to redeem on January 26, 2018 all of our outstanding 5.0% Senior Notes due March 2019 (the “2019 Senior Notes”) at a 102.976% redemption price plus all accrued and unpaid interest on the notes.  Refer to the “Subsequent Events” footnote in the notes to consolidated financial statements for more information on the redemption of the 2019 Senior Notes.

2018 Exploration and Development Budget

Our 2018 exploration and development (“E&D”) budget is $750 million, which we expect to fund substantially with net cash provided by our operating activities and cash on hand.  The overall budget represents a decrease from the $912 million incurred on E&D expenditures during 2017.  This reduced spending is primarily attributable to our Redtail field where we incurred $293 million in drilling and development costs during 2017, but where we have allocated only $75 million of our 2018 E&D budget due to the recent well performance results of this area compared to the Williston Basin.  Planned E&D expenditures at our Williston Basin properties have increased slightly between years.  To the extent net cash provided by operating activities is higher or lower than currently anticipated, we could adjust our E&D budget, enter into agreements with industry partners, divest certain oil and gas property interests, adjust borrowings outstanding under our credit facility or access the capital markets as necessary.  Our 2018 E&D budget currently is allocated among our major development areas as indicated in the table below.  Of our existing potential projects, we believe these present the opportunity for the highest return and most efficient use of our capital expenditures.

2018 Exploration and
Development Budget
Development Area	(in millions)
Northern Rocky Mountains	$600
Central Rocky Mountains	75
Non-operated properties	50
Other (1)	25
Total	$750

_____________________

(1)	Comprised of facilities costs and undeveloped acreage purchases.

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

On July 19, 2017, the buyer of our North Ward Estes properties paid us $35 million to settle a contingent payment associated with the original purchase and sale agreement, which sale closed in July 2016.  This settlement resulted in a pre-tax gain of $3 million.  Refer to the “Acquisitions and Divestitures” footnote in the notes to consolidated financial statements for more information on this transaction.

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

Results of Operations

The following table sets forth selected operating data for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Net production
Oil (MMBbl)	29.3	34.0	47.2
NGLs (MMBbl)	7.0	6.6	5.5
Natural gas (Bcf)	41.3	41.4	41.1
Total production (MMBOE)	43.1	47.5	59.6
Net sales (in millions)
Oil (1)	$1,296.4	$1,167.8	$1,931.9
NGLs	111.6	59.0	70.2
Natural gas	73.4	58.2	90.4
Total oil, NGL and natural gas sales	$1,481.4	$1,285.0	$2,092.5
Average sales prices
Oil (per Bbl) (1)	$44.30	$34.36	$40.95
Effect of oil hedges on average price (per Bbl)	0.29	4.46	4.59
Oil net of hedging (per Bbl)	$44.59	$38.82	$45.54
Weighted average NYMEX price (per Bbl) (2)	$51.11	$42.71	$49.06
NGLs (per Bbl)	$16.00	$8.88	$12.67
Natural gas (per Mcf)	$1.78	$1.40	$2.20
Weighted average NYMEX price (per MMBtu) (2)	$2.97	$2.47	$2.62
Costs and expenses (per BOE)
Lease operating expenses	$8.51	$8.31	$9.32
Production taxes	$2.86	$2.29	$3.07
Depreciation, depletion and amortization	$22.01	$24.64	$20.87
General and administrative	$2.88	$3.09	$2.90

_____________________

(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue increased $196 million to $1.5 billion when comparing 2017 to 2016.  Sales revenue is a function of oil, NGL and gas volumes sold and average commodity prices realized.  Our oil sales volumes decreased 14%,  while our NGL volumes increased 5% and our natural gas sales volumes remained relatively consistent between periods.  The oil volume decrease between periods was primarily attributable to normal field production decline across all of our areas resulting from reduced drilling and completion activity during 2016 and 2017 in response to the depressed commodity price environment.  In addition, we completed certain oil and gas property divestitures during 2016 and 2017, which negatively impacted oil production in 2017 by 2,330 MBbl.  These decreases were partially offset by new wells drilled and completed in the Williston Basin and DJ Basin which added 6,040 MBbl and 1,750 MBbl, respectively, of oil production during 2017 as compared to 2016.  The NGL volume increase between periods generally relates to new wells drilled and completed in the Williston Basin and DJ Basin over the last twelve months, as well as additional volumes processed as more wells were connected to gas processing plants in the Williston Basin in an effort to increase our overall gas capture rate in this area and reduce flared volumes.  Many of the new Williston Basin wells are in areas with higher gas-to-oil production ratios than previously drilled areas.  These NGL volume increases were partially offset by normal field production decline across all our areas.  New wells drilled and completed at our Williston Basin and DJ Basin properties resulted in 8,555 MMcf and 910 MMcf, respectively, of additional gas volumes during 2017 as compared to 2016.  This gas volume increase was entirely offset by normal field production decline across all of our areas and the 2016 and 2017 property divestitures, which negatively impacted gas production in 2017 by 690 MMcf.

These overall production-related decreases in net revenue were offset by increases in the average sales price realized for oil, NGLs and natural gas in 2017 compared to 2016.  Our average price for oil (before the effects of hedging), NGLs and natural gas increased 29%,

80% and 27%, respectively, between periods.  Our average sales price realized for oil is impacted by deficiency payments we are making under two physical delivery contracts at our Redtail field due to our inability to meet the minimum volume commitments under these contracts.  During 2017 and 2016, our total average sales price realized for oil was $2.27 per Bbl lower and $1.27 per Bbl lower, respectively, as a result of these deficiency payments.  On February 1, 2018, we paid $61 million to the counterparty to one of these Redtail delivery contracts to settle all future minimum volume commitments under the agreement.    The remaining agreement will continue to negatively impact the price we receive for oil from our Redtail field through April 2020, when the contract terminates.  Refer to the “Commitments and Contingencies” footnote in the notes to consolidated financial statements for more information on these physical delivery contracts and the related deficiency payments.

Lease Operating Expenses.  Our lease operating expenses (“LOE”) during 2017 were $367 million, a $28 million decrease over 2016.  This decrease was primarily due to a decline in the costs of oilfield goods and services resulting from cost reduction measures we have implemented and the elimination of $13 million of LOE attributable to properties that we divested during 2016 and 2017, as well as the general downturn in the oil and gas industry.

Our lease operating expenses on a BOE basis, however, increased when comparing 2017 to 2016.  LOE per BOE amounted to $8.51 during 2017, which represents an increase of $0.20 per BOE (or 2%) from 2016.  This increase was mainly due to lower overall production volumes between periods, partially offset by the overall decrease in LOE expense discussed above.

Production Taxes.  Our production taxes during 2017 were $123 million, a $15 million increase over the same period in 2016, which increase was primarily due to higher oil, NGL and natural gas sales between periods.  Our production taxes, however, are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis remained relatively consistent at 8.3% and 8.5% for 2017 and 2016, respectively.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization (“DD&A”) expense decreased $223 million in 2017 as compared to 2016.  The components of our DD&A expense were as follows (in thousands):

	Year Ended December 31,
	2017	2016
Depletion	$927,594	$1,149,302
Depreciation	7,536	8,479
Accretion of asset retirement obligations	13,809	13,801
Total	$948,939	$1,171,582

DD&A decreased between periods primarily due to $222 million in lower depletion expense, consisting of a $127 million decrease related to a lower depletion rate between periods and a $95 million decrease due to lower overall production volumes during 2017.  On a BOE basis, our overall DD&A rate of $22.01 for 2017 was 11% lower than the rate of $24.64 in 2016.  The primary factors contributing to this lower DD&A rate were (i) an increase to proved and proved developed reserves over the last twelve months (excluding the effect of divestitures) mainly due to higher average oil and natural gas prices used to calculate our reserves, as well as upward performance revisions, extensions and discoveries in our Williston Basin area, and (ii) the impact of property divestitures over the past twelve months.  These factors that positively impacted our DD&A rate were partially offset by $831 million in drilling and development expenditures during the past twelve months.

Exploration and Impairment Costs.  Our exploration and impairment costs increased $815 million in 2017 as compared to 2016.  The components of our exploration and impairment expense were as follows (in thousands):

	Year Ended December 31,
	2017	2016
Exploration	$36,324	$45,846
Impairment	899,853	75,622
Total	$936,177	$121,468

Exploration costs decreased $10 million during 2017 as compared to 2016 primarily due to $18 million of lower rig termination fees incurred between periods, partially offset by the write-off of $12 million during 2017 of pre-drilling expenditures for well locations in our Redtail field where we currently have no future plans to drill.

Impairment expense in 2017 primarily related to (i) $835 million in non-cash impairment charges for the partial write-down of our Redtail field in Colorado due to a reduction of reserves driven by recent well performance results in this area, (ii) $47 million of leasehold amortization associated with individually insignificant unproved properties, and (iii) $12 million in impairment write-downs of undeveloped acreage costs for leases where we have no future plans to drill.  Impairment expense in 2016 primarily related to $60 million of leasehold amortization associated with individually insignificant unproved properties and $13 million in impairment write-downs of undeveloped acreage costs for leases where we have no future plans to drill.

General and Administrative Expenses.  We report general and administrative (“G&A”) expenses net of third-party reimbursements and internal allocations.  The components of our G&A expenses were as follows (in thousands):

	Year Ended December 31,
	2017	2016
General and administrative expenses	$228,669	$264,948
Reimbursements and allocations	(104,381)	(118,070)
General and administrative expenses, net	$124,288	$146,878

G&A expense before reimbursements and allocations decreased $36 million during 2017 as compared to 2016 primarily due to lower employee compensation.  Employee compensation decreased $39 million in 2017 as compared to 2016 primarily due to reductions in personnel over the past twelve months.    The decrease in reimbursements and allocations for 2017 was primarily the result of property divestitures over the past twelve months.

Our general and administrative expenses on a BOE basis also decreased when comparing 2017 to 2016.  G&A expense per BOE amounted to $2.88 during 2017, which represents a decrease of $0.21 per BOE (or 7%) from 2016.  This decrease was mainly due to lower employee compensation, partially offset by lower overall production volumes between periods.

Derivative (Gain) Loss, Net.    Our commodity derivative contracts and embedded derivatives are marked to market each quarter with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment to or from the counterparty.  Derivative (gain) loss, net amounted to a loss of $123 million for 2017, which consisted of a $54 million fair value loss on our long-term crude oil sales and delivery contract, a $50 million loss on our costless collar commodity derivative contracts resulting from the upward shift in the futures curve of forecasted commodity prices (“forward price curve”) for crude oil from January 1, 2017 (or the 2017 date on which new contracts were entered into) to December 31, 2017, and a $19 million fair value loss on embedded derivatives.  Derivative (gain) loss, net for 2016 amounted to a gain of $1 million, which consisted of a $59 million fair value gain on embedded derivatives, partially offset by a $58 million loss on commodity derivative contracts resulting from a more significant upward shift in the same forward price curve from January 1, 2016 (or the 2016 date on which prior year contracts were entered into) to December 31, 2016.

Refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, for a list of our outstanding commodity derivative contracts as of January 23, 2018.

Loss on Sale of Properties.    During 2017, we sold our interests in the FBIR Assets for net cash proceeds of $501 million, which resulted in a pre-tax loss on sale of $402 million.  During 2016, we sold our interests in the North Ward Estes properties for net cash proceeds of $295 million, which resulted in a pre-tax loss on sale of $187 million.    There were no other property divestitures resulting in a significant gain or loss on sale during 2017 or 2016.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Year Ended December 31,
	2017	2016
Notes	$133,123	$187,374
Amortization of debt issue costs, discounts and premiums	31,715	335,569
Credit agreement	24,971	32,885
Other	1,381	1,930
Capitalized interest	(102)	(138)
Total	$191,088	$557,620

The decrease in interest expense of $367 million between periods was mainly attributable to a decrease in amortization of debt issue costs, discounts and premiums and lower interest costs incurred on our notes during 2017 as compared to 2016.  The decrease in amortization of debt issue costs, discounts and premiums of $304 million was due to (i) a non-cash charge of $244 million for the acceleration of unamortized debt discounts in connection with the December 2016 conversions of our Mandatory Convertible Notes, (ii) a $40 million decrease in debt discount and debt issue cost amortization related to the exchange and subsequent conversion to common stock of $1.6 billion of notes during 2016, (iii) a non-cash charge of $14 million for the acceleration of unamortized debt discounts in connection with the August 2016 induced exchange of a portion of our Mandatory Convertible Notes, and (iv) a $6 million non-cash charge for the acceleration of unamortized debt issuance costs in connection with a reduction of the aggregate commitments under our credit agreement in March 2016.  The $54 million decrease in note interest was primarily due to (i) the conversions of the New Convertible Notes in May 2016 and the Mandatory Convertible Notes in the second half of 2016, resulting in a $39 million decrease in note interest during 2017, and (ii) the redemption of the 2018 Senior Subordinated Notes in February 2017, resulting in a $16 million decrease between periods.  Refer to the “Long-Term Debt” footnote in the notes to consolidated financial statements for more information on these debt transactions.

Our weighted average debt outstanding during 2017 was $3.3 billion versus $5.0 billion for 2016.  Our weighted average effective cash interest rate was 4.8% during 2017 compared to 4.4% during 2016.

Loss on Extinguishment of Debt.  During 2017, we redeemed all of the remaining $275 million aggregate principal amount of 2018 Senior Subordinated Notes and recognized a $2 million loss on extinguishment of debt.  During 2016, we recognized a net loss on extinguishment of debt of $42 million.  In March 2016, we completed the exchange of $477 million aggregate principal amount of our senior notes and senior subordinated notes for the same aggregate principal amount of New Convertible Notes, and recognized a $91 million gain on extinguishment of debt.  Subsequently, during the second quarter of 2016, the holders of the New Convertible Notes voluntarily converted all $477 million aggregate principal amount of the New Convertible Notes for approximately 10.5 million shares of our common stock, and we recognized a $188 million loss on extinguishment of debt upon conversion.  In June and July 2016, we completed the exchange of $1.1 billion aggregate principal amount of our senior notes, convertible senior notes and senior subordinated notes for the same aggregate principal amount of Mandatory Convertible Notes, and recognized a $57 million gain on extinguishment of debt.  Subsequently in July 2016, $333 million aggregate principal amount of the Mandatory Convertible Notes were converted into approximately 8.3 million shares of our common stock, and we recognized a $3 million gain on extinguishment of debt upon conversion.  In August 2016, we induced the exchange of an additional $38 million aggregate principal amount of the Mandatory Convertible Notes for approximately 1.2 million shares of our common stock, and we recognized a $4 million debt inducement expense.  Refer to the “Long-Term Debt” footnote in the notes to consolidated financial statements for more information on these debt transactions.

Income Tax Benefit.  Income tax benefit for 2017 totaled $483 million as compared to a benefit of $88 million for 2016, an increase of $395 million that was mainly related to (i) a $259 million non-cash charge in 2016 resulting from an ownership shift as defined under Section 382 of the Internal Revenue Code (“IRC”) which will limit our usage of certain net operating losses and tax credits in the future, (ii) $174 million of permanent tax differences recognized in 2016 associated with the issuance and subsequent conversion of the New Convertible Notes and the Mandatory Convertible Notes, (iii) $42 million of net income tax benefits resulting from a reduction in the U.S. federal statutory tax rate upon enactment of the Tax Cuts and Jobs Act (the “TCJA”) in December 2017, (iv) $294 million in higher pre-tax loss between periods, and (v) the partial release of a valuation allowance on net operating losses totaling $41 million in connection with the sale of the FBIR Assets in the third quarter of 2017.  These decreases were partially offset by the establishment of a full valuation allowance against our $119 million net deferred tax assets in 2017 as wells as the tax impact of the $835 million impairment charge at our Redtail field, which charge was incurred after the date of enactment of the TCJA and was therefore effected at the new federal tax rate of 21%.

Our effective tax rates for 2017 and 2016 differ from the U.S. statutory income tax rate primarily due to the effects of state income taxes and permanent taxable differences.  Our overall effective tax rate increased from 6.1% in 2016 to 28.1% for 2017.  This increase is mainly the result of the IRC Section 382 limitation on our net operating losses and tax credits recognized in 2016, as well as permanent tax differences recognized during 2016 associated with the issuance and subsequent conversions of the New Convertible Notes and the Mandatory Convertible Notes, income tax benefits resulting from enactment of the TCJA and the partial release of a valuation allowance on net operating losses in connection with the sale of the FBIR Assets in the third quarter of 2017. These increases in our effective tax rate were partially offset by the recognition of a full valuation allowance on our net deferred tax assets in 2017 and the tax impact of the impairment charge at our Redtail field after the date of enactment of the TCJA.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue decreased $808 million to $1.3 billion when comparing 2016 to 2015.  Sales revenue is a function of oil, NGL and gas volumes sold and average commodity prices realized.  Our oil sales volumes decreased 28%, while our NGL and natural gas sales volumes increased 20% and 1%, respectively, between periods.  The oil volume decrease between periods was primarily attributable to normal field production decline across several of our areas resulting from reduced drilling and completion activity during 2015 and 2016 in response to the depressed commodity price environment.  In addition, we completed several non-core oil and gas property divestitures during 2015 and 2016, which negatively impacted oil production in 2016 by 2,615 MBbl.  These decreases were partially offset by new wells drilled and completed in the Williston Basin and DJ Basin which added 4,990 MBbl and 605 MBbl, respectively, of oil production during 2016 as compared to 2015.  Our NGL sales volume increases between periods generally related to additional volumes processed as more wells were connected to gas processing plants in the Williston Basin, as well as new wells drilled and completed in the Williston Basin and DJ Basin over the twelve months ended December 31, 2016.  Many of the new Williston Basin wells were in areas with higher gas-to-oil production ratios than previously drilled areas.  These NGL volume increases were partially offset by normal field production decline across several of our areas.  The gas volume increase between periods was primarily due to drilling success at our Williston Basin and DJ Basin properties which resulted in 9,570 MMcf and 1,125 MMcf, respectively, of additional gas volumes during 2016 as compared to 2015.  In addition, gas volumes increased between periods as more wells were connected to gas processing plants in the Williston Basin over the twelve months ended December 31, 2016 in an effort to increase our overall gas capture rate in this area and reduce flared volumes.  These gas volume increases were largely offset by the 2015 and 2016 property divestitures, which negatively impacted gas production in 2016 by 5,740 MMcf, as well as normal field production decline across several of our areas.

In addition to production-related decreases in net revenue there were also significant decreases in the average sales price realized for oil, NGLs and natural gas in 2016 compared to 2015.  Our average price for oil (before the effects of hedging), NGLs and natural gas decreased 16%, 30% and 36%, respectively, between periods.

Lease Operating Expenses.  Our LOE during 2016 were $395 million, a $160 million decrease over 2015.  This decrease was primarily due to (i) $84 million of lower LOE attributable to properties that we divested during 2015 and 2016, (ii) a $51 million decline in the costs of oilfield goods and services resulting from cost reduction measures we implemented as well as the general downturn in the oil and gas industry, and (iii) a reduction in well workover activity between periods.  Workovers decreased from $52 million in 2015 to $27 million in 2016, primarily due to a reduction in well workover activity at our EOR project at North Ward Estes, which we sold in July 2016.

Our lease operating expenses on a BOE basis also decreased when comparing 2016 to 2015.  LOE per BOE amounted to $8.31 during 2016, which represented a decrease of $1.01 per BOE (or 11%) from 2015.  This decrease was mainly due to the overall decrease in LOE expense discussed above, partially offset by lower overall production volumes between periods.  The properties sold during 2015 and 2016 consisted mainly of mature oil and gas producing properties with LOE per BOE rates that were higher than our overall blended corporate rate.

Production Taxes.  Our production taxes during 2016 were $109 million, a $74 million decrease over the same period in 2015, which decrease was primarily due to lower oil, NGL and natural gas sales between periods.  Our production taxes, however, are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis remained relatively consistent at 8.5% and 8.7% for 2016 and 2015, respectively.

Depreciation, Depletion and Amortization.  Our DD&A expense decreased $72 million in 2016 as compared to 2015.  The components of our DD&A expense were as follows (in thousands):

	Year Ended December 31,
	2016	2015
Depletion	$1,149,302	$1,213,355
Depreciation	8,479	9,664
Accretion of asset retirement obligations	13,801	20,274
Total	$1,171,582	$1,243,293

DD&A decreased between periods primarily due to $64 million in lower depletion expense, consisting of a $291 million decrease due to lower overall production volumes during 2016, which was partially offset by a $227 million increase related to a higher depletion rate between periods.  On a BOE basis, our overall DD&A rate of $24.64 for 2016 was 18% higher than the rate of $20.87 in 2015.  The primary factors contributing to this higher DD&A rate were (i) decreases to proved and proved developed reserves over the twelve months ended December 31, 2016 (excluding the effect of divestitures) primarily attributable to lower average oil and natural gas prices used to calculate our reserves, (ii) $539 million in drilling and development expenditures during the twelve months ended December 31, 2016, and (iii) the impact of property divestitures.  These factors that negatively impacted our DD&A rate were partially offset by impairment write-downs on proved oil and gas properties recognized in the third quarter of 2015.

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

G&A expense before reimbursements and allocations decreased $45 million during 2016 as compared to 2015 primarily due to lower employee compensation, savings realized as a result of cost reduction measures we implemented and the impact of property divestitures.  Employee compensation decreased $28 million in 2016 as compared to 2015 primarily due to reductions in personnel over the twelve months ended December 31, 2016.  The decrease in reimbursements and allocations for 2016 was the result of a lower number of field workers on Whiting-operated properties associated with reduced drilling activity as well as property divestitures over the twelve months ended December 31, 2016.

Our general and administrative expenses on a BOE basis, however, increased when comparing 2016 to 2015.  G&A expense per BOE amounted to $3.09 during 2016, which represented an increase of $0.19 per BOE (or 7%) from 2015.  This increase was mainly due to lower overall production volumes between periods, partially offset by lower employee compensation and savings realized as a result of our cost reduction measures.

Derivative (Gain) Loss, Net.    Our commodity derivative contracts and embedded derivatives are marked to market each quarter with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment to or from the counterparty.  Derivative (gain) loss, net amounted to a gain of $1 million for 2016, which consisted of a $59 million fair value gain on embedded derivatives, partially offset by a $58 million loss on commodity derivative contracts resulting from the upward shift in the forward price curve for crude oil from January 1, 2016 (or the 2016 date on which new contracts were entered into) to December 31, 2016.  Derivative (gain) loss, net for 2015 consisted of a $218 million gain on commodity derivative contracts primarily due to the more significant downward shift in the same forward price curve from January 1, 2015 (or the 2015 date on which prior year contracts were entered into) to December 31, 2015.

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

The increase in interest expense of $223 million between periods was mainly attributable to an increase in amortization of debt issue costs, discounts and premiums, partially offset by lower interest costs incurred on our notes during 2016 as compared to 2015.  The increase in amortization of debt issue costs, discounts and premiums of $289 million was primarily due to (i) a non-cash charge of $244 million for the acceleration of unamortized debt discounts in connection with the December 2016 conversions of our Mandatory Convertible Notes, (ii) $22 million of amortization of debt discounts on the Mandatory Convertible Notes we issued in June and July 2016 prior to their conversions, (iii) a non-cash charge of $14 million for the acceleration of unamortized debt discounts in connection with the August 2016 induced exchange of a portion of our Mandatory Convertible Notes, and (iv) a $6 million non-cash charge for the acceleration of unamortized debt issuance costs in connection with a reduction of the aggregate commitments under our credit agreement in March 2016.  The $78 million decrease in note interest was primarily due to (i) $71 million incurred during 2015 on the $1.6 billion of notes we assumed as part of the acquisition of Kodiak Oil & Gas Corp. (the “Kodiak Notes”), all of which were subsequently repurchased in 2015, and (ii) the conversions of the New Convertible Notes in May 2016 and the Mandatory Convertible Notes in the second half of 2016, resulting in a $22 million decrease in note interest between periods.  This decrease in note interest expense was partially offset by our March 2015 issuance of $1,250 million of 2020 Convertible Senior Notes and $750 million of 2023 Senior Notes, which resulted in a $15 million increase in interest expense between periods.

Our weighted average debt outstanding during 2016 was $5.0 billion versus $5.7 billion for 2015.  Our weighted average effective cash interest rate was 4.4% during 2016 compared to 5.2% during 2015.

Loss on Extinguishment of Debt.  During 2016, we recognized a net loss on extinguishment of debt of $42 million.  In March 2016, we completed the exchange of $477 million aggregate principal amount of our senior notes and senior subordinated notes for the same aggregate principal amount of New Convertible Notes, and recognized a $91 million gain on extinguishment of debt.  Subsequently, during the second quarter of 2016, the holders of the New Convertible Notes voluntarily converted all $477 million aggregate principal amount of the New Convertible Notes for approximately 10.5 million shares of our common stock, and we recognized a $188 million loss on extinguishment of debt upon conversion.  In June and July 2016, we completed the exchange of $1.1 billion aggregate principal amount of our senior notes, convertible senior notes and senior subordinated notes for the same aggregate principal amount of Mandatory Convertible Notes, and recognized a $57 million gain on extinguishment of debt.  Subsequently in July 2016, $333 million aggregate principal amount of the Mandatory Convertible Notes were converted into approximately 8.3 million shares of our common stock, and we recognized a $3 million gain on extinguishment of debt upon conversion.  In August 2016, we induced the exchange of an additional $38 million aggregate principal amount of the Mandatory Convertible Notes for approximately 1.2 million shares of our common stock, and we recognized a $4 million debt inducement expense.  During 2015, we repurchased all $1.6 billion aggregate principal amount of the Kodiak Notes then outstanding, and recognized an $18 million loss on extinguishment of debt.  Refer to the “Long-Term Debt” footnote in the notes to consolidated financial statements for more information on these debt transactions.

Income Tax Benefit.  Income tax benefit for 2016 totaled $88 million as compared to a benefit of $774 million for 2015, a decrease of $686 million that was mainly related to (i) $1.6 billion in lower pre-tax loss between periods, (ii) a $259 million non-cash charge in 2016 resulting from an ownership shift as defined under Section 382 of the Internal Revenue Code which will limit our usage of certain net operating losses and tax credits in the future, as discussed in the “Income Taxes” footnote in the notes to consolidated financial statements, and (iii) $174 million of permanent tax differences recognized during 2016 associated with the issuance and subsequent conversion of the New Convertible Notes and the Mandatory Convertible Notes.

Our effective tax rates for 2016 and 2015 differ from the U.S. statutory income tax rate primarily due to the effects of state income taxes and permanent taxable differences.  Our overall effective tax rate decreased from 25.9% in 2015 to 6.1% for 2016.  This decrease was mainly the result of the IRC Section 382 limitation on our net operating losses and tax credits recognized in 2016, as well as $174 million of permanent tax differences recognized during 2016 associated with the issuance and subsequent conversions of the New Convertible Notes and the Mandatory Convertible Notes, which differences increased our 2016 effective tax rate to a lesser extent than the increase in our 2015 effective tax rate resulting from $874 million in goodwill impairment expense which was not tax deductible.

Liquidity and Capital Resources

Overview.  At December 31, 2017, we had $879 million of cash on hand and $3.9 billion of equity, while at December 31, 2016, we had $56 million of cash on hand and $5.1 billion of equity.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility, which we partially mitigate through the use of commodity hedge contracts.  Oil accounted for 68% and 72% of our total production in 2017 and 2016, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in NGL or natural gas prices.  As of January 23, 2018, we had derivative contracts covering the sale of approximately 72% of our forecasted 2018 oil production volumes.  For a list of all of our outstanding derivatives as of January 23, 2018,  refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”.

Cash Flows from 2017 Compared to 2016.  During 2017, we generated $577 million of cash provided by operating activities, a decrease of $18 million from 2016.  Cash provided by operating activities decreased primarily due to lower crude oil production volumes, a decrease in cash settlements received on our derivative contracts and higher production taxes during 2017. These negative factors were partially offset by higher realized sales prices for oil, NGLs and natural gas, as well as lower cash interest expense, lease operating expenses, general and administrative expenses and exploration costs during 2017 as compared to 2016.  Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on increases and decreases in certain expenses during 2017.

During 2017, cash flows from operating activities plus $930 million in proceeds from the sale of oil and gas properties were used to finance $831 million of drilling and development expenditures, $550 million of net repayments under our credit agreement, the redemption of $275 million of our 2018 Senior Subordinated Notes, $21 million of oil and gas property acquisitions and $13 million of debt issuance costs.

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

Exploration and Development Expenditures.  The following chart details our E&D expenditures incurred by core area (in thousands):

	Year Ended December 31,
	2017	2016	2015
Northern Rocky Mountains	$601,737	$348,610	$1,556,267
Central Rocky Mountains	292,826	170,256	603,646
Permian Basin (1)	-	33,266	94,940
Other (2)	17,866	1,462	58,749
Total incurred	$912,429	$553,594	$2,313,602

_____________________

(1)	During 2016, we sold our interest in the Bravo Dome field in New Mexico and our enhanced oil recovery project at North Ward Estes.
(2)	Other primarily includes non-core oil and gas properties located in Colorado, Mississippi, New Mexico, Texas and Wyoming.

We continually evaluate our capital needs and compare them to our capital resources.  Our 2018 E&D budget is $750 million, which we expect to fund substantially with net cash provided by operating activities and cash on hand.  The 2018 E&D budget represents a decrease from the $912 million incurred on E&D expenditures during 2017.  We believe that should additional attractive acquisition opportunities arise or E&D expenditures exceed $750 million, we will be able to finance additional capital expenditures through agreements with industry partners, divestitures of certain oil and gas property interests, borrowings under our credit agreement or by accessing the capital markets.  Our level of E&D expenditures is largely discretionary, and the amount of funds we devote to any particular activity may increase or decrease significantly depending on commodity prices, cash flows, available opportunities and development results, among other factors.  We believe that we have sufficient liquidity and capital resources to execute our business plan over the next 12 months and for the foreseeable future.  With our expected cash flow streams, commodity price hedging strategies, current liquidity levels

(including availability under our credit agreement), access to debt and equity markets and flexibility to modify future capital expenditure programs, we expect to be able to fund all planned capital programs and debt repayments, comply with our debt covenants, and meet other obligations that may arise from our oil and gas operations.

Credit Agreement.  Whiting Oil and Gas, our wholly owned subsidiary, has a credit agreement with a syndicate of banks that as of December 31, 2017 had a borrowing base and aggregate commitments of $2.3 billion.  As of December 31, 2017, we had $2.3 billion of available borrowing capacity, which was net of $2 million in letters of credit outstanding, with no borrowings outstanding.

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

A portion of the revolving credit facility in an aggregate amount not to exceed $50 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of ours.  As of December 31, 2017,  $48 million was available for additional letters of credit under the agreement.

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

The credit agreement contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of our lenders.  However, the credit agreement permits us and certain of our subsidiaries to issue second lien indebtedness of up to $1.0 billion subject to certain conditions and limitations.  Except for limited exceptions, the credit agreement also restricts our ability to make any dividend payments or distributions on our common stock.  These restrictions apply to all of our restricted subsidiaries (as defined in the credit agreement).  The credit agreement requires us, as of the last day of any quarter, to maintain the following ratios (as defined in the credit agreement): (i) a consolidated current assets to consolidated current liabilities ratio (which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0, (ii) a total senior secured debt to the last four quarters’ EBITDAX ratio of less than 3.0 to 1.0 during the Interim Covenant Period (defined below), and thereafter a total debt to EBITDAX ratio of less than 4.0 to 1.0 and (iii) a ratio of the last four quarters’ EBITDAX to consolidated cash interest charges of not less than 2.25 to 1.0 during the Interim Covenant Period.  Under the credit agreement, the “Interim Covenant Period” is defined as the period from June 30, 2015 until the earlier of (i) April 1, 2018 or (ii) the commencement of an investment-grade debt rating period (as defined in the credit agreement).    We were in compliance with our covenants under the credit agreement as of December 31, 2017.    However, a substantial or extended decline in oil, NGL or natural gas prices may adversely affect our ability to comply with these covenants in the future.

For further information on the loan security related to our credit agreement, refer to the “Long-Term Debt” footnote in the notes to consolidated financial statements.

Senior Notes and Senior Subordinated Notes.  In December 2017, we issued at par $1.0 billion of 6.625% Senior Notes due January 2026.  In March 2015, we issued at par $750 million of 6.25% Senior Notes due April 2023 (the “2023 Senior Notes”).  In September 2013, we issued at par $1.1 billion of 5.0% Senior Notes due March 2019 (the “2019 Senior Notes”) and $800 million of 5.75% Senior Notes due March 2021, and issued at 101% of par an additional $400 million of 5.75% Senior Notes due March 2021 (collectively the

“2021 Senior Notes” and together with the 2026 Senior Notes, the 2023 Senior Notes and the 2019 Senior Notes, the “Senior Notes”).  In September 2010, we issued at par $350 million of 6.5% Senior Subordinated Notes due October 2018 (the “2018 Senior Subordinated Notes”).

Exchange of Senior Notes and Senior Subordinated Notes for Convertible Notes.  During 2016, we exchanged (i) $75 million aggregate principal amount of our 2018 Senior Subordinated Notes, (ii) $139 million aggregate principal amount of our 2019 Senior Notes, (iii) $326 million aggregate principal amount of our 2021 Senior Notes, and (iv) $342 million aggregate principal amount of our 2023 Senior Notes, for the same aggregate principal amount of convertible notes.  Subsequently during 2016, all $882 million aggregate principal amount of these convertible notes was converted into approximately 21.6 million shares of our common stock pursuant to the terms of the notes.

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

Redemption of 2019 Senior Notes.  On January 26, 2018, we paid $1.0 billion to redeem all of the then outstanding $961 million aggregate principal amount of our 2019 Senior Notes, which payment consisted of the 102.976% redemption price plus all accrued and unpaid interest on the notes.  We financed the redemption with proceeds from the issuance of our 2026 Senior Notes and borrowings under our credit agreement.

2020 Convertible Senior Notes. In March 2015, we issued at par $1,250 million of 1.25% Convertible Senior Notes due April 2020 (the “2020 Convertible Senior Notes”).  During 2016, we exchanged $688 million aggregate principal amount of our 2020 Convertible Senior Notes for the same aggregate principal amount of new mandatory convertible senior notes.  Subsequently during 2016, all $688 million aggregate principal amount of these mandatory convertible senior notes was converted into approximately 17.8 million shares of our common stock pursuant to the terms of the notes.

For the remaining $562 million aggregate principal amount of 2020 Convertible Senior Notes outstanding as of December 31, 2017, we have the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at our election.  Our intent is to settle the principal amount of the 2020 Convertible Senior Notes in cash upon conversion.  Prior to January 1, 2020, the 2020 Convertible Senior Notes will be convertible at the holder’s option only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2020 Convertible Senior Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.  On or after January 1, 2020, the 2020 Convertible Senior Notes will be convertible at any time until the second scheduled trading day immediately preceding the April 1, 2020 maturity date of the notes.  The notes will be convertible at a current conversion rate of 6.4102 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to a current conversion price of approximately $156.00.  The conversion rate will be subject to adjustment in some events.  In addition, following certain corporate events that occur prior to the maturity date, we will increase, in certain circumstances, the conversion rate for a holder who elects to convert its 2020 Convertible Senior Notes in connection with such corporate event.  As of December 31, 2017, none of the contingent conditions allowing holders of the 2020 Convertible Senior Notes to convert these notes had been met.

Note Covenants.    The indentures governing the Senior Notes restrict us from incurring additional indebtedness, subject to certain exceptions, unless our fixed charge coverage ratio (as defined in the indentures) is at least 2.0 to 1.  If we were in violation of this covenant, then we may not be able to incur additional indebtedness, including under Whiting Oil and Gas’ credit agreement.  Additionally, these indentures contain restrictive covenants that may limit our ability to, among other things, pay cash dividends, make certain other restricted payments, redeem or repurchase our capital stock, make investments or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of ours and our restricted subsidiaries taken as a whole, and enter into hedging contracts.  These covenants may potentially limit the discretion of our management in certain respects.  We were in compliance with these covenants as of December 31, 2017.  However, a substantial or extended decline in oil, NGL or natural gas prices may adversely affect our ability to comply with these covenants in the future.

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

Contractual Obligations and Commitments

Schedule of Contractual Obligations.  The following table summarizes our obligations and commitments as of December 31, 2017 to make future payments under certain contracts, aggregated by category of contractual obligation, for the time periods specified below.  This table does not include amounts payable under contracts where we cannot predict with accuracy the amount and timing of such payments, including any amounts we may be obligated to pay under our derivative contracts, as such payments are dependent upon the price of crude oil in effect at the time of settlement, and any penalties that may be incurred for underdelivery under our physical delivery contracts.    For further information on these contracts refer to the “Derivative Financial Instruments” footnote in the notes to consolidated financial statements and  “Delivery Commitments” in Item 2 of this Annual Report on Form 10-K.

	Payments due by period
	(in thousands)
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Long-term debt (1)	$3,805,389	$961,409	$562,075	$873,609	$1,408,296
Cash interest expense on debt (2)	869,284	164,015	303,700	193,863	207,706
Asset retirement obligations (3)	134,237	5,031	26,420	10,587	92,199
Water disposal agreement (4)	121,659	18,579	40,635	37,328	25,117
Purchase obligations (5)	22,968	7,656	15,312	-	-
Pipeline transportation agreements (6)	55,044	9,308	18,914	15,341	11,481
Drilling rig contracts (7)	19,742	19,442	300	-	-
Leases (8)	14,703	7,502	7,201	-	-
Total	$5,043,026	$1,192,942	$974,557	$1,130,728	$1,744,799

_____________________

(1)

Long-term debt consists of the principal amounts of the Senior Notes and the 2020 Convertible Senior Notes.  On January 26, 2018, we used the proceeds from the December 2017 issuance of our 6.625% Senior Notes due January 2026 as well as borrowings under our credit agreement to redeem all of the then outstanding $961 million 5.0% Senior Notes due March 2019.

(2)

Cash interest expense on the Senior Notes is estimated assuming no principal repayment until the due dates of the instruments.  Cash interest expense on the 2020 Convertible Senior Notes is estimated assuming no principal repayments or conversions prior to maturity.  Commitment fees on the credit agreement are estimated assuming no principal borrowings or repayments or changes to commitments under the agreement through the December 2019 instrument due date.

(3)

Asset retirement obligations represent the present value of estimated amounts expected to be incurred in the future to plug and abandon oil and gas wells, remediate oil and gas properties and dismantle their related plants,  facilities and offshore platforms.

(4)

We have one water disposal agreement which expires in 2024, whereby we have contracted for the transportation and disposal of the produced water from our Redtail field.  Under the terms of the agreement, we are obligated to provide a minimum volume of produced water or else pay for any deficiencies at the price stipulated in the contract.  As a result of our reduced development operations at our Redtail field, we have made and expect to continue to make periodic deficiency payments under this contract.  Refer to the “Commitments and Contingencies” footnote in the notes to the consolidated financial statements for more information on this contract and related deficiency payments.

(5)

We have one take-or-pay purchase agreement which expires in 2020, whereby we have committed to buy certain volumes of water for use in the fracture stimulation process on wells we complete in our Redtail field.  Under the terms of the agreement, we are obligated to purchase a minimum volume of water or else pay for any deficiencies at the price stipulated in the contract.  As a result of our reduced development operations at our Redtail field, we have made and expect to continue to make periodic deficiency payments under this contract.  Refer to the “Commitments and Contingencies” footnote in the notes to the consolidated financial statements for more information on this contract and related deficiency payments.

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

(7)

As of December 31, 2017, we had three drilling rigs under long-term contracts, of which two drilling rigs expire in 2018 and one expires in 2019.  As of December 31, 2017, early termination of these contracts would require termination penalties of $11 million, which would be in lieu of paying the remaining drilling commitments under these contracts.  The obligations reported above represent our minimum financial commitments pursuant to the terms of these contracts, however, our actual expenditures under these contracts may exceed the minimum commitments presented above.

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

External petroleum engineers independently estimated all of the proved reserve quantities included in this Annual Report on Form 10‑K.  In connection with our external petroleum engineers performing their independent reserve estimations, we furnish them with the following information that they review: (1) technical support data, (2) technical analysis of geologic and engineering support information, (3) economic and production data and (4) our well ownership interests.  The independent petroleum engineers, Cawley, Gillespie & Associates, Inc., evaluated 100% of our estimated proved reserve quantities and their related pre-tax future net cash flows as of December 31, 2017.  Estimates prepared by others may be higher or lower than our estimates.  Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and gas that are ultimately recovered.  For example, if the crude oil and natural gas prices used in our year-end reserve estimates increased or decreased by 10%, our proved reserve quantities at December 31, 2017 would have increased by 19 MBOE (3%) or decreased by 24 MBOE (4%), respectively, and the pre-tax PV10% of our proved reserves would have increased by $1.1 billion (28%) or decreased by $1.1 billion (27%), respectively.  We continually make revisions to reserve estimates throughout the year as additional information becomes available.  We make changes to depletion rates and impairment calculations (when impairment indicators arise) in the same period that changes to reserve estimates are made.

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

We periodically enter into commodity derivative contracts to manage our exposure to oil and natural gas price volatility.  We primarily utilize costless collars and swaps which are generally placed with major financial institutions, as well as crude oil sales and delivery contracts.  We use hedging to help ensure that we have adequate funding for our capital programs and to manage returns on our drilling programs and acquisitions.  Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions.  While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements.  The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions.  We evaluate the ability of our counterparties to perform at the inception of a hedging relationship and on a periodic basis as appropriate.

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

On December 22, 2017, Congress passed the Tax Cuts and Jobs Act (the “TCJA”).  The new legislation significantly changes the U.S. corporate tax law by, among other things, lowering the U.S. corporate income tax rate from 35% to 21% beginning in January 2018, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.  The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used to account for business combinations, however, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting.  During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.  As a result of the new legislation, we recognized the provisional impacts of the revaluation of our deferred tax assets and liabilities as of the date of enactment.  These provisional amounts may be adjusted in future periods if additional information is obtained or further clarification and guidance is issued by regulatory authorities regarding the application of the law.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014 09”), which we adopted effective January 1, 2018 using the modified retrospective approach.  Refer to the “Summary of Significant Accounting Policies” footnote in the notes to consolidated financial statements for more information on this new accounting standard.

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

Effects of Inflation and Pricing

As a result of the sustained depressed commodity price environment during 2015, 2016 and continuing into 2017, we have experienced lower costs due to a decrease in demand for oil field products and services.  The oil and gas industry is very cyclical, and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and not adjust downward in proportion to prices.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, depletion expense, impairment assessments of oil and gas properties and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase in the near term, higher demand in the industry could result in increases in the costs of materials, services and personnel.

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

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The price we receive for our oil and gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Crude oil and natural gas are commodities, and therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand.  Historically, the markets for oil and gas have been volatile, and these markets will likely continue to be volatile in the future.  Based on 2017 production, our income (loss) before income taxes for 2017 would have moved up or down $130 million for each 10% change in oil prices per Bbl, $11 million for each 10% change in NGL prices per Bbl and $7 million for each 10% change in natural gas prices per Mcf.

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

Crude Oil Costless Collars and Swaps.  The collared hedges shown in the table below have the effect of providing a protective floor while allowing us to share in upward pricing movements.  The three-way collars, however, do not provide complete protection against declines in crude oil prices due to the fact that when the market price falls below the sub-floor, the minimum price we would receive would be NYMEX plus the difference between the floor and the sub-floor.  While these hedges are designed to reduce our exposure to price decreases, they also have the effect of limiting the benefit of price increases above the ceiling.  The fair value of these commodity derivative instruments at December 31, 2017 was a net liability of $69 million.  A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of December 31, 2017 would cause an increase of $86 million or a decrease of $64 million, respectively, in this fair value liability.

The swap contracts shown in the tables below entitle us to receive settlement from the counterparty in amounts, if any, by which the settlement price for the applicable calculation period is less than the fixed price, or to pay the counterparty if the settlement price for the applicable calculation period is more than the fixed price.  While the fixed-price swaps are designed to decrease our exposure to downward price movements, they also have the effect of limiting the benefit of upward price movements.  There were no swaps outstanding as of December 31, 2017.

Our outstanding commodity derivative contracts as of January 23, 2018 are summarized below:

Derivative			Monthly Volume	Weighted Average
Instrument	Commodity	Period	(Bbl)	NYMEX Price
				Sub-Floor/Floor/Ceiling
Three-way collars (1)	Crude oil	01/2018 to 03/2018	1,450,000	$37.07/$47.07/$57.30
	Crude oil	04/2018 to 06/2018	1,450,000	$37.07/$47.07/$57.30
	Crude oil	07/2018 to 09/2018	1,450,000	$37.07/$47.07/$57.30
	Crude oil	10/2018 to 12/2018	1,450,000	$37.07/$47.07/$57.30
				Fixed Price
Swaps	Crude oil	01/2018 to 03/2018	400,000	$61.74
	Crude oil	04/2018 to 06/2018	400,000	$61.74
	Crude oil	07/2018 to 09/2018	400,000	$61.74
	Crude oil	10/2018 to 12/2018	400,000	$61.74
				Floor/Ceiling
Collars	Crude oil	01/2019 to 03/2019	150,000	$50.00/$65.33
	Crude oil	04/2019 to 06/2019	150,000	$50.00/$65.33

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

Interest Rate Risk

Market risk is estimated as the change in fair value resulting from a hypothetical 100 basis point change in the interest rate on the outstanding balance under our credit agreement.  Our credit agreement allows us to fix the interest rate for all or a portion of the principal balance for a period up to six months.  To the extent that the interest rate is fixed, interest rate changes affect the instrument’s fair market value but do not impact results of operations or cash flows.  Conversely, for the portion of the credit agreement that has a floating interest rate, interest rate changes will not affect the fair market value but will impact future results of operations and cash flows.  At December 31, 2017,  we had no borrowings outstanding under our credit agreement.  Changes in interest rates do not affect the amount of interest we pay on our fixed-rate senior notes, but changes in interest rates do affect the fair values of these notes.

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

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Whiting Petroleum Corporation

Denver, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Whiting Petroleum Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, cash flows, and equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

February 22, 2018

We have served as the Company’s auditors since 2003.

WHITING PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$879,379	$55,975
Restricted cash	-	17,250
Accounts receivable trade, net	284,214	173,919
Prepaid expenses and other	26,035	26,312
Assets held for sale	-	349,146
Total current assets	1,189,628	622,602
Property and equipment:
Oil and gas properties, successful efforts method	11,293,650	13,230,851
Other property and equipment	134,524	134,638
Total property and equipment	11,428,174	13,365,489
Less accumulated depreciation, depletion and amortization	(4,244,735)	(4,222,071)
Total property and equipment, net	7,183,439	9,143,418
Other long-term assets	29,967	110,122
TOTAL ASSETS	$8,403,034	$9,876,142
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$958,713	$-
Accounts payable trade	32,761	32,126
Revenues and royalties payable	171,028	147,226
Accrued capital expenditures	69,744	56,830
Accrued interest	40,971	44,749
Accrued lease operating expenses	36,865	45,015
Accrued liabilities and other	51,590	63,538
Taxes payable	28,771	39,547
Derivative liabilities	132,525	17,628
Accrued employee compensation and benefits	30,360	31,134
Liabilities related to assets held for sale	-	538
Total current liabilities	1,553,328	478,331
Long-term debt	2,764,716	3,535,303
Deferred income taxes	-	475,689
Asset retirement obligations	129,206	168,504
Other long-term liabilities	36,642	69,123
Total liabilities	4,483,892	4,726,950
Commitments and contingencies
Equity:
Common stock, $0.001 par value, 225,000,000 shares authorized; 92,094,837 issued and 90,698,889 outstanding as of December 31, 2017 and 91,793,472 issued and 90,503,482 outstanding as of December 31, 2016 (1)	92	367
Additional paid-in capital	6,405,490	6,389,435
Accumulated deficit	(2,486,440)	(1,248,572)
Total Whiting shareholders' equity	3,919,142	5,141,230
Noncontrolling interest	-	7,962
Total equity	3,919,142	5,149,192
TOTAL LIABILITIES AND EQUITY	$8,403,034	$9,876,142

_____________________

(1)

All share amounts (except par value amounts) as of December 31, 2016 have been retroactively adjusted to reflect the Company’s one-for-four reverse stock split in November 2017, as described in Note 8 to these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
OPERATING REVENUES
Oil, NGL and natural gas sales	$1,481,435	$1,284,982	$2,092,482
OPERATING EXPENSES
Lease operating expenses	366,880	395,135	555,392
Production taxes	123,483	108,715	183,035
Depreciation, depletion and amortization	948,939	1,171,582	1,243,293
Exploration and impairment	936,177	121,468	1,881,671
Goodwill impairment	-	-	873,772
General and administrative	124,288	146,878	172,616
Derivative (gain) loss, net	122,847	(587)	(217,972)
Loss on sale of properties	401,113	184,567	60,791
Amortization of deferred gain on sale	(12,963)	(14,570)	(16,751)
Total operating expenses	3,010,764	2,113,188	4,735,847
LOSS FROM OPERATIONS	(1,529,329)	(828,206)	(2,643,365)
OTHER INCOME (EXPENSE)
Interest expense	(191,088)	(557,620)	(334,125)
Loss on extinguishment of debt	(1,540)	(42,236)	(18,361)
Interest income and other	1,316	1,292	2,356
Total other expense	(191,312)	(598,564)	(350,130)
LOSS BEFORE INCOME TAXES	(1,720,641)	(1,426,770)	(2,993,495)
INCOME TAX BENEFIT
Current	(7,291)	(7,190)	(357)
Deferred	(475,688)	(80,456)	(773,870)
Total income tax benefit	(482,979)	(87,646)	(774,227)
NET LOSS	(1,237,662)	(1,339,124)	(2,219,268)
Net loss attributable to noncontrolling interests	14	22	86
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,237,648)	$(1,339,102)	$(2,219,182)
LOSS PER COMMON SHARE (1)
Basic	$(13.65)	$(21.27)	$(45.41)
Diluted	$(13.65)	$(21.27)	$(45.41)
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
Basic	90,683	62,967	48,868
Diluted	90,683	62,967	48,868

_____________________

(1)

All share and per share amounts have been retroactively adjusted for the 2015 and 2016 periods to reflect the Company’s one-for-four reverse stock split in November 2017, as described in Note 8 to these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,237,662)	$(1,339,124)	$(2,219,268)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	948,939	1,171,582	1,243,293
Deferred income tax benefit	(475,688)	(80,456)	(773,870)
Amortization of debt issuance costs, debt discount and debt premium	31,715	335,569	46,525
Stock-based compensation	21,641	25,647	28,098
Amortization of deferred gain on sale	(12,963)	(14,570)	(16,751)
Loss on sale of properties	401,113	184,567	60,791
Undeveloped leasehold and oil and gas property impairments	899,853	75,622	1,738,308
Goodwill impairment	-	-	873,772
Exploratory dry hole costs	-	134	9,440
Loss on extinguishment of debt	1,540	42,236	18,361
Non-cash derivative (gain) loss	131,129	151,151	(1,615)
Other, net	(9,255)	(10,185)	(9,337)
Changes in current assets and liabilities:
Accounts receivable trade, net	(110,879)	155,416	207,367
Prepaid expenses and other	(444)	586	54,027
Accounts payable trade and accrued liabilities	(24,953)	(62,774)	(117,136)
Revenues and royalties payable	23,799	(32,185)	(74,417)
Taxes payable	(10,776)	(8,206)	(16,196)
Net cash provided by operating activities	577,109	595,010	1,051,392
CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and development capital expenditures	(830,552)	(539,208)	(2,455,218)
Acquisition of oil and gas properties	(21,429)	(4,718)	(28,449)
Other property and equipment	(4,596)	(9,255)	(13,266)
Proceeds from sale of oil and gas properties	929,974	313,355	514,814
Deposit received on properties held for sale	-	17,250	-
Net cash provided by (used in) investing activities	73,397	(222,576)	(1,982,119)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit agreement	1,900,000	1,310,000	3,550,000
Repayments of borrowings under credit agreement	(2,450,000)	(1,560,000)	(4,150,000)
Issuance of common stock	-	-	1,111,148
Issuance of 1.25% Convertible Senior Notes due 2020	-	-	1,250,000
Issuance of 6.625% Senior Notes due 2026	1,000,000	-	-
Issuance of 6.25% Senior Notes due 2023	-	-	750,000
Redemption of 6.5% Senior Subordinated Notes due 2018	(275,121)	-	-
Redemption of 8.125% Senior Notes due 2019	-	-	(832,429)
Redemption of 5.5% Senior Notes due 2021	-	-	(353,500)
Redemption of 5.5% Senior Notes due 2022	-	-	(404,000)
Early conversion payments for New Convertible Notes	-	(41,919)	-
Debt and equity issuance costs	(13,150)	(22,499)	(54,461)
Proceeds from stock options exercised	-	-	3,048
Restricted stock used for tax withholdings	(6,081)	(844)	(1,126)
Net cash provided by (used in) financing activities	$155,648	$(315,262)	$868,680

			(Continued)

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$806,154	$57,172	$(62,047)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	73,225	16,053	78,100
End of period	$879,379	$73,225	$16,053
SUPPLEMENTAL CASH FLOW DISCLOSURES
Income taxes paid (refunded), net	$49	$(1,044)	$(604)
Interest paid, net of amounts capitalized	$163,151	$239,963	$292,582
NONCASH INVESTING ACTIVITIES
Accrued capital expenditures and accounts payable related to property additions	$80,762	$65,052	$94,105
NONCASH FINANCING ACTIVITIES (1)

The accompanying notes are an integral part of these consolidated financial statements.			(Concluded)

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

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

				Retained	Total
			Additional	Earnings	Whiting
	Common Stock		Paid-in	(Accumulated	Shareholders'	Noncontrolling	Total
	Shares (1)	Amount	Capital	Deficit)	Equity	Interest	Equity
BALANCES-January 1, 2015	42,087	$168	$3,385,094	$2,309,712	$5,694,974	$8,070	$5,703,044
Net loss	-	-	-	(2,219,182)	(2,219,182)	(86)	(2,219,268)
Issuance of common stock	9,250	37	1,100,000	-	1,100,037	-	1,100,037
Equity component of 2020 Convertible Senior Notes, net	-	-	144,755	-	144,755	-	144,755
Exercise of stock options	37	-	3,048	-	3,048	-	3,048
Restricted stock issued	304	1	(1)	-	-	-	-
Restricted stock forfeited	(58)	-	-	-	-	-	-
Restricted stock used for tax withholdings	(10)	-	(1,126)	-	(1,126)	-	(1,126)
Stock-based compensation	-	-	28,098	-	28,098	-	28,098
BALANCES - December 31, 2015	51,610	206	4,659,868	90,530	4,750,604	7,984	4,758,588
Net loss	-	-	-	(1,339,102)	(1,339,102)	(22)	(1,339,124)
Issuance of common stock upon conversion of convertible notes	39,386	158	1,535,296	-	1,535,454	-	1,535,454
Reduction of equity component of 2020 Convertible Senior Notes upon extinguishment, net	-	-	(63,330)	-	(63,330)	-	(63,330)
Recognition of beneficial conversion features on convertible notes	-	-	232,801	-	232,801	-	232,801
Restricted stock issued	1,005	4	(4)	-	-	-	-
Restricted stock forfeited	(182)	(1)	1	-	-	-	-
Restricted stock used for tax withholdings	(26)	-	(844)	-	(844)	-	(844)
Stock-based compensation	-	-	25,647	-	25,647	-	25,647
BALANCES - December 31, 2016	91,793	367	6,389,435	(1,248,572)	5,141,230	7,962	5,149,192
Net loss	-	-	-	(1,237,648)	(1,237,648)	(14)	(1,237,662)
Conveyance of third party ownership interest in Sustainable Water Resources, LLC	-	-	-	-	-	(7,948)	(7,948)
Reverse stock split	-	(276)	276	-	-	-	-
Restricted stock issued	707	2	(2)	-	-	-	-
Restricted stock forfeited	(261)	(1)	1	-	-	-	-
Restricted stock used for tax withholdings	(144)	-	(6,081)	-	(6,081)	-	(6,081)
Stock-based compensation	-	-	21,641	-	21,641	-	21,641
Cumulative effect of change in accounting principle	-	-	220	(220)	-	-	-
BALANCES - December 31, 2017	92,095	$92	$6,405,490	$(2,486,440)	$3,919,142	$-	$3,919,142

_____________________

(1)

All common share amounts have been retroactively adjusted for the 2015 and 2016 periods to reflect the Company’s one-for-four reverse stock split in November 2017, as described in Note 8 to these consolidated financial statements.

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

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Items subject to such estimates and assumptions include (i) oil and natural gas reserves; (ii) impairment tests of long-lived assets; (iii) depreciation, depletion and amortization; (iv) asset retirement obligations; (v) assignment of fair value and allocation of purchase price in connection with business combinations, including the determination of any resulting goodwill; (vi) valuations of the Company’s reporting unit used in impairment tests of goodwill; (vii) income taxes; (viii) accrued liabilities; (ix) valuation of derivative instruments; and (x) accrued revenue and related receivables.  Although management believes these estimates are reasonable, actual results could differ from these estimates.

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

Restricted cash at December 31, 2016 related to a deposit received in connection with the sale of Whiting’s interests in the Robinson Lake and Belfield gas processing plants.  The use of these funds was restricted per the terms of the purchase agreement until the sale transaction closed on January 1, 2017.  Refer to the “Acquisition and Divestitures” footnote for further information on this transaction.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets and the consolidated statements of cash flows:

	December 31,
	2017	2016
Cash and cash equivalents	$879,379	$55,975
Restricted cash	-	17,250
Total cash, cash equivalents and restricted cash	$879,379	$73,225

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

The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectability.  At December 31, 2017 and 2016, the Company had an allowance for doubtful accounts of $17 million and $10 million, respectively.

Inventories—Materials and supplies inventories consist primarily of tubular goods and production equipment, carried at weighted-average cost.  Materials and supplies are included in other property and equipment and totaled $24 million and $33 million as of December 31, 2017 and 2016, respectively.  Crude oil in tanks inventory is carried at the lower of the estimated cost to produce or net realizable value.  Oil in tanks is included in prepaid expenses and other and totaled $7 million and $8 million as of December 31, 2017 and 2016, respectively.

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

The Company assesses its proved oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.  The impairment test compares undiscounted future net cash flows to the assets’ net book value.  If the net capitalized costs exceed future net cash flows, then the cost of the property is written down to fair value.  Fair value for oil and gas properties is generally determined based on discounted future net cash flows.  Impairment expense for proved properties totaled $835 million and $1.6 billion for the years ended December 31, 2017 and 2015, respectively, which is reported in exploration and impairment expense.

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

Interest cost is capitalized as a component of property cost for development projects that require greater than six months to be readied for their intended use.  During 2017, 2016 and 2015, the Company capitalized interest of $0.1 million, $0.1 million and $4 million, respectively.

Unproved.  Unproved properties consist of costs to acquire undeveloped leases as well as purchases of unproved reserves.  Undeveloped lease costs and unproved reserve acquisitions are capitalized, and individually insignificant unproved properties are amortized on a composite basis, based on average lease-term lives and the historical experience of developing acreage in a particular prospect.  The Company evaluates significant unproved properties for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage.  When successful wells are drilled on undeveloped leaseholds, unproved property costs are reclassified to proved properties and depleted on a unit-of-production basis.  Impairment expense for unproved properties totaled $59 million, $73 million and $135 million for the years ended December 31, 2017, 2016 and 2015, respectively, which is reported in exploration and impairment expense.

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

Costs of drilling exploratory wells are initially capitalized, pending determination of whether the well has found proved reserves.  If an exploratory well has not found proved reserves, the costs of drilling the well and other associated costs are charged to expense.  Costs incurred for exploratory wells that find reserves, which cannot yet be classified as proved, continue to be capitalized if (i) the well has found a sufficient quantity of reserves to justify completion as a producing well, and (ii) the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project.  If either condition is not met, or if the Company obtains information that raises substantial doubt about the economic or operational viability of the project, the exploratory well costs, net of any salvage value, are expensed.

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

Debt Discounts and Premiums—Debt discounts and premiums related to the Company’s senior notes and convertible notes are included as a deduction from or addition to the carrying amount of the long-term debt in the consolidated balance sheets and are amortized to interest expense using the effective interest method over the term of the related notes.

Derivative Instruments—The Company enters into derivative contracts, primarily costless collars and swaps, to manage its exposure to commodity price risk.  Whiting follows FASB ASC Topic 815, Derivatives and Hedging, to account for its derivative financial instruments.    All derivative instruments, other than those that meet the “normal purchase normal sale” exclusion, are recorded on the balance sheet as either an asset or liability measured at fair value.  Gains and losses from changes in the fair value of derivative instruments are recognized immediately in earnings, unless the derivative meets specific hedge accounting criteria and the derivative has been designated as a hedge.  The Company does not currently apply hedge accounting to any of its outstanding derivative instruments, and as a result, all changes in derivative fair values are recognized currently in earnings.

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

Deferred Gain on Sale—The deferred gain on sale relates to the sale of 18,400,000 Whiting USA Trust II (“Trust II”) units, and is amortized to income based on the unit-of-production method.

Revenue Recognition—Oil and gas revenues are recognized when production volumes are sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, persuasive evidence of a sales arrangement exists and collectability of the revenue is reasonably assured.  Revenues from the production of gas properties in which the Company has an interest with other producers are recognized on the basis of the Company’s net working interest (entitlement method).  Net deliveries in excess of entitled amounts are recorded as liabilities, while net under deliveries are reflected as receivables.  The Company’s aggregate imbalance positions as of December 31, 2017 and 2016 were not significant.

Taxes collected and remitted to governmental agencies on behalf of customers are not included in revenues or costs and expenses.

General and Administrative Expenses—General and administrative expenses are reported net of reimbursements of overhead costs that are allocated to the working interest owners that participate in oil and gas properties operated by Whiting.

Stock-based Compensation Expense—The Company has share-based employee compensation plans that provide for the issuance of various types of stock-based awards, including shares of restricted stock, restricted stock units and stock options, to employees and non-employee directors.  The Company determines compensation expense for restricted stock awards and options granted under these plans based on the grant date fair value, and such expense is recognized on a straight-line basis over the requisite service period of the award.  The Company determines compensation expense for cash-settled restricted stock units granted under these plans based on the fair value of such awards at the end of each reporting period, and such awards are recorded as a  liability in the consolidated balance sheets.  Gains and losses from changes in the fair value of restricted stock units are recognized immediately in earnings.  The Company accounts for forfeitures of share-based awards as they occur.  Refer to the “Stock-Based Compensation” footnote for further information.

401(k) Plan—The Company has a defined contribution retirement plan for all employees.  The plan is funded by employee contributions and discretionary Company contributions.  The Company’s contributions for 2017, 2016 and 2015 were $8 million, $8 million and $12 million, respectively.  Employees vest in employer contributions at 20% per year of completed service.

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

Earnings Per Share—Basic earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per common share is calculated by dividing adjusted net income attributable to common shareholders by the weighted average number of diluted common shares outstanding, which includes the effect of potentially dilutive securities.  Potentially dilutive securities for the diluted earnings per share calculations consist of unvested restricted stock awards, outstanding stock options and contingently issuable shares of convertible debt to be settled in cash, all using the treasury stock method.  In addition, the diluted earnings per share calculation for the year ended December 31, 2016 considers the effect of convertible debt issued and converted during 2016, using the if-converted method for periods prior to their actual conversions.  When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share.

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

Concentration of Credit Risk—Whiting is exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy related industries.  The creditworthiness of customers and other counterparties is subject to continuing review.  The following tables present the percentages by purchaser that accounted for 10% or more of the Company’s total oil, NGL and natural gas sales for the years ended December 31, 2017 and 2016.  For the year ended December 31, 2015, no individual purchaser accounted for 10% or more of the Company’s total oil, NGL and natural gas sales.

Year Ended December 31, 2017
Tesoro Crude Oil Co	18%

Year Ended December 31, 2016
Tesoro Crude Oil Co	15%
Jamex Marketing LLC	12%

Commodity derivative contracts held by the Company are with nine counterparties, all of which are participants in Whiting’s credit facility as well, and all of which have investment-grade ratings from Moody’s and Standard & Poor’s.  As of December 31, 2017, outstanding derivative contracts with JP Morgan Chase Bank, N.A.,  Wells Fargo Bank, N.A.,  Capital One, N.A. and KeyBank, N.A. represented 24%, 17%, 14% and 10%, respectively, of total crude oil volumes hedged.

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

ASU 2014-09 and its amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The standards permit retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented or (ii) recognition of a cumulative-effect adjustment as of the date of initial application.  The Company adopted these ASUs effective January 1, 2018 using the modified retrospective approach.  The Company has completed the assessment of its contracts with customers and is in the process of implementing the changes to its financial statements, accounting policies and internal controls as a result of the adoption of these standards. The adoption is not expected to have an impact on the Company’s net income or cash flows, however, it will result in changes to the classification of fees incurred under certain pipeline gathering and transportation agreements and gas processing agreements, as well as certain costs attributable to non-operated properties, which will result in an overall decrease in total revenues with a corresponding decrease in lease operating expenses under the new standards.  In addition, the Company is continuing to assess the additional disclosures that will be required upon implementation of these ASUs.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”).  The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and should be applied using a modified retrospective approach.  Early adoption is permitted.  Although the Company is still in the process of evaluating the effect of adopting ASU 2016‑02, the adoption is expected to result in (i) an increase in the assets and liabilities recorded on its consolidated balance sheet, (ii) an increase in depreciation, depletion and amortization expense and interest expense recorded on its consolidated statement of operations, and (iii) additional disclosures.  As of December 31, 2017, the Company had approximately $73 million of contractual obligations related to its non-cancelable leases, drilling rig contracts and pipeline transportation agreements, and it will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under ASU 2016-02.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  The objective of this ASU is to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification in the statement of cash flows.  Portions of this ASU must be applied prospectively while other portions may be applied either prospectively or retrospectively.  ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and the Company adopted this standard on January 1, 2017.  Upon adoption of ASU 2016-09, the Company (i) recorded previously unrecognized excess tax benefits on a modified retrospective basis with a full valuation allowance, resulting in a net cumulative-effect adjustment to retained earnings of zero, (ii) prospectively removed excess tax benefits from its calculation of diluted shares, which had no impact on the Company’s diluted earnings per share for year ended December 31, 2017, and (iii) elected to account for forfeitures of share-based awards as they occur, rather than by applying an estimated forfeiture rate to determine compensation expense, the effect of which was recognized using a modified retrospective approach and resulted in an immaterial cumulative-effect adjustment to retained earnings and additional paid-in capital.

2.          OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Proved leasehold costs	$2,622,576	$3,330,928
Unproved leasehold costs	137,694	392,484
Costs of completed wells and facilities	8,288,591	9,016,472
Wells and facilities in progress	244,789	490,967
Total oil and gas properties, successful efforts method	11,293,650	13,230,851
Accumulated depletion	(4,185,301)	(4,170,237)
Oil and gas properties, net	$7,108,349	$9,060,614

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

There were no significant acquisitions during the year ended December 31, 2017.

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

4.          LONG-TERM DEBT

Long-term debt, including the current portion, consisted of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Credit agreement	$-	$550,000
6.5% Senior Subordinated Notes due 2018	-	275,121
5.0% Senior Notes due 2019	961,409	961,409
1.25% Convertible Senior Notes due 2020	562,075	562,075
5.75% Senior Notes due 2021	873,609	873,609
6.25% Senior Notes due 2023	408,296	408,296
6.625% Senior Notes due 2026	1,000,000	-
Total principal	3,805,389	3,630,510
Unamortized debt discounts and premiums	(50,945)	(71,340)
Unamortized debt issuance costs on notes	(31,015)	(23,867)
Total debt	3,723,429	3,535,303
Less current portion of long-term debt	(958,713)	-
Total long-term debt	$2,764,716	$3,535,303

The following table shows five succeeding fiscal years of anticipated maturities for the Company’s long-term debt as of December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022
Long-term debt	$961,409	$-	$562,075	$873,609	$-

Credit Agreement

Whiting Oil and Gas, the Company’s wholly owned subsidiary, has a credit agreement with a syndicate of banks that as of December 31, 2017 had a borrowing base and aggregate commitments of $2.3 billion.  As of December 31, 2017, the Company had $2.3 billion of available borrowing capacity, which was net of $2 million in letters of credit outstanding, with no borrowings outstanding.

The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of the Company’s proved reserves that have been mortgaged to such lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  Upon a redetermination of the borrowing base, either on a periodic or special redetermination date, if borrowings in excess of the revised borrowing capacity were outstanding, the Company could be forced to immediately repay a portion of its debt outstanding under the credit agreement.  In October 2017, the borrowing base and aggregate commitments under the facility were reduced from $2.5 billion to $2.3 billion in connection with the November 1, 2017 regular borrowing base redetermination, and was primarily a result of the sale of the Company’s FBIR Assets on September 1, 2017.

A portion of the revolving credit facility in an aggregate amount not to exceed $50 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.  As of December 31, 2017,  $48 million was available for additional letters of credit under the agreement.

The credit agreement provides for interest only payments until December 2019, when the credit agreement expires and all outstanding borrowings are due.  Interest under the revolving credit facility accrues at the Company’s option at either (i) a base rate for a base rate loan plus the margin in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR rate plus 1.0% per annum, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus the margin in the table below.  Additionally, the Company also incurs commitment fees as set forth in the table below on the unused portion of the aggregate commitments of the lenders under the revolving credit facility, which are included as a component of interest expense.  At December 31, 2016, the weighted average interest rate on the outstanding principal balance under the credit agreement was 4.0%.

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

The credit agreement contains restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  However, the credit agreement permits the Company and certain of its subsidiaries to issue second lien indebtedness of up to $1.0 billion subject to certain conditions and limitations.  Except for limited exceptions, the credit agreement also restricts the Company’s ability to make any dividend payments or distributions on its common stock.  These restrictions apply to all of the Company’s restricted subsidiaries (as defined in the credit agreement).  As of December 31, 2017, there were no retained earnings free from restrictions.  The credit agreement requires the Company, as of the last day of any quarter, to maintain the following ratios (as defined in the credit agreement): (i) a consolidated current assets to consolidated current liabilities ratio (which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0, (ii) a total senior secured debt to the last four quarters’ EBITDAX ratio of less than 3.0 to 1.0 during the Interim Covenant Period (defined below), and thereafter a total debt to EBITDAX ratio of less than 4.0 to 1.0, and (iii) a ratio of the last four quarters’ EBITDAX to consolidated cash interest charges of not less than 2.25 to 1.0 during the Interim Covenant Period.  Under the credit agreement, the “Interim Covenant Period” is defined as the period from June 30, 2015 until the earlier of (i) April 1, 2018 or (ii) the commencement of an investment-grade debt rating period (as defined in the credit agreement).   The Company was in compliance with its covenants under the credit agreement as of December 31, 2017.

The obligations of Whiting Oil and Gas under the credit agreement are collateralized by a first lien on substantially all of Whiting Oil and Gas’ and Whiting Resource Corporation’s properties.  The Company has guaranteed the obligations of Whiting Oil and Gas under the credit agreement and has pledged the stock of its subsidiaries as security for its guarantee.

Senior Notes, Convertible Senior Notes and Senior Subordinated Notes

The following table summarizes the material terms of the Company’s senior notes and convertible senior notes outstanding at December 31, 2017:

2020
	2019	Convertible	2021	2023	2026
	Senior Notes (1)	Senior Notes	Senior Notes	Senior Notes	Senior Notes
Outstanding principal (in thousands)	$ 961,409	$ 562,075	$ 873,609	$ 408,296	$ 1,000,000
Interest rate	5.0%	1.25%	5.75%	6.25%	6.625%
Maturity date	Mar 15, 2019	Apr 1, 2020	Mar 15, 2021	Apr 1, 2023	Jan 15, 2026
Interest payment dates	Mar 15, Sep 15	Apr 1, Oct 1	Mar 15, Sep 15	Apr 1, Oct 1	Jan 15, Jul 15
Make-whole redemption date (2)	Dec 15, 2018	N/A (3)	Dec 15, 2020	Jan 1, 2023	Oct 15, 2025

_____________________

(1)

On January 26, 2018, the Company used the proceeds from the December 2017 issuance of its 6.625% Senior Notes due January 2026 as well as borrowings under its credit agreement to redeem all of the outstanding 5.0% Senior Notes due March 2019.

(2)

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

(3)	The indenture governing the 1.25% Convertible Senior Notes due 2020 does not allow for optional redemption by the Company prior to the maturity date.

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

In March 2015, the Company issued at par $750 million of 6.25% Senior Notes due April 2023 (the “2023 Senior Notes”).

Issuance of Senior Notes.    In December 2017, the Company issued at par $1.0 billion of 6.625% Senior Notes due January 2026 (the “2026 Senior Notes” and together with the 2019 Senior Notes, the 2021 Senior Notes and the 2023 Senior Notes, the “Senior Notes”).  The Company used the net proceeds from this offering to redeem on January 26, 2018 all of the outstanding 2019 Senior Notes at a 102.976% redemption price plus all accrued and unpaid interest on the notes.  Refer to the “Subsequent Events” footnote for more information on the redemption of the 2019 Senior Notes.

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

During the second quarter of 2016, holders of the New Convertible Notes voluntarily converted all $477 million aggregate principal amount of the New Convertible Notes for approximately 10.5 million shares of the Company’s common stock.  Upon conversion, the Company paid $46 million in cash consisting of early conversion payments to the holders of the notes, as well as all accrued and unpaid interest on such notes.  As a result of the conversions, Whiting recognized a $188 million loss on extinguishment of debt, which consisted of a non-cash charge for the acceleration of unamortized debt issuance costs and debt discount on the notes.  As of June 30, 2016, no New Convertible Notes remained outstanding.

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

Kodiak Senior Notes.  In conjunction with the acquisition of Kodiak in December 2014, Whiting US Holding Company, a wholly owned subsidiary of the Company, became a co-issuer of Kodiak’s $800 million of 8.125% Senior Notes due December 2019 (the “2019 Kodiak Notes”),  $350 million of 5.5% Senior Notes due January 2021 (the “2021 Kodiak Notes”), and $400 million of 5.5% Senior Notes due February 2022 (the “2022 Kodiak Notes” and together with the 2019 Kodiak Notes and the 2021 Kodiak Notes, the “Kodiak Notes”).

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

For the remaining $562 million aggregate principal amount of 2020 Convertible Senior Notes outstanding as of December 31, 2017, the Company has the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at its election.  The Company’s intent is to settle the principal amount of the 2020 Convertible Senior Notes in cash upon conversion.  Prior to January 1, 2020, the 2020 Convertible Senior Notes will be convertible at the holder’s option only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2020 Convertible Senior Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.  On or after January 1, 2020, the 2020 Convertible Senior Notes will be convertible at any time until the second scheduled trading day immediately preceding the April 1, 2020 maturity date of the notes.  The notes will be convertible at a current conversion rate of 6.4102 shares of Whiting’s common stock per $1,000 principal amount of the notes, which is equivalent to a current conversion price of approximately $156.00.  The conversion rate will be subject to adjustment in some events.  In addition, following certain corporate events that occur prior to the maturity date, the Company will increase, in certain circumstances, the conversion rate for a holder who elects to convert its 2020 Convertible Senior Notes in connection with such corporate event.  As of December 31, 2017, none of the contingent conditions allowing holders of the 2020 Convertible Senior Notes to convert these notes had been met.

Upon issuance, the Company separately accounted for the liability and equity components of the 2020 Convertible Senior Notes.  The liability component was recorded at the estimated fair value of a similar debt instrument without the conversion feature.  The difference between the principal amount of the 2020 Convertible Senior Notes and the estimated fair value of the liability component was recorded as a debt discount and is being amortized to interest expense over the term of the notes using the effective interest method, with an effective interest rate of 5.6% per annum.  The fair value of the liability component of the 2020 Convertible Senior Notes as of the issuance date was estimated at $1.0 billion, resulting in a debt discount at inception of $238 million.  The equity component, representing the value of the conversion option, was computed by deducting the fair value of the liability component from the initial proceeds of the 2020 Convertible Senior Notes issuance.  This equity component was recorded, net of deferred taxes and issuance costs, in additional paid-in capital within shareholders’ equity, and will not be remeasured as long as it continues to meet the conditions for equity classification.

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

The 2020 Convertible Senior Notes consisted of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Liability component
Principal	$562,075	$562,075
Less: unamortized note discount	(51,666)	(72,622)
Less: unamortized debt issuance costs	(4,178)	(5,988)
Net carrying value	$506,231	$483,465
Equity component (1)	$136,522	$136,522

(1)	Recorded in additional paid-in capital, net of $5 million of issuance costs and $50 million of deferred taxes as of December 31, 2017 and 2016.

Interest expense recognized on the 2020 Convertible Senior Notes related to the stated interest rate and amortization of the debt discount totaled $28 million, $43 million and $44 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

During the second half of 2016, the entire $1,093 million aggregate principal amount of the Mandatory Convertible Notes were converted into approximately 28.9 million shares of the Company’s common stock pursuant to the terms of the notes.  As a result of these conversions, Whiting recognized (i) a $259 million non-cash charge for the acceleration of unamortized debt discounts on the notes, which is included in interest expense in the consolidated statements of operations, and (ii) a $1 million net loss on extinguishment of debt.  As of December 31, 2016, no Mandatory Convertible Notes remained outstanding.

Security and Guarantees

The Senior Notes and the 2020 Convertible Senior Notes are unsecured obligations of Whiting Petroleum Corporation and these unsecured obligations are subordinated to all of the Company’s secured indebtedness, which consists of Whiting Oil and Gas’ credit agreement.

The Company’s obligations under the Senior Notes and the 2020 Convertible Senior Notes are guaranteed by the Company’s 100%‑owned subsidiaries, Whiting Oil and Gas, Whiting US Holding Company, Whiting Canadian Holding Company ULC and Whiting Resources Corporation (the “Guarantors”).  These guarantees are full and unconditional and joint and several among the Guarantors.  Any subsidiaries other than these Guarantors are minor subsidiaries as defined by Rule 3-10(h)(6) of Regulation S‑X of the SEC.  Whiting Petroleum Corporation has no assets or operations independent of this debt and its investments in its consolidated subsidiaries.

5.          ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration (including removal of certain onshore and offshore facilities in California) in accordance with applicable local, state and federal laws.  The current portions at December 31, 2017 and 2016 were $5 million and $8 million, respectively, and have been included in accrued liabilities and other in the consolidated balance sheets.  The following table provides a reconciliation of the Company’s asset retirement obligations for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Asset retirement obligation at January 1	$177,004	$161,908
Additional liability incurred	7,727	3,238
Revisions to estimated cash flows (1) (2)	(52,947)	11,620
Accretion expense	13,809	13,800
Obligations on sold properties	(6,988)	(4,771)
Liabilities settled	(4,368)	(8,791)
Asset retirement obligation at December 31	$134,237	$177,004

(1)

Revisions to estimated cash flows during the year ended December 31, 2017 are primarily attributable to the deferral of the estimated timing of abandonment of a large number of Whiting’s producing properties resulting from increases in commodity prices used in the calculation of the Company’s reserves as of December 31, 2017, which lengthened the economic lives of these properties.  In addition, during 2017 there were decreases in the estimates of future costs required to plug and abandon wells in certain fields in the Northern Rocky Mountains.

(2)

Revisions to estimated cash flows during the year ended December 31, 2016 are primarily attributable to the acceleration in the estimated timing of abandonment of a large number of Whiting’s producing properties resulting from decreases in commodity prices used in the calculation of the Company’s reserves as of December 31, 2016, which shortened the economic lives of these properties.  For the year ended December 31, 2016, the increase was partially offset by decreases in the estimates of future costs required to plug and abandon wells in certain fields in the Central and Northern Rocky Mountains.

6.          DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations, and it uses derivative instruments to manage its commodity price risk.  In addition, the Company periodically enters into contracts that contain embedded features which are required to be bifurcated and accounted for separately as derivatives.

Commodity Derivative Contracts—Historically, prices received for crude oil and natural gas production have been volatile because of supply and demand factors, worldwide political factors, general economic conditions and seasonal weather patterns.  Whiting primarily enters into derivative contracts such as crude oil costless collars and swaps, as well as sales and delivery contracts, to achieve a more predictable cash flow by reducing its exposure to commodity price volatility, thereby ensuring adequate funding for the Company’s capital programs and facilitating the management of returns on drilling programs and acquisitions.  The Company does not enter into derivative contracts for speculative or trading purposes.

Crude Oil Costless Collars.  Costless collars are designed to establish floor and ceiling prices on anticipated future oil or gas production.  While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements.

The table below details the Company’s costless collar derivatives entered into to hedge forecasted crude oil production revenues as of December 31, 2017.

Derivative		Contracted Crude	Weighted Average NYMEX Price
Instrument	Period	Oil Volumes (Bbl)	Collar Ranges for Crude Oil (per Bbl)
Three-way collars (1)	Jan - Dec 2018	17,400,000	$37.07 - $47.07 - $57.30
	Total	17,400,000

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

(2)

Subsequent to December 31, 2017, the Company entered into additional swap contracts for 4,400,000 Bbl of crude oil volumes for the year ended December 31, 2018, as well as costless collars for 900,000 Bbl of crude oil volumes for the six months ended June 30, 2019.

Crude Oil Sales and Delivery Contract.  As of December 31, 2017, the Company had a long-term crude oil sales and delivery contract for oil volumes produced from its Redtail field in Colorado.  Under the terms of the agreement, Whiting had committed to deliver certain fixed volumes of crude oil through April 2020.  The Company determined it was not probable that future oil production from its Redtail field would be sufficient to meet the minimum volume requirements specified in this contract; accordingly, the Company would not settle this contract through physical delivery of crude oil volumes.  As a result, Whiting determined that this contract would not qualify for the “normal purchase normal sale” exclusion and has therefore reflected the contract at fair value in the consolidated financial statements.  As of December 31, 2017 and 2016, the estimated fair value of this derivative contract was a liability of $63 million and $9 million, respectively.    On February 1, 2018, Whiting paid $61 million to the counterparty to settle all future minimum volume commitments under this agreement.  Accordingly, this crude oil sales and delivery contract was fully terminated and the fair value of this corresponding derivative was therefore zero as of that date.

Embedded Derivatives—In March 2016, the Company issued convertible notes that contained debtholder conversion options which the Company determined were not clearly and closely related to the debt host contracts, and the Company therefore bifurcated these embedded features and reflected them at fair value in the consolidated financial statements.  During the second quarter of 2016, the entire aggregate principal amount of these notes was converted into shares of the Company’s common stock, and the fair value of these embedded derivatives as of December 31, 2017 and 2016 was therefore zero.

In July 2016, the Company entered into a purchase and sale agreement with the buyer of its North Ward Estes Properties, whereby the buyer agreed to pay Whiting additional proceeds of $100,000 for every $0.01 that, as of June 28, 2018, the average NYMEX crude oil futures contract price for each month from August 2018 through July 2021 is above $50.00/Bbl up to a maximum amount of $100 million.  The Company determined that this NYMEX-linked contingent payment was not clearly and closely related to the host contract, and the Company therefore bifurcated this embedded feature and reflected it at its estimated fair value of $51 million in the consolidated financial statements as of December 31, 2016.  On July 19, 2017, the buyer paid $35 million to Whiting to settle this NYMEX-linked contingent payment, and accordingly, the embedded derivative’s fair value was zero as of December 31, 2017.

Derivative Instrument Reporting—All derivative instruments are recorded in the consolidated financial statements at fair value, other than derivative instruments that meet the “normal purchase normal sale” exclusion or other derivative scope exceptions.  The following table summarizes the effects of derivative instruments on the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 (in thousands):

		(Gain) Loss Recognized in Income
Not Designated as	Statement of Operations	Year Ended December 31,
ASC 815 Hedges	Classification	2017	2016	2015
Commodity contracts	Derivative (gain) loss, net	$104,138	$58,771	$(217,972)
Embedded derivatives	Derivative (gain) loss, net	18,709	(59,358)	-
Total		$122,847	$(587)	$(217,972)

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

		December 31, 2017 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Prepaid expenses and other	$9,829	$(9,829)	$-
Total derivative assets		$9,829	$(9,829)	$-
Derivative liabilities
Commodity contracts - current	Derivative liabilities	$142,354	$(9,829)	$132,525
Total derivative liabilities		$142,354	$(9,829)	$132,525

		December 31, 2016 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Prepaid expenses and other	$21,405	$(21,405)	$-
Commodity contracts - non-current	Other long-term assets	9,495	(9,495)	-
Embedded derivatives - non-current	Other long-term assets	50,632	-	50,632
Total derivative assets		$81,532	$(30,900)	$50,632
Derivative liabilities
Commodity contracts - current	Derivative liabilities	$39,033	$(21,405)	$17,628
Commodity contracts - non-current	Other long-term liabilities	19,724	(9,495)	10,229
Total derivative liabilities		$58,757	$(30,900)	$27,857

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

The Company’s senior notes and senior subordinated notes are recorded at cost, and the Company’s convertible senior notes are recorded at fair value at the date of issuance.  The following table summarizes the fair values and carrying values of these instruments as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017		December 31, 2016
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
6.5% Senior Subordinated Notes due 2018	$-	$-	$275,121	$273,506
5.0% Senior Notes due 2019	985,444	958,713	961,409	956,607
1.25% Convertible Senior Notes due 2020	517,109	506,231	503,057	483,465
5.75% Senior Notes due 2021	897,633	869,284	868,149	868,460
6.25% Senior Notes due 2023	418,503	403,940	408,296	403,265
6.625% Senior Notes due 2026	1,025,000	985,261	-	-
Total	$3,843,689	$3,723,429	$3,016,032	$2,985,303

(1)	Fair values are based on quoted market prices for these debt securities, and such fair values are therefore designated as Level 1 within the valuation hierarchy.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt discounts or premiums.

The Company’s derivative financial instruments are recorded at fair value and include a measure of the Company’s own nonperformance risk or that of its counterparty, as appropriate.    The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

				Total Fair Value
	Level 1	Level 2	Level 3	December 31, 2017
Financial Liabilities
Commodity derivatives – current	$-	$69,247	$63,278	$132,525
Total financial liabilities	$-	$69,247	$63,278	$132,525

				Total Fair Value
	Level 1	Level 2	Level 3	December 31, 2016
Financial Assets
Embedded derivatives – non-current	$-	$50,632	$-	$50,632
Total financial assets	$-	$50,632	$-	$50,632
Financial Liabilities
Commodity derivatives – current	$-	$14,664	$2,964	$17,628
Commodity derivatives – non-current	-	3,979	6,250	10,229
Total financial liabilities	$-	$18,643	$9,214	$27,857

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

In addition, the Company had a long-term crude oil sales and delivery contract, whereby it had committed to deliver certain fixed volumes of crude oil through April 2020.    Whiting determined that the contract did not meet the “normal purchase normal sale” exclusion, and has therefore reflected this contract at fair value in its consolidated financial statements.  This commodity derivative was valued based on a probability-weighted income approach which considers various assumptions, including quoted spot prices for commodities, market differentials for crude oil, U.S. Treasury rates and either the Company’s or the counterparty’s nonperformance risk, as appropriate.    The assumptions used in the valuation of the crude oil sales and delivery contract include certain market differential metrics that were unobservable during the term of the contract.  Such unobservable inputs were significant to the contract valuation methodology, and the contract’s fair value was therefore designated as Level 3 within the valuation hierarchy.    On February 1, 2018, Whiting paid $61 million to the counterparty to settle all future minimum volume commitments under this agreement.  Accordingly, this derivative was settled in its entirety as of that date.

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

Level 3 Fair Value Measurements—A third-party valuation specialist is utilized in determining the fair value of the Company’s derivative instruments designated as Level 3.  The Company reviews these valuations, including the related model inputs and assumptions, and analyzes changes in fair value measurements between periods.  The Company corroborates such inputs, calculations and fair value changes using various methodologies, and reviews unobservable inputs for reasonableness utilizing relevant information from other published sources.

The following table presents a reconciliation of changes in the fair value of financial assets or liabilities designated as Level 3 in the valuation hierarchy for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Fair value liability, beginning of period	$(9,214)	$(4,027)
Recognition of embedded derivatives associated with convertible note issuances	-	(89,884)
Unrealized gains on embedded derivatives included in earnings (1)	-	47,965
Settlement of embedded derivatives upon conversion of convertible notes	-	41,919
Unrealized losses on commodity derivative contracts included in earnings (1)	(54,064)	(5,187)
Transfers into (out of) Level 3	-	-
Fair value liability, end of period	$(63,278)	$(9,214)

_____________________

(1)	Included in derivative (gain) loss, net in the consolidated statements of operations.

Quantitative Information about Level 3 Fair Value Measurements.  The significant unobservable inputs used in the fair value measurement of the Company’s commodity derivative instrument designated as Level 3 are as follows:

Derivative Instrument	Valuation Technique	Unobservable Input	Amount
Commodity derivative contract	Probability-weighted income approach	Market differential for crude oil	$4.08 - $4.92 per Bbl

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

Non-recurring Fair Value Measurements—The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including proved property.  These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  The Company did not recognize any impairment write-downs with respect to its proved property during the year ended December 31, 2016.    The following table presents

information about the Company’s non-financial assets measured at fair value on a non-recurring basis for the year ended December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

					Loss (Before
	Net Carrying				Tax) Year
	Value as of				Ended
	December 31,	Fair Value Measurements Using			December 31,
	2017	Level 1	Level 2	Level 3	2017
Proved property (1)	$389,390	$-	$-	$389,390	$834,950

_____________________

(1)

During the fourth quarter of 2017, proved oil and gas properties at the Redtail field in the Denver Julesburg Basin (the “DJ Basin”) in Weld County, Colorado, with a previous carrying amount of $1.2 billion were written down to their fair value as of December 31, 2017 of $389 million, resulting in a non-cash impairment charge of $835 million which was recorded within exploration and impairment expense.

The following methods and assumptions were used to estimate the fair values of the non-financial assets in the table above:

Proved Property Impairments.  The Company tests proved property for impairment whenever events or changes in circumstances indicate that the fair value of these assets may be reduced below their carrying value.  Based on recent well performance results in the DJ Basin, the Company reduced its reserves at its Redtail field during the fourth quarter of 2017, and performed a proved property impairment test as of December 31, 2017.  The fair value was ascribed using income approach analyses based on the net discounted future cash flows from the producing property and related assets.  The discounted cash flows were based on management’s expectations for the future.  Unobservable inputs included estimates of future oil and gas production from the Company’s reserve reports, commodity prices based on sales contract terms or forward price curves (adjusted for basis differentials), operating and development costs, and a discount rate based on the Company’s weighted-average cost of capital (all of which were designated as Level 3 inputs within the fair value hierarchy).  The impairment test indicated that a proved property impairment had occurred, and the Company therefore recorded a non-cash impairment charge to reduce the carrying value of the impaired property to its fair value at December 31, 2017.

8.          SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

Common Stock

Reverse Stock Split.    On November 8, 2017 and following approval by the Company’s stockholders of an amendment to its certificate of incorporation to effect a reverse stock split, the Company’s Board of Directors approved a reverse stock split of Whiting’s common stock at a ratio of one-for-four and a reduction in the number of authorized shares of the Company’s common stock from 600,000,000 shares to 225,000,000.  Whiting’s common stock began trading on a split-adjusted basis on November 9, 2017 upon opening of the markets.  All share and per share amounts in these consolidated financial statements and related notes for periods prior to November 2017 have been retroactively adjusted to reflect the reverse stock split.

Common Stock Offering.    In March 2015, the Company completed a public offering of its common stock, selling 8,750,000 shares of common stock at a price of $120.00 per share and providing net proceeds of approximately $1.0 billion after underwriter’s fees.  In addition, the Company granted the underwriter a 30-day option to purchase up to an additional 1,312,500 shares of common stock.  On April 1, 2015, the underwriter exercised its right to purchase an additional 500,000 shares of common stock, providing additional net proceeds of $61 million.

Noncontrolling Interest—The Company’s noncontrolling interest represented an unrelated third party’s 25% ownership interest in Sustainable Water Resources, LLC (“SWR”).  During the third quarter of 2017, the third party’s ownership interest in SWR was assigned back to SWR.  The table below summarizes the activity for the equity attributable to the noncontrolling interest (in thousands):

	Year Ended December 31,
	2017	2016
Balance at beginning of period	$7,962	$7,984
Net loss	(14)	(22)
Conveyance of ownership interest	(7,948)	-
Balance at end of period	$-	$7,962

9.          STOCK-BASED COMPENSATION

Equity Incentive Plan—The Company maintains the Whiting Petroleum Corporation 2013 Equity Incentive Plan, as amended and restated (the “2013 Equity Plan”), which replaced the Whiting Petroleum Corporation 2003 Equity Incentive Plan (the “2003 Equity Plan”) and includes the authority to issue 1,375,000 shares of the Company’s common stock.  Upon shareholder approval of the 2013 Equity Plan, the 2003 Equity Plan was terminated.  The 2003 Equity Plan continues to govern awards that were outstanding as of the date of its termination, which remain in effect pursuant to their terms. Any shares netted or forfeited under the 2003 Equity Plan and any shares forfeited under the 2013 Equity Plan will be available for future issuance under the 2013 Equity Plan.  However, shares netted for tax withholding under the 2013 Equity Plan will be cancelled and will not be available for future issuance.  Under the 2013 Equity Plan, no employee or officer participant may be granted options for more than 225,000 shares of common stock, stock appreciation rights relating to more than 225,000 shares of common stock, more than 150,000 shares of restricted stock, more than 150,000 restricted stock units, more than 150,000 performance shares, or more than 150,000 performance units during any calendar year.  In addition, no non-employee director participant may be granted options for more than 25,000 shares of common stock, stock appreciation rights relating to more than 25,000 shares of common stock, more than 25,000 shares of restricted stock, or more than 25,000 restricted stock units during any calendar year.  As of December 31, 2017, 1,137,723 shares of common stock remained available for grant under the 2013 Equity Plan.

Restricted Stock, Restricted Stock Units and Performance Shares—The Company grants service-based restricted stock awards and restricted stock units to executive officers and employees, which generally vest ratably over a three-year service period.  The Company also grants service-based restricted stock awards to directors, which generally vest over a one-year service period.  In addition, the Company grants performance share awards to executive officers that are subject to market-based vesting criteria as well as a three-year service period.  Upon adoption of ASU 2016-09 on January 1, 2017, the Company elected to account for forfeitures of awards granted under these plans as they occur in determining compensation expense.  The Company recognizes compensation expense for all awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and compensation expense is not reversed if vesting does not actually occur.

During 2017, 2016 and 2015, 538,194,  737,912 and 205,971 shares, respectively, of service-based restricted stock awards were granted to employees, executive officers and directors under the 2013 Equity Plan.  The grant date fair value of restricted stock awards is determined based on the closing bid price of the Company’s common stock on the grant date.  The weighted average grant date fair value of restricted stock awards was $40.66 per share, $27.82 per share and $123.72 per share for the years ended December 31, 2017, 2016, and 2015, respectively.

During 2017, 2016 and 2015, 168,466,  268,278 and 97,937 performance shares, respectively, subject to certain market-based vesting criteria were granted to executive officers under the 2013 Equity Plan.  These market-based awards cliff vest on the third anniversary of the grant date, and the number of shares that will vest at the end of that three-year performance period is determined based on the rank of Whiting’s cumulative stockholder return compared to the stockholder return of a peer group of companies over the same three-year period.  The number of shares earned could range from zero up to two times the number of shares initially granted.

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

	2017	2016	2015
Number of simulations	2,500,000	2,500,000	2,500,000
Expected volatility	82.44%	60.8%	40.3%
Risk-free interest rate	1.52%	1.13%	0.99%
Dividend yield	-	-	-

The weighted average grant date fair value of the market-based awards as determined by the Monte Carlo valuation model was $63.04 per share, $25.56 per share and $133.00 per share in 2017, 2016 and 2015, respectively.

The following table shows a summary of the Company’s restricted stock award (“RSA”), restricted stock unit (“RSU”) and performance share activity for the year ended December 31, 2017:

	Number of Awards			Weighted Average
	Service-Based	Service-Based	Market-Based	Grant Date
	RSAs	RSUs	Performance Awards	Fair Value
Nonvested awards, January 1	766,818	-	523,172	$54.19
Granted	538,194	39,619	168,466	44.89
Vested	(339,199)	-	-	51.23
Forfeited	(67,392)	-	(194,111)	81.97
Nonvested awards, December 31	898,421	39,619	497,527	$44.99

As of December 31, 2017, there was $18 million of total unrecognized compensation cost related to unvested awards granted under the stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.0 years.  For the years ended December 31, 2017, 2016 and 2015, the total fair value of restricted stock vested was $15 million, $5 million and $4 million, respectively.

Stock Options—Stock options may be granted to certain executive officers of the Company with exercise prices equal to the closing market price of the Company’s common stock on the grant date.  There were no stock options granted under the 2013 Equity Plan during 2017, 2016 or 2015.  The Company’s stock options vest ratably over a three-year service period from the grant date and are exercisable immediately upon vesting through the tenth anniversary of the grant date.

The following table shows a summary of the Company’s stock options outstanding as of December 31, 2017 as well as activity during the year then ended:

				Weighted
				Average
		Weighted	Aggregate	Remaining
		Average	Intrinsic	Contractual
	Number of	Exercise Price	Value	Term
	Options	per Share	(in thousands)	(in years)
Options outstanding at January 1	128,524	$158.17
Granted	-	-
Exercised	-	-	$-
Forfeited or expired	(6,490)	207.86
Options outstanding at December 31	122,034	$154.32	$28	2.4
Options vested at December 31	122,034	$154.32	$28	2.4
Options exercisable at December 31	122,034	$154.32	$28	2.4

There was no unrecognized compensation cost related to unvested stock option awards as of December 31, 2017.  There were no stock options exercised during the years ended December 31, 2017 or 2016.  For the year ended December 31, 2015, the aggregate intrinsic value of stock options exercised was $2 million.

For the years ended December 31, 2017, 2016 and 2015, total stock compensation expense recognized for restricted share awards and stock options was $22 million, $26 million and $28 million, respectively.

10.         INCOME TAXES

Income tax benefit consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current income tax expense (benefit)
Federal	$(7,305)	$(7,340)	$-
State	14	150	(357)
Total current income tax benefit	(7,291)	(7,190)	(357)
Deferred income tax benefit
Federal	(398,686)	(65,130)	(736,520)
State	(77,002)	(15,326)	(37,350)
Total deferred income tax benefit	(475,688)	(80,456)	(773,870)
Total	$(482,979)	$(87,646)	$(774,227)

Income tax benefit differed from amounts that would result from applying the U.S. statutory income tax rate (35%) to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S. statutory income tax benefit	$(602,219)	$(499,370)	$(1,047,723)
State income taxes, net of federal benefit	(39,557)	(33,050)	(44,654)
Valuation allowance	120,880	-	-
Federal tax reform	(42,033)	-	-
Impairment charge after enactment of federal tax reform	114,293	-	-
IRC Section 382 limitation	(45,899)	259,494	-
Non-deductible convertible debt expenses	-	174,071	-
Goodwill impairment	-	-	305,820
Market-based equity awards	7,003	8,352	2,690
Enacted changes in state tax laws	-	5,020	7,350
Other	4,553	(2,163)	2,290
Total	$(482,979)	$(87,646)	$(774,227)

The principal components of the Company’s deferred income tax assets and liabilities at December 31, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2017	2016
Deferred income tax assets
Net operating loss carryforward	$828,617	$1,248,034
Derivative instruments	31,567	6,145
Asset retirement obligations	16,138	21,398
Restricted stock compensation	9,704	12,171
EOR credit carryforwards	7,946	7,946
Alternative minimum tax credit carryforwards	-	7,847
Other	11,549	19,356
Total deferred income tax assets	905,521	1,322,897
Less valuation allowance	(271,300)	(264,461)
Net deferred income tax assets	634,221	1,058,436
Deferred income tax liabilities
Oil and gas properties	566,747	1,412,781
Trust distributions	54,980	94,120
Discount on convertible senior notes	12,494	27,224
Total deferred income tax liabilities	634,221	1,534,125
Total net deferred income tax liabilities	$-	$475,689

The Company’s July 1, 2016 note exchange transactions triggered an ownership shift within the meaning of Section 382 of the Internal Revenue Code (“IRC”) due to the “deemed share issuance” that resulted from the note exchanges.  The ownership shift will limit Whiting’s usage of certain of its net operating losses and tax credits in the future. Accordingly, the Company recognized valuation allowances on its deferred tax assets totaling $259 million.  In the third quarter of 2017 there was a partial release of this valuation allowance in the amount of $41 million associated with built-on gains on the sale of the FBIR Assets.

As of December 31, 2017, the Company had federal net operating loss (“NOL”) carryforwards of $2.9 billion, which was net of the IRC Section 382 limitation.  The Company also has various state NOL carryforwards.  The determination of the state NOL carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and that can thereby impact the amount of such carryforwards.  If unutilized, the federal NOL will expire between 2023 and 2037, and the state NOLs will expire between 2018 and 2037.

EOR credits are a credit against federal income taxes for certain costs related to extracting high-cost oil, utilizing certain prescribed enhanced tertiary recovery methods.  As of December 31, 2017, the Company had recognized aggregate EOR credits of $8 million.  As a result of the IRC Section 382 limitation in July 2016, the Company recorded a full valuation allowance on these credits.

The Company was subject to the alternative minimum tax (“AMT”) principally due to its significant intangible drilling cost deductions.  For 2017, the Company expects to forego bonus depreciation and claim a refund under the Protecting Americans from Tax Hikes Act for its AMT credits and has recognized a $7 million current benefit.  As of December 31, 2017, the Company had no remaining AMT credits available to offset future regular federal income taxes.

On December 22, 2017, Congress passed the Tax Cuts and Jobs Act (the “TCJA”).  The new legislation significantly changes the U.S. corporate tax law by, among other things, lowering the U.S. corporate income tax rate from 35% to 21% beginning in January 2018, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.  FASB ASC Topic 740, Income Taxes, requires companies to recognize the impact of the changes in tax law in the period of enactment.

The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used to account for business combinations, however, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting.  During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.  SAB 118 outlines a three-step process to be applied at each reporting period to account for and qualitatively disclose (i) the effects of the change in tax law for which accounting is complete, (ii) provisional amounts (or adjustments to provisional amounts) for the effects of the change in tax law where accounting is not complete, but where a reasonable estimate has been made, and (iii) areas affected by the change in tax law where a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the TCJA.

Amounts recorded during the year ended December 31, 2017 related to the TCJA principally relate to the reduction in the U.S. corporate income tax rate to 21%, which resulted in (i) income tax expense of $51 million from the revaluation of the Company’s deferred tax assets and liabilities as of the date of enactment and (ii) an income tax benefit totaling $93 million related to a reduction in the Company’s existing valuation allowances.  Reasonable estimates were made based on the Company’s analysis of the remeasurement of its deferred tax assets and liabilities and valuation allowances under tax reform.  These provisional amounts may be adjusted in future periods if additional information is obtained or further clarification and guidance is issued by regulatory authorities regarding the application of the law.

Other provisions of the TCJA that do not impact 2017, but may impact income taxes in future years include (i) a limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, (ii) a limitation on the usage of NOLs generated after 2017 to 80% of taxable income, (iii) additional limitations on certain meals and entertainment expenses, (iv) the inclusion of performance based compensation in determining the excessive compensation limitation, and (v) the unlimited carryforward of NOLs.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the Company’s deferred tax assets will not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and projected future taxable income and results of operations.  If the Company concludes that it is more likely than not that some portion, or all, of its deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance.  At December 31, 2017, after considering the impact of the federal tax rate reduction resulting from the enactment of the TCJA,  the Company had a valuation allowance totaling $271 million, comprised of $138 million of NOL carryforward limitations under Section 382 of the IRC, $8 million of EOR credits, which will expire between 2023 and 2025, $5 million of Canadian NOL carryforwards, which will expire between 2034 and 2035, and $1 million of short-term capital loss carryforwards that are not expected to be realized.  In addition, the Company has determined that it does not expect the carrying value of its deferred tax assets to be realized, and accordingly, has recorded a full valuation allowance totaling $119 million on its net deferred tax assets as of December 31, 2017.    At December 31, 2016, the Company had a valuation allowance totaling $265 million, comprised of $251 million of NOL carryforward limitations under Section 382 of the IRC, $8 million of EOR credits, and $5 million of Canadian NOL carryforwards.  These valuation allowances were recorded because the Company determined it was more likely than not that the benefit from these deferred tax assets would not be realized due to the IRC Section 382 limitation on the NOL carryforward and the EOR credit carryforwards, as well as the divestiture of all foreign operations.

In 2014, the Company acquired Kodiak Oil & Gas Corp. (“Kodiak”), which is a Canadian entity that is disregarded for U.S. tax purposes.  Kodiak holds an interest in Whiting Resources Corporation, a U.S. entity.  Canadian taxes have not been recognized as the tax basis exceeds the book basis in the associated assets.  U.S. income taxes on Kodiak and its subsidiary, Whiting Resources Corporation, however, have been fully recognized on their cumulative losses to date.    The TCJA provides for a one-time “deemed repatriation” of accumulated foreign earnings for the year ended December 31, 2017.  We do not expect to pay U.S. federal cash taxes on the deemed repatriation due to an estimated accumulated deficit in foreign earnings for tax purposes.

As of December 31, 2017 and 2016, the Company did not have any uncertain tax positions.  During the year ended December 31, 2016, the Company reversed an unrecognized tax benefit of $170,000 as a result of the IRC Section 382 limitation, which resulted in the Company recording a full valuation allowance on its EOR credits, the underlying asset generating the uncertain tax position.  For the years ended December 31, 2017, 2016 and 2015, the Company did not recognize any interest or penalties with respect to unrecognized tax benefits, nor did the Company have any such interest or penalties previously accrued.  The Company believes that it is reasonably possible that no increases to unrecognized tax benefits will occur in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and in various states, each with varying statutes of limitations.  The 2014 through 2017 tax years generally remain subject to examination by federal and state tax authorities.  Additionally, the Company has Canadian income tax filings which remain subject to examination by the related tax authorities for the 2012  through 2017  tax years.

11.         EARNINGS PER SHARE

The reconciliations between basic and diluted loss per share are as follows (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Basic Loss Per Share (1)
Net loss attributable to common shareholders	$(1,237,648)	$(1,339,102)	$(2,219,182)
Weighted average shares outstanding	90,683	62,967	48,868
Loss per common share	$(13.65)	$(21.27)	$(45.41)

Diluted Loss Per Share (1)
Adjusted net loss attributable to common shareholders	$(1,237,648)	$(1,339,102)	$(2,219,182)
Weighted average shares outstanding	90,683	62,967	48,868
Loss per common share	$(13.65)	$(21.27)	$(45.41)

_____________________

(1)

All share and per share numbers have been retroactively adjusted for the 2015 and 2016 periods to reflect the Company’s one-for-four reverse stock split in November 2017, as described in Note 8 to these consolidated financial statements.

For the year ended December 31, 2017, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes the anti-dilutive effect of 509,744 shares of service-based restricted stock, 22,946 shares of market-based restricted stock and 1,083 stock options.  In addition, the diluted earnings per share calculation for the year ended December 31, 2017 excludes the effect of 554,580 common shares for stock options that were out-of-the-money and 5,447 shares of restricted stock that did not meet its market-based vesting criteria as of December 31, 2017.

For the year ended December 31, 2016, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes the anti-dilutive effect of (i) 10,820,758 shares issuable for convertible notes prior to their conversions under the if-converted method, (ii) 444,646 shares of service-based restricted stock, and (iii) 1,158 stock options.  In addition, the diluted earnings per share calculation for the year ended December 31, 2016 excludes the effect of 479,452 common shares for stock options that were out-of-the-money and 92,548 shares of restricted stock that did not meet its market-based vesting criteria as of December 31, 2016.

For the year ended December 31, 2015, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes the anti-dilutive effect of 129,034 shares of service-based restricted stock and 21,391 stock options.  In addition, the diluted earnings per share calculation for the year ended December 31, 2015 excludes the effect of 169,069 incremental shares of restricted stock that did not meet its market-based vesting criteria as of December 31, 2015 and 128,689 common shares for stock options that were out-of-the-money.

Refer to the “Stock-Based Compensation” footnote for further information on the Company’s restricted stock and stock options.

As discussed in the “Long-Term Debt” footnote, the Company has the option to settle the 2020 Convertible Senior Notes with cash, shares of common stock or any combination thereof upon conversion.  Based on the current conversion price, the entire outstanding principal amount of the 2020 Convertible Senior Notes as of December 31, 2017 would be convertible into approximately 3.6 million shares of the Company’s common stock.  However, the Company’s intent is to settle the principal amount of the notes in cash upon conversion.  As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the notes (the “conversion spread”) is considered in the diluted earnings per share computation under the treasury stock method.  As of December 31, 2017, 2016 and 2015, the conversion value did not exceed the principal amount of the notes.  Accordingly, there was no impact to diluted earnings per share or the related disclosures for those periods.

12.         COMMITMENTS AND CONTINGENCIES

The table below shows the Company’s minimum future payments under non-cancelable operating leases and unconditional purchase obligations as of December 31, 2017 (in thousands):

	Payments due by period
	2018	2019	2020	2021	2022	Thereafter	Total
Non-cancelable leases	$7,502	$6,399	$802	$-	$-	$-	$14,703
Drilling rig contracts	19,442	300	-	-	-	-	19,742
Pipeline transportation agreements	5,369	5,369	5,369	5,369	5,369	11,481	38,326
Total	$32,313	$12,068	$6,171	$5,369	$5,369	$11,481	$72,771

Non-cancelable Leases—The Company leases 222,900 square feet of administrative office space in Denver, Colorado under an operating lease arrangement expiring in 2019, 44,500 square feet of office space in Midland, Texas expiring in 2020, and 36,500 square feet of office space in Dickinson, North Dakota expiring in 2020.  Rental expense for 2017, 2016 and 2015 amounted to $8 million, $9 million and $9 million, respectively.  Minimum lease payments under the terms of non-cancelable operating leases as of December 31, 2017 are shown in the table above.    The Company has sublet the majority of its office space in Midland, Texas to a third party for the remaining lease term.  The offsetting rental income has not been included in the table above.

Drilling Rig Contracts—As of December 31, 2017, the Company had three drilling rigs under long-term contracts, of which two drilling rigs expire in 2018 and one expires in 2019.  The Company’s minimum drilling commitments under the terms of these contracts as of December 31, 2017 are shown in the table above.  As of December 31, 2017, early termination of these contracts would require termination penalties of $11 million, which would be in lieu of paying the remaining drilling commitments under these contracts.  During 2017, 2016 and 2015, the Company made payments of $29 million, $31 million and $18 million, respectively, under these long-term contracts, which are initially capitalized as a component of oil and gas properties and either depleted in future periods or written off as exploration expense.

Pipeline Transportation Agreements—The Company has three pipeline transportation agreements with two different suppliers, expiring in 2022, 2024 and 2025.  Under two of these contracts,  the Company has committed to pay fixed monthly reservation fees on dedicated pipelines from its Redtail field for natural gas and NGL transportation capacity, plus a variable charge based on actual transportation volumes.  These fixed monthly reservation fees totaling approximately $38 million have been included in the table above.

The remaining contract contains a commitment to transport a minimum volume of crude oil via a certain oil gathering system or else pay for any deficiencies at a price stipulated in the contract.  Although minimum annual quantities are specified in the agreement, the actual oil volumes transported and their corresponding unit prices are variable over the term of the contract.  As a result, the future minimum payments for each of the five succeeding fiscal years are not fixed and determinable and are not therefore included in the table above.  As of December 31, 2017, the Company estimated the minimum future commitments under this transportation agreement to approximate $17 million through 2022.

During 2017, 2016 and 2015, transportation of crude oil, natural gas and NGLs under these contracts amounted to $7 million, $5 million and $3 million, respectively.

Purchase Contracts—The Company has one take-or-pay purchase agreement which expires in 2020, whereby the Company has committed to buy certain volumes of water for use in the fracture stimulation process of wells the Company completes in its Redtail field.  Under the terms of the agreement, the Company is obligated to purchase a minimum volume of water or else pay for any deficiencies at the price stipulated in the contract.  Although minimum daily quantities are specified in the agreement, the actual water volumes purchased and their corresponding unit prices are variable over the term of the contract.  As a result, the future minimum payments for each of the five succeeding fiscal years are not fixed and determinable and are not therefore included in the table above.  As of December 31, 2017, the Company estimated the minimum future commitments under this purchase agreement to approximate $23 million through 2020.

As a result of the Company’s reduced development operations at its Redtail field, Whiting expects to make periodic deficiency payments under this contract during the remaining term.  During 2017 and 2016, purchases of water amounted to $22 million and $1 million, respectively, which included insignificant deficiency payments for the year ended December 31, 2017.

Water Disposal Agreement—The Company has one water disposal agreement which expires in 2024, whereby it has contracted for the transportation and disposal of the produced water from its Redtail field.  Under the terms of the agreement, the Company is obligated to provide a minimum volume of produced water or else pay for any deficiencies at the price stipulated in the contract.  Although minimum monthly quantities are specified in the agreement, the actual water volumes disposed of and their corresponding unit prices are variable over the term of the contract.  As a result, the future minimum payments for each of the five succeeding fiscal years are not fixed and determinable and are not therefore included in the table above.  As of December 31, 2017, the Company estimated the minimum future commitments under this disposal agreement to approximate $122 million through 2024.  As a result of the Company’s reduced development operations at its Redtail field, Whiting has made and expects to make periodic deficiency payments under this contract.  During 2017 and 2016, transportation and disposal of produced water amounted to $16 and $8 million, respectively, which includes $4 million and $2 million of deficiency payments, respectively.  There were no water disposal costs incurred under this contract during 2015.

Delivery Commitments—The Company has various physical delivery contracts which require the Company to deliver fixed volumes of crude oil.  One of these delivery commitments became effective on June 1, 2017 upon completion of the Dakota Access Pipeline, and it is tied to crude oil production from Whiting’s Sanish field in Mountrail County, North Dakota.  Under the terms of the agreement, Whiting has committed to deliver 15 MBbl/d for a term of seven years.  The Company believes its production and reserves at the Sanish field are sufficient to fulfill this delivery commitment, and therefore expects to avoid any payments for deficiencies under this contract.

The remaining two delivery contracts are tied to crude oil production at Whiting’s Redtail field in Weld County, Colorado.  On February 1, 2018, the Company paid $61 million to the counterparty to one of these contracts to settle all future minimum volume commitments under the agreement.  As of December 31, 2017,  these contracts contain remaining delivery commitments of 14.8 MMBbl, 16.0 MMBbl and 4.1 MMBbl of crude oil for the years ended December 31, 2018 through 2020, respectively, which commitments have been reduced to reflect the contract settlement on February 1, 2018.  The Company has determined that it is not probable that future oil production from its Redtail field will be sufficient to meet the minimum volume requirements specified in these physical delivery contracts, and as a result, the Company expects to make periodic deficiency payments for any shortfalls in delivering the minimum committed volumes.

During 2017, 2016 and 2015, total deficiency payments under these contracts amounted to $66 million, $43 million and $15 million, respectively.  The Company recognizes any monthly deficiency payments in the period in which the underdelivery takes place and the related liability has been incurred.  The table above does not include any such deficiency payments that may be incurred under the Company’s physical delivery contracts, since it cannot be predicted with accuracy the amount and timing of any such penalties incurred.

Litigation—The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the ordinary course of business.  The Company accrues a loss contingency for these lawsuits and claims when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  While the outcome of these lawsuits and claims cannot be predicted with certainty, it is the opinion of the Company’s management that the loss for any litigation matters and claims that are reasonably possible to occur will not have a material adverse effect, individually or in the aggregate, on its consolidated financial position, cash flows or results of operations.  Accordingly, no material amounts for loss contingencies associated with litigation, claims or assessments have been accrued at December 31, 2017 or 2016.

13.         CAPITALIZED EXPLORATORY WELL COSTS

Exploratory well costs that are incurred and expensed in the same annual period have not been included in the table below.  The net changes in capitalized exploratory well costs were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance at January 1	$-	$-	$14,293
Additions to capitalized exploratory well costs pending the determination of proved reserves	13,894	-	54,707
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	-	-	(63,352)
Capitalized exploratory well costs charged to expense	-	-	(5,648)
Ending balance at December 31	$13,894	$-	$-

At December 31, 2017, the Company had no costs capitalized for exploratory wells in progress for a period of greater than one year after the completion of drilling.

14.         SUBSEQUENT EVENTS

Redemption of 2019 Senior Notes—On December 27, 2017, the trustee under the indenture governing the Company’s 2019 Senior Notes provided notice to the holders of such notes that Whiting elected to redeem all of the remaining $961 million aggregate principal amount of the 2019 Senior Notes on January 26, 2018, and on that date, Whiting paid $1.0 billion consisting of the 102.976% redemption price plus all accrued and unpaid interest on the notes.  The Company financed the redemption with proceeds from the issuance of the 2026 Senior Notes and borrowings under its credit agreement.

Termination of Redtail Delivery Commitment—On February 1, 2018, the Company paid $61 million to the counterparty to one of its physical delivery contracts for crude oil production at its Redtail field in Weld County, Colorado to settle all future minimum commitments under this agreement. Refer to the “Commitments and Contingencies” footnote for further information on the Company’s delivery commitments.

SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Oil and Gas Producing Activities

Net capitalized costs related to the Company’s oil and gas producing activities were as follows (in thousands):

	Year Ended December 31,
	2017	2016
Proved oil and gas properties	$10,911,167	$12,347,400
Unproved oil and gas properties	382,483	883,451
Accumulated depletion	(4,185,301)	(4,170,237)
Oil and gas properties, net	$7,108,349	$9,060,614

The Company’s oil and gas activities for 2017, 2016 and 2015 were entirely within the United States.  Costs incurred in oil and gas producing activities were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Development (1)	$799,462	$518,585	$2,137,755
Proved property acquisition	4,075	797	-
Unproved property acquisition	17,629	3,642	29,050
Exploration	50,218	45,846	192,422
Total	$871,384	$568,870	$2,359,227

_____________________

(1)

Development costs include non-cash downward adjustments to oil and gas properties of $45 million for 2017 and non-cash additions to oil and gas properties of $15 million and $48 million for 2016 and 2015, respectively, which relate to estimated future plugging and abandonment costs of the Company’s oil and gas wells.

Oil and Gas Reserve Quantities

For all years presented, the Company’s independent petroleum engineers independently estimated all of the proved reserve quantities included in this Annual Report on Form 10-K.  In connection with the external petroleum engineers performing their independent reserve estimations, Whiting furnishes them with the following information for their review: (i) technical support data, (ii) technical analysis of geologic and engineering support information, (iii) economic and production data, and (iv)  the Company’s well ownership interests.  The independent petroleum engineers, Cawley, Gillespie & Associates, Inc., evaluated 100% of the Company’s estimated proved reserve quantities and their related pre-tax future net cash flows as of December 31, 2017.  Proved reserve estimates included herein conform to the definitions prescribed by the SEC.  Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

As of December 31, 2017, all of the Company’s oil and gas reserves are attributable to properties within the United States.  A summary of the Company’s changes in quantities of proved oil and gas reserves for the years ended December 31, 2015, 2016 and 2017 are as follows:

	Oil	NGLs	Natural Gas	Total
	(MBbl)	(MBbl)	(MMcf)	(MBOE)
Proved reserves
Balance—January 1, 2015	643,629	54,684	492,020	780,316
Extensions and discoveries	131,134	26,074	192,575	189,304
Sales of minerals in place	(33,767)	(3,240)	(96,891)	(53,156)
Production	(47,176)	(5,539)	(41,129)	(59,570)
Revisions to previous estimates	(97,143)	40,968	119,085	(36,327)
Balance—December 31, 2015	596,677	112,947	665,660	820,567
Extensions and discoveries	48,208	12,980	93,070	76,700
Sales of minerals in place	(95,294)	(16,795)	(13,797)	(114,388)
Production	(33,992)	(6,642)	(41,438)	(47,540)
Revisions to previous estimates	(120,832)	(997)	12,164	(119,802)
Balance—December 31, 2016	394,767	101,493	715,659	615,537
Extensions and discoveries	30,076	14,512	82,391	58,320
Sales of minerals in place	(42,137)	(5,263)	(18,116)	(50,419)
Purchases of minerals in place	157	29	283	233
Production	(29,261)	(6,978)	(41,261)	(43,115)
Revisions to previous estimates	(16,019)	35,156	107,521	37,056
Balance—December 31, 2017	337,583	138,949	846,477	617,612

Proved developed reserves
December 31, 2014	333,593	28,935	298,237	412,234
December 31, 2015	298,444	55,437	300,631	403,986
December 31, 2016	183,165	51,888	337,860	291,363
December 31, 2017	179,829	76,957	473,829	335,758

Proved undeveloped reserves
December 31, 2014	310,036	25,749	193,783	368,082
December 31, 2015	298,233	57,510	365,029	416,581
December 31, 2016	211,602	49,605	377,799	324,174
December 31, 2017	157,754	61,992	372,648	281,854

Notable changes in proved reserves for the year ended December 31, 2017 included the following:

•

Extensions and discoveries.    In 2017, total extensions and discoveries of 58.3 MMBOE were primarily attributable to successful drilling in the Williston Basin.  Both the new wells drilled in this area as well as the PUD locations added as a result of drilling increased the Company’s proved reserves.

•

Sales of minerals in place.    Sales of minerals in place totaled 50.4 MMBOE during 2017 and were primarily attributable to the disposition of the FBIR Assets as further described in the “Acquisitions and Divestitures” footnote in the notes to the consolidated financial statements.

•

Revisions to previous estimates.  In 2017, revisions to previous estimates increased proved developed and undeveloped reserves by a net amount of 37.1 MMBOE.  Included in these revisions were (i) 88.7 MMBOE of upward adjustments caused by higher crude oil, NGL and natural gas prices incorporated into the Company’s reserve estimates at December 31, 2017 as compared to December 31, 2016 and (ii) 51.6 MMBOE of downward adjustments primarily attributable to reservoir analysis and well performance in the Redtail field.

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

Standardized Measure of Discounted Future Net Cash Flows

The Standardized Measure relating to proved oil and gas reserves and changes in the Standardized Measure relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC Topic 932, Extractive Activities—Oil and Gas.  Future cash inflows as of December 31, 2017, 2016 and 2015 were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2017, 2016 and 2015, respectively) to estimated future production.  Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming the continuation of existing economic conditions.

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

The Standardized Measure relating to proved oil and natural gas reserves is as follows (in thousands):

	December 31,
	2017	2016	2015
Future cash flows	$19,635,532	$16,946,961	$29,339,528
Future production costs	(7,874,590)	(7,266,435)	(12,344,463)
Future development costs	(3,022,841)	(3,605,977)	(6,166,397)
Future income tax expense (1)	(474,646)	-	(388,072)
Future net cash flows	8,263,455	6,074,549	10,440,596
10% annual discount for estimated timing of cash flows	(4,395,897)	(3,376,463)	(5,866,225)
Standardized measure of discounted future net cash flows	$3,867,558	$2,698,086	$4,574,371

_____________________

(1)

Based on the 12-month average oil and natural gas prices used in the computation of pre-tax PV10% as of December 31, 2016, Whiting’s future net income generated over the life of its proved reserves is expected to be less than its NOL carryforward deductions and therefore, under the Standardized Measure, there is no deduction for federal or state income taxes.

Future cash flows as shown above are reported without consideration for the effects of open hedge contracts at each period end.  If the effects of hedging transactions were included in the computation, then undiscounted future cash inflows would have increased by $77 million and $71 million in 2016 and 2015, respectively, and would have had no impact on undiscounted future cash inflows in 2017.

The changes in the Standardized Measure relating to proved oil and natural gas reserves are as follows (in thousands):

	December 31,
	2017	2016	2015
Beginning of year	$2,698,086	$4,574,371	$10,843,420
Sale of oil and gas produced, net of production costs	(991,069)	(781,132)	(1,354,054)
Sales of minerals in place	(312,346)	(1,434,545)	(1,414,511)
Net changes in prices and production costs	994,749	(1,594,183)	(11,001,949)
Extensions, discoveries and improved recoveries	437,459	730,396	2,078,071
Previously estimated development costs incurred during the period	542,746	477,830	1,625,160
Changes in estimated future development costs	50,215	1,722,897	102,499
Purchases of minerals in place	1,748	-	-
Revisions of previous quantity estimates	277,967	(1,502,416)	(966,713)
Net change in income taxes	(101,806)	47,431	3,578,106
Accretion of discount	269,809	457,437	1,084,342
End of year	$3,867,558	$2,698,086	$4,574,371

Future net revenues included in the Standardized Measure relating to proved oil and natural gas reserves incorporate calculated weighted average sales prices (inclusive of adjustments for quality and location) in effect at December 31, 2017, 2016 and 2015 as follows:

	2017	2016	2015
Oil (per Bbl)	$47.16	$35.60	$43.07
NGLs (per Bbl)	$14.74	$10.09	$15.53
Natural Gas (per Mcf)	$1.97	$2.61	$2.83

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Oil, NGL and natural gas sales	$371,317	$311,515	$324,191	$474,412
Gross profit (loss) (1)	$8,461	$(21,855)	$(6,769)	$62,296
Net loss	$(86,971)	$(65,981)	$(286,432)	$(798,278)
Basic loss per share (2)	$(0.96)	$(0.73)	$(3.16)	$(8.80)
Diluted loss per share (2)	$(0.96)	$(0.73)	$(3.16)	$(8.80)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Oil, NGL and natural gas sales	$289,697	$337,036	$315,554	$342,695
Gross loss (1)	$(162,898)	$(98,978)	$(83,369)	$(45,205)
Net loss	$(171,758)	$(301,046)	$(693,055)	$(173,265)
Basic loss per share (2)	$(3.36)	$(5.33)	$(9.89)	$(2.34)
Diluted loss per share (2)	$(3.36)	$(5.33)	$(9.89)	$(2.34)

_____________________

(1)	Oil, NGL and natural gas sales less lease operating expense, production taxes and depreciation, depletion and amortization.
(2)	All per share amounts have been retroactively adjusted to reflect the Company's one-for-four reverse stock split in November 2017, as described in Note 8 to these consolidated financial statements.

******

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2017.  Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein on the following page.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Whiting Petroleum Corporation

Denver, Colorado

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Whiting Petroleum Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report dated February 22, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

February 22, 2018

Item 9B.       Other Information

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

The information included under the captions “Corporate Governance – Proposal 1 – Election of Directors”,  “Corporate Governance – Board Committee Information – Audit Committee” and “Share Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for Whiting Petroleum Corporation’s 2018 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  Information with respect to our executive officers appears in Part I of this Annual Report on Form 10‑K.

We have adopted the Whiting Petroleum Corporation Code of Business Conduct and Ethics that applies to our directors, our President and Chief Executive Officer, our Senior Vice President and Chief Financial Officer, our Controller and Treasurer and other persons performing similar functions.  We have posted a copy of the Whiting Petroleum Corporation Code of Business Conduct and Ethics on our website at www.whiting.com.  The Whiting Petroleum Corporation Code of Business Conduct and Ethics is also available in print to any stockholder who requests it in writing from the Corporate Secretary of Whiting Petroleum Corporation.  We intend to satisfy the disclosure requirements under Item 5.05 of Form 8‑K regarding amendments to, or waivers from, the Whiting Petroleum Corporation Code of Business Conduct and Ethics by posting such information on our website at www.whiting.com.

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the captions  “Share Ownership – Directors and Executive Officers” and “Share Ownership – Certain Beneficial Owners” in the Proxy Statement and is incorporated herein by reference.  The following table sets forth information with respect to compensation plans under which equity securities of Whiting Petroleum Corporation are authorized for issuance as of December 31, 2017.

Equity Compensation Plan Information

Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected in
Plan Category	warrants and rights	warrants and rights	the first column)
Equity compensation plans approved by security holders (1)	122,034	$154.32	1,137,723 (2)
Equity compensation plans not approved by security holders	-	N/A	-
Total	122,034	$154.32	1,137,723 (2)

_____________________

(1)

Includes the Whiting Petroleum Corporation 2003 Equity Incentive Plan (the “2003 Equity Plan”) and Whiting Petroleum Corporation 2013 Equity Incentive Plan, as amended and restated (the “2013 Equity Plan”).  Upon shareholder approval of the 2013 Equity Plan in May 2013, the 2003 Equity Plan was terminated, but continues to govern awards that were outstanding at the date of its termination.  Any shares netted or forfeited under the 2003 Equity Plan and any shares forfeited under the 2013 Equity Plan will be available for future issuance under the 2013 Equity Plan.  However, shares netted for tax withholding under the 2013 Equity Plan will be cancelled and will not be available for future issuance.

(2)	Number of securities reduced by 122,034 stock options outstanding and 1,435,567 shares of restricted common stock previously issued for which the restrictions have not lapsed.

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
(2.1)

Purchase and Sale Agreement, dated August 14, 2017, by and between Whiting Resources Corporation, RimRock Oil & Gas Williston, LLC, Whiting Oil and Gas Corporation and RimRock Oil & Gas Williston Resources, Inc., effective as of September 1, 2017 [Incorporated by reference to Exhibit 2.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 6, 2017 (File No. 001-31899)].

(3.1)

Restated Certificate of Incorporation of Whiting Petroleum Corporation [Incorporated by reference to Exhibit 3.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on November 9, 2017 (File No. 001-31899)].

(3.2)

Amended and Restated By-laws of Whiting Petroleum Corporation, effective October 24, 2017 [Incorporated by reference to Exhibit 3.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on October 26, 2017 (File No. 001-31899)].

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

(4.5)

Fifth Amendment to Sixth Amended and Restated Credit Agreement, dated as of December 12, 2017, among Whiting Petroleum Corporation, its subsidiary Whiting Oil and Gas Corporation, certain other subsidiaries of Whiting Petroleum Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and lenders party thereto [Incorporated by reference to Exhibit 4.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on December 13, 2017 (File No. 001-31899)].

(4.6)^

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

(4.7)

Maximum Credit Amount Increase Agreement, dated as of December 19, 2014, among Whiting Petroleum Corporation, Whiting Oil and Gas Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent [Incorporated by reference to Exhibit 4.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on December 22, 2014 (File No. 001-31899)].

(4.8)

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
(4.11)

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

(4.12)

Fifth Supplemental Indenture, dated December 27, 2017, among Whiting Petroleum Corporation, Whiting Oil and Gas Corporation, Whiting US Holding Company, Whiting Canadian Holding Company ULC, Whiting Resources Corporation and the Bank of New York Mellon Trust Company, N.A. as Trustee, creating the 6.625% Senior Notes due 2026 [Incorporated by reference to Exhibit 4.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on December 27, 2017 (File No. 001-31899)].

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

(10.2)*

Whiting Petroleum Corporation 2013 Equity Incentive Plan, as amended and restated effective as of November 8, 2017 [Incorporated by reference to Exhibit 10.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on November 9, 2017 (File No. 001-31899)].

(10.3)*	Summary of Non-Employee Director Compensation for Whiting Petroleum Corporation.
(10.4)*

Form of Indemnification Agreement for directors and officers of Whiting Petroleum Corporation [Incorporated by reference to Exhibit 10.1 to Whiting Petroleum Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-31899)].

(10.5)*

Form of Executive Employment and Severance Agreement for executive officers of Whiting Petroleum Corporation [Incorporated by reference to Exhibit 10.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on January 5, 2015 (File No. 001‑31899)].

(10.6)*

Form of Stock Option Agreement pursuant to the Whiting Petroleum Corporation 2003 Equity Incentive Plan [Incorporated by reference to Exhibit 10.14 to Whiting Petroleum Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-31899)].

(10.7)*

Form of Restricted Stock Agreement pursuant to the Whiting Petroleum Corporation 2013 Equity Incentive Plan for performance vesting awards [Incorporated by reference to Exhibit 10.14 to Whiting Petroleum Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-31899)].

(10.8)*

Form of Restricted Stock Agreement pursuant to the Whiting Petroleum Corporation 2013 Equity Incentive Plan for time-based vesting awards [Incorporated by reference to Exhibit 10.10 to Whiting Petroleum Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-31899)].

(10.9)*

Form of Stock Option Agreement pursuant to the Whiting Petroleum Corporation 2013 Equity Incentive Plan [Incorporated by reference to Exhibit 10.16 to Whiting Petroleum Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-31899)].

(10.10)*

Form of Performance Share Award Agreement pursuant to the Whiting Petroleum Corporation 2013 Equity Incentive Plan granted prior to 2018 [Incorporated by reference to Exhibit 10.12 to Whiting Petroleum Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-31899)].

(10.11)*	Form of Performance Share Award Agreement pursuant to the Whiting Petroleum Corporation 2013 Equity Incentive Plan granted in 2018 and after.
(10.12)*

Executive Employment and Severance Agreement, between Bradley J. Holly and Whiting Petroleum Corporation, effective as of November 1, 2017 [Incorporated by reference to Exhibit 10.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on October 26, 2017 (File No. 001-31899)].

(10.13)*

Amended and Restated Executive Employment and Severance Agreement, between James J. Volker and Whiting Petroleum Corporation, effective as of November 1, 2017 [Incorporated by reference to Exhibit 10.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on October 26, 2017 (File No. 001-31899)].

(10.14)*

Form of Restricted Stock Unit Award Agreement (Cash-Settled) pursuant to the Whiting Petroleum Corporation 2013 Equity Incentive Plan [Incorporated by reference to Exhibit 10.3 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on October 26, 2017 (File No. 001‑31899)].

(10.15)*

Form of Restricted Stock Unit Award Agreement (Stock-Settled) pursuant to the Whiting Petroleum Corporation 2013 Equity Incentive Plan [Incorporated by reference to Exhibit 10.4 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on October 26, 2017 (File No. 001‑31899)].

Exhibit
Number	Exhibit Description
(10.16)

Registration Rights Agreement, dated as of December 27, 2017, by and among Whiting Petroleum Corporation, Whiting Oil and Gas Corporation, Whiting US Holding Company, Whiting Canadian Holding Company ULC, Whiting Resources Corporation and J.P. Morgan Securities LLC, for itself and as representative of the initial purchasers named therein [Incorporated by reference to Exhibit 10.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on December 27, 2017 (File No. 001-31899).

(21)	Significant Subsidiaries of Whiting Petroleum Corporation.
(23.1)	Consent of Deloitte & Touche LLP.
(23.2)	Consent of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers.
(31.1)	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(31.2)	Certification by the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(32.1)	Written Statement of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
(32.2)	Written Statement of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
(99.1)

Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2017 [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2017; except to the extent specifically incorporated by reference, the Proxy Statement for the 2018 Annual Meeting of Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K].

(99.2)	Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers relating to Total Proved Reserves, dated January 9, 2018.
(101)

The following materials from Whiting Petroleum Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) the Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Equity for the Years Ended December 31, 2017, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

_____________________

*A management contract or compensatory plan or arrangement.

^Kodiak Oil & Gas Corp. is now known as Whiting Canadian Holding Company ULC; Kodiak Oil & Gas (USA) Inc. is now known as Whiting Resources Corporation; Kodiak Williston, LLC has merged with Whiting Resources Corporation; KOG Finance, LLC has been dissolved; and KOG Oil & Gas ULC has been liquidated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of February, 2018.

WHITING PETROLEUM CORPORATION

By	/s/ Bradley J. Holly
Bradley J. Holly
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bradley J. Holly Bradley J. Holly	President and Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2018
/s/ Michael J. Stevens Michael J. Stevens	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2018
/s/ Sirikka R. Lohoefener Sirikka R. Lohoefener	Controller and Treasurer (Principal Accounting Officer)	February 22, 2018
/s/ James J. Volker James J. Volker	Chairman and Director	February 22, 2018
/s/ Thomas L. Aller Thomas L. Aller	Director	February 22, 2018
/s/ James E. Catlin James E. Catlin	Director	February 22, 2018
/s/ Philip E. Doty Philip E. Doty	Director	February 22, 2018
/s/ William N. Hahne William N. Hahne	Director	February 22, 2018
/s/ Carin S. Knickel Carin S. Knickel	Director	February 22, 2018
/s/ Michael B. Walen Michael B. Walen	Director	February 22, 2018