Form 10-Q
period 2018-03-31
WHITING PETROLEUM CORP
filed 2018-05-01
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Number of shares of the registrant’s common stock outstanding at April 20,  2018:  90,927,193 shares.

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

“MMBbl” One million barrels of oil, NGLs, or other liquid hydrocarbons.

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

PART I – FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$30,515	$879,379
Accounts receivable trade, net	270,304	284,214
Prepaid expenses and other	27,710	26,035
Total current assets	328,529	1,189,628
Property and equipment:
Oil and gas properties, successful efforts method	11,473,492	11,293,650
Other property and equipment	134,790	134,524
Total property and equipment	11,608,282	11,428,174
Less accumulated depreciation, depletion and amortization	(4,429,947)	(4,244,735)
Total property and equipment, net	7,178,335	7,183,439
Other long-term assets	25,844	29,967
TOTAL ASSETS	$7,532,708	$8,403,034
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$-	$958,713
Accounts payable trade	86,222	32,761
Revenues and royalties payable	161,704	171,028
Accrued capital expenditures	76,456	69,744
Accrued interest	38,595	40,971
Accrued liabilities and other	76,033	118,815
Taxes payable	29,954	28,771
Derivative liabilities	99,020	132,525
Total current liabilities	567,984	1,553,328
Long-term debt	2,861,428	2,764,716
Asset retirement obligations	131,678	129,206
Other long-term liabilities	36,005	36,642
Total liabilities	3,597,095	4,483,892
Commitments and contingencies
Equity:
Common stock, $0.001 par value, 225,000,000 shares authorized; 92,326,188 issued and 90,927,193 outstanding as of March 31, 2018 and 92,094,837 issued and 90,698,889 outstanding as of December 31, 2017	92	92
Additional paid-in capital	6,406,949	6,405,490
Accumulated deficit	(2,471,428)	(2,486,440)
Total equity	3,935,613	3,919,142
TOTAL LIABILITIES AND EQUITY	$7,532,708	$8,403,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
OPERATING REVENUES
Oil, NGL and natural gas sales	$515,083	$371,317
OPERATING EXPENSES
Lease operating expenses	92,572	90,393
Production taxes	37,838	32,056
Depreciation, depletion and amortization	187,919	240,407
Exploration and impairment	14,747	20,841
General and administrative	31,480	30,617
Derivative loss, net	52,664	36,577
Loss on sale of properties	2,576	1,274
Amortization of deferred gain on sale	(2,904)	(3,342)
Total operating expenses	416,892	448,823
INCOME (LOSS) FROM OPERATIONS	98,191	(77,506)
OTHER INCOME (EXPENSE)
Interest expense	(52,899)	(48,011)
Loss on extinguishment of debt	(31,160)	(1,540)
Interest income and other	880	610
Total other expense	(83,179)	(48,941)
INCOME (LOSS) BEFORE INCOME TAXES	15,012	(126,447)
INCOME TAX BENEFIT
Current	-	(1,890)
Deferred	-	(37,586)
Total income tax benefit	-	(39,476)
NET INCOME (LOSS)	15,012	(86,971)
Net loss attributable to noncontrolling interests	-	14
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$15,012	$(86,957)
INCOME (LOSS) PER COMMON SHARE (1)
Basic	$0.17	$(0.96)
Diluted	$0.16	$(0.96)
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
Basic	90,892	90,652
Diluted	91,310	90,652

(1)

All share and per share amounts have been retroactively adjusted for the 2017 period to reflect the Company’s one-for-four reverse stock split in November 2017, as described in Note 8 to these condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$15,012	$(86,971)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	187,919	240,407
Deferred income tax benefit	-	(37,586)
Amortization of debt issuance costs, debt discount and debt premium	7,805	7,605
Stock-based compensation	4,563	5,931
Amortization of deferred gain on sale	(2,904)	(3,342)
Loss on sale of properties	2,576	1,274
Undeveloped leasehold and oil and gas property impairments	10,050	14,703
Loss on extinguishment of debt	31,160	1,540
Non-cash derivative loss	27,827	38,047
Payment for settlement of commodity derivative contract	(61,036)	-
Other, net	1,764	(5,157)
Changes in current assets and liabilities:
Accounts receivable trade, net	13,405	(10,697)
Prepaid expenses and other	(1,675)	(4,744)
Accounts payable trade and accrued liabilities	4,542	(66,214)
Revenues and royalties payable	(9,324)	(5,726)
Taxes payable	1,183	(9,000)
Net cash provided by operating activities	232,867	80,070
CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and development capital expenditures	(172,845)	(132,522)
Acquisition of oil and gas properties	(3,105)	(1,589)
Other property and equipment	(2,370)	(400)
Proceeds from sale of oil and gas properties	873	377,651
Net cash provided by (used in) investing activities	(177,447)	243,140
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit agreement	450,000	660,000
Repayments of borrowings under credit agreement	(360,000)	(760,000)
Redemption of 6.5% Senior Subordinated Notes due 2018	-	(275,121)
Redemption of 5.0% Senior Notes due 2019	(990,023)	-
Debt issuance costs	(1,157)	-
Restricted stock used for tax withholdings	(3,104)	(4,885)
Net cash used in financing activities	$(904,284)	$(380,006)

		(Continued)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(848,864)	$(56,796)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	879,379	73,225
End of period	$30,515	$16,429
NONCASH INVESTING ACTIVITIES
Accrued capital expenditures and accounts payable related to property additions	$92,969	$106,905

The accompanying notes are an integral part of these condensed consolidated financial statements.		(Concluded)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

(in thousands)

					Total
			Additional		Whiting
	Common Stock		Paid-in	Accumulated	Shareholders'	Noncontrolling	Total
	Shares (1)	Amount	Capital	Deficit	Equity	Interest	Equity
BALANCES - January 1, 2017	91,793	$367	$6,389,435	$(1,248,572)	$5,141,230	$7,962	$5,149,192
Net loss	-	-	-	(86,957)	(86,957)	(14)	(86,971)
Restricted stock issued	527	2	(2)	-	-	-	-
Restricted stock forfeited	(220)	(1)	1	-	-	-	-
Restricted stock used for tax withholdings	(98)	-	(4,885)	-	(4,885)	-	(4,885)
Stock-based compensation	-	-	5,931	-	5,931	-	5,931
Cumulative effect of change in accounting principle	-	-	220	(220)	-	-	-
BALANCES - March 31, 2017	92,002	$368	$6,390,700	$(1,335,749)	$5,055,319	$7,948	$5,063,267

BALANCES - January 1, 2018	92,095	$92	$6,405,490	$(2,486,440)	$3,919,142	$-	$3,919,142
Net income	-	-	-	15,012	15,012	-	15,012
Restricted stock issued	432	-	-	-	-	-	-
Restricted stock forfeited	(96)	-	-	-	-	-	-
Restricted stock used for tax withholdings	(105)	-	(3,104)	-	(3,104)	-	(3,104)
Stock-based compensation	-	-	4,563	-	4,563	-	4,563
BALANCES - March 31, 2018	92,326	$92	$6,406,949	$(2,471,428)	$3,935,613	$-	$3,935,613

(1)

All common share amounts have been retroactively adjusted for the 2017 period to reflect the Company’s one-for-four reverse stock split in November 2017, as described in Note 8 to these condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.           BASIS OF PRESENTATION

Description of Operations—Whiting Petroleum Corporation, a Delaware corporation, is an independent oil and gas company engaged in the development, production, acquisition and exploration of crude oil, NGLs and natural gas primarily in the Rocky Mountains region of the United States.  Unless otherwise specified or the context otherwise requires, all references in these notes to “Whiting” or the “Company” are to Whiting Petroleum Corporation and its consolidated subsidiaries, Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), Whiting US Holding Company, Whiting Canadian Holding Company ULC, Whiting Resources Corporation and Whiting Programs, Inc.

Condensed Consolidated Financial Statements—The unaudited condensed consolidated financial statements include the accounts of Whiting Petroleum Corporation and its consolidated subsidiaries.  Investments in entities which give Whiting significant influence, but not control, over the investee are accounted for using the equity method.  Under the equity method, investments are stated at cost plus the Company’s equity in undistributed earnings and losses.  All intercompany balances and transactions have been eliminated upon consolidation.  These financial statements have been prepared in accordance with GAAP and the SEC rules and regulations for interim financial reporting.  In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s interim results.  However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  The condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with Whiting’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10‑K for the period ended December 31, 2017.  Except as disclosed herein, there have been no material changes to the information disclosed in the notes to consolidated financial statements included in the Company’s 2017 Annual Report on Form 10‑K.

Reclassifications—Certain prior period balances in the condensed consolidated balance sheets have been reclassified to conform to the current year presentation.  Such reclassifications had no impact on net income, cash flows or shareholders’ equity previously reported.

Adopted and Recently Issued Accounting Pronouncements—In May 2014, the FASB issued Accounting Standards Update No. 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09”).  The FASB subsequently issued various ASUs which deferred the effective date of ASU 2014-09 and provided additional implementation guidance,  and these ASUs collectively make up FASB ASC Topic 606 – Revenue from Contracts with Customers (“ASC 606”).  The objective of ASC 606 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards.  ASC 606 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The standard permits retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented or (ii) recognition of a cumulative-effect adjustment as of the date of initial application.    The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective approach.  The adoption did not have an impact on the Company’s net income or cash flows, and the Company did not record a cumulative-effect adjustment to retained earnings as a result.   However, the adoption did result in changes to the classification of certain fees incurred under pipeline gathering and transportation agreements and gas processing agreements, as well as certain costs attributable to non-operated properties, which led to an overall decrease in total revenues with a corresponding decrease in lease operating expenses under the new standard.    Refer to the “Revenue Recognition” footnote for further information on the Company’s implementation of this standard.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”).  The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  The FASB subsequently issued various ASUs which provided additional implementation guidance.  ASU 2016-02 and its amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and should be applied using a modified retrospective approach.  Early adoption is permitted.  Although the Company is still in the process of evaluating the effect of adopting ASU 2016‑02, the adoption is expected to result in (i) an increase in the assets and liabilities recorded on its consolidated balance sheet, (ii) an increase in depreciation, depletion and amortization expense and interest expense recorded on its consolidated statement of operations, and (iii) additional disclosures.  As of March 31, 2018, the Company had approximately $80 million of contractual obligations related to its non-cancelable leases, drilling rig contracts and pipeline transportation agreements, and it will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under this standard.

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”).  The objective of this ASU is to codify the guidance provided by Staff Accounting Bulletin No. 118 regarding the accounting for the income tax effects of the Tax Cuts and Jobs Act (the “TCJA”) passed by Congress in

December 2017 if such accounting is not complete by the time a company issues its financial statements that include the reporting period in which the TCJA was enacted.  ASU 2018-05 was effective upon addition to the FASB Codification in March 2018.

2.           OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Proved leasehold costs	$2,623,654	$2,622,576
Unproved leasehold costs	132,759	137,694
Costs of completed wells and facilities	8,468,966	8,288,591
Wells and facilities in progress	248,113	244,789
Total oil and gas properties, successful efforts method	11,473,492	11,293,650
Accumulated depletion	(4,368,947)	(4,185,301)
Oil and gas properties, net	$7,104,545	$7,108,349

3.           ACQUISITIONS AND DIVESTITURES

2018 Acquisitions and Divestitures

There were no significant acquisitions or divestitures during the three months ended March 31, 2018.

2017 Acquisitions and Divestitures

On September 1, 2017, the Company completed the sale of its interests in certain producing oil and gas properties located in the Fort Berthold Indian Reservation area in Dunn and McLean counties of North Dakota, as well as other related assets and liabilities, for aggregate sales proceeds of $500 million (before closing adjustments).  The sale was effective September 1, 2017 and resulted in a pre-tax loss on sale of $402 million.  The Company used the net proceeds from the sale to repay a portion of the debt outstanding under its credit agreement.

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

There were no significant acquisitions during the year ended December 31, 2017.

4.           LONG-TERM DEBT

Long-term debt, including the current portion, consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Credit agreement	$90,000	$-
5.0% Senior Notes due 2019	-	961,409
1.25% Convertible Senior Notes due 2020	562,075	562,075
5.75% Senior Notes due 2021	873,609	873,609
6.25% Senior Notes due 2023	408,296	408,296
6.625% Senior Notes due 2026	1,000,000	1,000,000
Total principal	2,933,980	3,805,389
Unamortized debt discounts and premiums	(45,572)	(50,945)
Unamortized debt issuance costs on notes	(26,980)	(31,015)
Total debt	2,861,428	3,723,429
Less current portion of long-term debt	-	(958,713)
Total long-term debt	$2,861,428	$2,764,716

Credit Agreement

Whiting Oil and Gas, the Company’s wholly owned subsidiary, has a credit agreement with a syndicate of banks that as of March 31, 2018 had a borrowing base and aggregate commitments of $2.3 billion.  As of March 31, 2018, the Company had $2.2 billion of available borrowing capacity, which was net of $90 million in borrowings and $2 million in letters of credit outstanding.  On April 12, 2018, the Company entered into a Seventh Amended and Restated Credit Agreement, which replaced its existing credit agreement on that date.  This amended credit agreement, among other things, (i) increased the borrowing base under the facility from $2.3 billion to $2.4 billion, (ii) reduced the aggregate commitments from $2.3 billion to $1.75 billion, (iii) extended the principal repayment date from December 2019 to April 2023, (iv) decreased the applicable margin based on the borrowing base utilization percentage by 50 basis points per annum, (v) decreased the commitment fee to 37.5 basis points per annum for certain ratios of outstanding borrowings to the borrowing base as shown in the table below, (vi) modified certain financial covenants as discussed below, and (vii) removed the ability of the Company and certain of its subsidiaries to issue second lien indebtedness of up to $1.0 billion.

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

A portion of the revolving credit facility in an aggregate amount not to exceed $50 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.  As of March 31, 2018,  $48 million was available for additional letters of credit under the agreement.

The credit agreement provides for interest only payments until maturity, when the credit agreement expires and all outstanding borrowings are due.  Interest under the amended credit agreement accrues at the Company’s option at either (i) a base rate for a base rate loan plus the margin in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR rate plus 1.0% per annum, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus the margin in the table below.  Additionally, the Company also incurs commitment fees as set forth in the table below on the unused portion of the aggregate commitments of the lenders under the amended credit agreement, which are included as a component of interest expense.  At March 31, 2018, the weighted average interest rate on the outstanding principal balance under the credit agreement was 3.9%.

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

The credit agreement contains restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  Except for limited exceptions, the credit agreement also restricts the Company’s ability to make any dividend payments or distributions on its common stock.  These restrictions apply to all of the Company’s restricted subsidiaries (as defined in the credit agreement).  As of March 31, 2018, there were no retained earnings free from restrictions.  As of March 31, 2018, the existing credit agreement required the Company, as of the last day of any quarter, to maintain the following ratios (as defined in the credit agreement): (i) a consolidated current assets to consolidated current liabilities ratio (which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0, (ii) a total senior secured debt to the last four quarters’ EBITDAX ratio of less than 3.0 to 1.0 and (iii) a ratio of the last four quarters’ EBITDAX to consolidated cash interest charges of not less than 2.25 to 1.0.  The amended credit agreement requires the Company, as of the last day of any quarter, to maintain the following ratios (as defined in the amended credit agreement): (i) a consolidated current assets to consolidated current liabilities ratio (which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0 and (ii) a total debt to last four quarters’ EBITDAX ratio of less than 4.0 to 1.0.  The Company was in compliance with its covenants under the credit agreement as of March 31, 2018.

The obligations of Whiting Oil and Gas under the credit agreement are collateralized by a first lien on substantially all of Whiting Oil and Gas’ and Whiting Resource Corporation’s properties.  The Company has guaranteed the obligations of Whiting Oil and Gas under the credit agreement and has pledged the stock of its subsidiaries as security for its guarantee.

Senior Notes, Convertible Senior Notes and Senior Subordinated Notes

The following table summarizes the material terms of the Company’s senior notes and convertible senior notes outstanding at March 31, 2018:

2020
	Convertible	2021	2023	2026
	Senior Notes	Senior Notes	Senior Notes	Senior Notes
Outstanding principal (in thousands)	$ 562,075	$ 873,609	$ 408,296	$ 1,000,000
Interest rate	1.25%	5.75%	6.25%	6.625%
Maturity date	Apr 1, 2020	Mar 15, 2021	Apr 1, 2023	Jan 15, 2026
Interest payment dates	Apr 1, Oct 1	Mar 15, Sep 15	Apr 1, Oct 1	Jan 15, Jul 15
Make-whole redemption date (1)	N/A (2)	Dec 15, 2020	Jan 1, 2023	Oct 15, 2025

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

In March 2015, the Company issued at par $750 million of 6.25% Senior Notes due April 2023 (the “2023 Senior Notes”).

In December 2017, the Company issued at par $1.0 billion of 6.625% Senior Notes due January 2026 (the “2026 Senior Notes” and together with the 2021 Senior Notes and the 2023 Senior Notes, the “Senior Notes”).  The Company used the net proceeds from this offering to redeem on January 26, 2018 all of the outstanding 2019 Senior Notes.  Refer to “Redemption of 2019 Senior Notes” below for more information on the redemption of the 2019 Senior Notes.

Exchange of Senior Notes and Senior Subordinated Notes for Convertible Notes.  During 2016, the Company exchanged (i) $75 million aggregate principal amount of its 2018 Senior Subordinated Notes, (ii) $139 million aggregate principal amount of its 2019 Senior Notes, (iii) $326 million aggregate principal amount of its 2021 Senior Notes, and (iv) $342 million aggregate principal amount of its 2023 Senior Notes, for the same aggregate principal amount of convertible notes.  Subsequently during 2016, all $882 million aggregate principal amount of these convertible notes was converted into approximately 21.6 million shares of the Company’s common stock pursuant to the terms of the notes.

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

Redemption of 2019 Senior Notes.  On January 26, 2018, the Company paid $1.0 billion to redeem all of the remaining $961 million aggregate principal amount of the 2019 Senior Notes, which payment consisted of the 102.976% redemption price plus all accrued and unpaid interest on the notes.  The Company financed the redemption with proceeds from the issuance of the 2026 Senior Notes and borrowings under its credit agreement.  As a result of the redemption, the Company recognized a $31 million loss on extinguishment of debt, which included the redemption premium and a non-cash charge for the acceleration of unamortized debt issuance costs on the notes.  As of March 31, 2018, no 2019 Senior Notes remained outstanding.

2020 Convertible Senior Notes—In March 2015, the Company issued at par $1,250 million of 1.25% Convertible Senior Notes due April 2020 (the “2020 Convertible Senior Notes”) for net proceeds of $1.2 billion, net of initial purchasers’ fees of $25 million.  During 2016, the Company exchanged $688 million aggregate principal amount of its 2020 Convertible Senior Notes for the same aggregate principal amount of new mandatory convertible senior notes.  Subsequently during 2016, all $688 million aggregate principal amount of these mandatory convertible notes was converted into approximately 17.8 million shares of the Company’s common stock pursuant to the terms of the notes.

For the remaining $562 million aggregate principal amount of 2020 Convertible Senior Notes outstanding as of March 31, 2018, the Company has the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at its election.  The Company’s intent is to settle the principal amount of the 2020 Convertible Senior Notes in cash upon conversion.  Prior to January 1, 2020, the 2020 Convertible Senior Notes will be convertible at the holder’s option only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2020 Convertible Senior Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.  On or after January 1, 2020, the 2020 Convertible Senior Notes will be convertible at any time until the second scheduled trading day immediately preceding the April 1, 2020 maturity date of the notes.  The notes will be convertible at a current conversion rate of 6.4102 shares of Whiting’s common stock per $1,000 principal amount of the notes, which is equivalent to a current conversion price of approximately $156.00.  The conversion rate will be subject to adjustment in some events.  In addition, following certain corporate events that occur prior to the maturity date, the Company will increase, in certain circumstances, the conversion rate for a holder who elects to convert its 2020 Convertible Senior Notes in connection with such corporate event.  As of March 31, 2018, none of the contingent conditions allowing holders of the 2020 Convertible Senior Notes to convert these notes had been met.

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

The 2020 Convertible Senior Notes consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Liability component
Principal	$562,075	$562,075
Less: unamortized note discount	(46,241)	(51,666)
Less: unamortized debt issuance costs	(3,721)	(4,178)
Net carrying value	$512,113	$506,231
Equity component (1)	$136,522	$136,522

(1)	Recorded in additional paid-in capital, net of $5 million of issuance costs and $50 million of deferred taxes.

Interest expense recognized on the 2020 Convertible Senior Notes related to the stated interest rate and amortization of the debt discount totaled $7 million for each of the three months ended March 31, 2018 and 2017.

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

5.           ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration (including removal of certain onshore and offshore facilities in California) in accordance with applicable local, state and federal laws.  The current portions at March 31, 2018 and December 31, 2017 were $6 million and $5 million, respectively, and have been included in accrued liabilities and other in the consolidated balance sheets.  The following table provides a reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2018 (in thousands):

Asset retirement obligation at January 1, 2018	$134,237
Additional liability incurred	1,449
Revisions to estimated cash flows	68
Accretion expense	2,708
Liabilities settled	(1,142)
Asset retirement obligation at March 31, 2018	$137,320

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

Crude Oil Costless Collars and Swaps.  Costless collars are designed to establish floor and ceiling prices on anticipated future oil or gas production, while swaps establish a fixed price for anticipated future oil or gas production.  While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements.

The table below details the Company’s costless collar and swap derivatives entered into to hedge forecasted crude oil production revenues as of March 31, 2018.

Derivative		Contracted Crude	Weighted Average NYMEX Price
Instrument	Period	Oil Volumes (Bbl)	for Crude Oil (per Bbl)
Three-way collars (1)	Apr - Dec 2018	13,050,000	$37.07 - $47.07 - $57.30
Swaps	Apr - Dec 2018	3,600,000	$61.74
Collars (2)	Jan - Jun 2019	1,500,000	$50.00 - $65.90
	Total	18,150,000

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

(2)	Subsequent to March 31, 2018, the Company entered into additional costless collar contracts for 900,000 Bbl of crude oil volumes for the six months ended June 30, 2019.

Crude Oil Sales and Delivery Contract.  As of December 31, 2017, the Company had a long-term crude oil sales and delivery contract for oil volumes produced from its Redtail field in Colorado.  Under the terms of the agreement, Whiting had committed to deliver certain fixed volumes of crude oil through April 2020.  The Company determined it was not probable that future oil production from its Redtail field would be sufficient to meet the minimum volume requirements specified in this contract; accordingly, the Company would not settle this contract through physical delivery of crude oil volumes.  As a result, Whiting determined that this contract would not qualify for the “normal purchase normal sale” exclusion and has therefore reflected the contract at fair value in the consolidated financial statements.  As of December 31, 2017, the estimated fair value of this derivative contract was a liability of $63 million.    On February 1, 2018, Whiting paid $61 million to the counterparty to settle all future minimum volume commitments under this agreement.  Accordingly, this crude oil sales and delivery contract was fully terminated, and the fair value of this corresponding derivative was therefore zero as of that date.

Embedded Derivatives—In July 2016, the Company entered into a purchase and sale agreement with the buyer of its North Ward Estes Properties, whereby the buyer agreed to pay Whiting additional proceeds of $100,000 for every $0.01 that, as of June 28, 2018, the average NYMEX crude oil futures contract price for each month from August 2018 through July 2021 is above $50.00/Bbl up to a maximum amount of $100 million.  The Company determined that this NYMEX-linked contingent payment was not clearly and closely related to the host contract, and the Company therefore bifurcated this embedded feature and reflected it at its estimated fair value in the consolidated financial statements.  On July 19, 2017, the buyer paid $35 million to Whiting to settle this NYMEX-linked contingent payment, and accordingly, the embedded derivative’s fair value was zero as of December 31, 2017 and March 31, 2018.

Derivative Instrument Reporting—All derivative instruments are recorded in the consolidated financial statements at fair value, other than derivative instruments that meet the “normal purchase normal sale” exclusion or other derivative scope exceptions.  The following table summarizes the effects of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

		Loss Recognized in Income
Not Designated as	Statement of Operations	Three Months Ended March 31,
ASC 815 Hedges	Classification	2018	2017
Commodity contracts	Derivative loss, net	$52,664	$23,351
Embedded derivatives	Derivative loss, net	-	13,226
Total		$52,664	$36,577

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

		March 31, 2018 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Prepaid expenses and other	$6,038	$(6,038)	$-
Commodity contracts - non-current	Other long-term assets	1,925	(1,925)	-
Total derivative assets		$7,963	$(7,963)	$-
Derivative liabilities
Commodity contracts - current	Derivative liabilities	$105,058	$(6,038)	$99,020
Commodity contracts - non-current	Other long-term liabilities	2,221	(1,925)	296
Total derivative liabilities		$107,279	$(7,963)	$99,316

		December 31, 2017 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Prepaid expenses and other	$9,829	$(9,829)	$-
Total derivative assets		$9,829	$(9,829)	$-
Derivative liabilities
Commodity contracts - current	Derivative liabilities	$142,354	$(9,829)	$132,525
Total derivative liabilities		$142,354	$(9,829)	$132,525

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

The Company’s senior notes are recorded at cost and the Company’s convertible senior notes are recorded at fair value at the date of issuance.  The following table summarizes the fair values and carrying values of these instruments as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
5.0% Senior Notes due 2019	$-	$-	$985,444	$958,713
1.25% Convertible Senior Notes due 2020	528,351	512,113	517,109	506,231
5.75% Senior Notes due 2021	882,345	869,592	897,633	869,284
6.25% Senior Notes due 2023	412,889	404,115	418,503	403,940
6.625% Senior Notes due 2026	1,007,500	985,608	1,025,000	985,261
Total	$2,831,085	$2,771,428	$3,843,689	$3,723,429

(1)	Fair values are based on quoted market prices for these debt securities, and such fair values are therefore designated as Level 1 within the valuation hierarchy.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt discounts or premiums.

The Company’s derivative financial instruments are recorded at fair value and include a measure of the Company’s own nonperformance risk or that of its counterparty, as appropriate.    The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

				Total Fair Value
	Level 1	Level 2	Level 3	March 31, 2018
Financial Liabilities
Commodity derivatives – current	$-	$99,020	$-	$99,020
Commodity derivatives – non-current	-	296	-	296
Total financial liabilities	$-	$99,316	$-	$99,316

				Total Fair Value
	Level 1	Level 2	Level 3	December 31, 2017
Financial Liabilities
Commodity derivatives – current	$-	$69,247	$63,278	$132,525
Total financial liabilities	$-	$69,247	$63,278	$132,525

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

In addition, the Company had a long-term crude oil sales and delivery contract, whereby it had committed to deliver certain fixed volumes of crude oil through April 2020.    Whiting determined that the contract did not meet the “normal purchase normal sale” exclusion, and therefore reflected this contract at fair value in its consolidated financial statements prior to settlement.  This commodity derivative was valued based on a probability-weighted income approach which considers various assumptions, including quoted spot prices for commodities, market differentials for crude oil, U.S. Treasury rates and either the Company’s or the counterparty’s nonperformance risk, as appropriate.  The assumptions used in the valuation of the crude oil sales and delivery contract include certain market differential metrics that were unobservable during the term of the contract.  Such unobservable inputs were significant to the contract valuation methodology, and the contract’s fair value was therefore designated as Level 3 within the valuation hierarchy.  On February 1, 2018, Whiting paid $61 million to the counterparty to settle all future minimum volume commitments under this agreement.  Accordingly, this derivative was settled in its entirety as of that date.

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

The following table presents a reconciliation of changes in the fair value of financial assets or liabilities designated as Level 3 in the valuation hierarchy for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Fair value liability, beginning of period	$(63,278)	$(9,214)
Unrealized gains (losses) on commodity derivative contracts included in earnings (1)	2,242	(56,692)
Settlement of commodity derivative contracts	61,036	-
Transfers into (out of) Level 3	-	-
Fair value liability, end of period	$-	$(65,906)

(1)	Included in derivative loss, net in the consolidated statements of operations.

Non-recurring Fair Value Measurements—The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including proved property.  These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  The Company did not recognize any impairment write-downs with respect to its proved property during the 2018 or 2017 reporting periods presented.

8.           SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

Common Stock—On November 8, 2017 and following approval by the Company’s stockholders of an amendment to its certificate of incorporation to effect a reverse stock split, the Company’s Board of Directors approved a reverse stock split of Whiting’s common stock at a ratio of one-for-four and a reduction in the number of authorized shares of the Company’s common stock from 600,000,000 shares to 225,000,000.  Whiting’s common stock began trading on a split-adjusted basis on November 9, 2017 upon opening of the markets.  All share and per share amounts in these consolidated financial statements and related notes for periods prior to November 2017 have been retroactively adjusted to reflect the reverse stock split.

Noncontrolling Interest—The Company’s noncontrolling interest represented an unrelated third party’s 25% ownership interest in Sustainable Water Resources, LLC (“SWR”).  During the third quarter of 2017, the third party’s ownership interest in SWR was assigned back to SWR.

9.           REVENUE RECOGNITION

The Company adopted ASC 606 effective January 1, 2018, which replaces previous revenue recognition requirements under FASB ASC Topic 605 – Revenue Recognition (“ASC 605”).  The standard was adopted using the modified retrospective approach which requires the Company to recognize in retained earnings at the date of adoption the cumulative effect of the application of ASC 606 to all existing revenue contracts which were not substantially complete as of January 1, 2018.  The Company has elected the contract modification practical expedient which allows the Company to reflect the aggregate effect of all modifications prior to the date of adoption when applying ASC 606.

Although the adoption of ASC 606 did not have an impact on the Company’s net income or cash flows, it did result in the reclassification of certain fees incurred under pipeline gathering and transportation agreements and gas processing agreements, as well as certain costs attributable to non-operated properties.  Such reclassification led to an overall decrease in total revenues with a corresponding decrease in lease operating expenses as follows (in thousands):

	Three Months Ended March 31, 2018
	Under ASC 606	Under ASC 605	Difference
OPERATING REVENUES
Oil sales	$453,650	$450,209	$3,441
NGL and natural gas sales	61,433	74,639	(13,206)
Oil, NGL and natural gas sales	$515,083	$524,848	$(9,765)
OPERATING EXPENSES
Lease operating expenses	$92,572	$102,337	$(9,765)
Total operating expenses	$416,892	$426,657	$(9,765)
INCOME FROM OPERATIONS	$98,191	$98,191	$-

The reclassification of fees between operating revenues and expenses is the result of the Company’s assessment of the point in time at which its performance obligations under its commodity sales contracts are satisfied and control of the commodity is transferred to the customer.  The Company has determined that its contracts for the sale of crude oil, unprocessed natural gas, residue gas and NGLs contain monthly performance obligations to deliver product at locations specified in the contract.  Control is transferred at the delivery location, at which point the performance obligation has been satisfied and revenue is recognized.  Fees included in the contract that are incurred prior to control transfer are classified as lease operating expense and fees incurred after control transfers are included as a reduction to the transaction price.    The transaction price at which revenue is recognized consists entirely of variable consideration based on quoted market prices less various fees and the quantity of volumes delivered.

Whiting receives payment for product sales from one to three months after delivery.  At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable trade, net in the consolidated balance sheets.  As of January 1, 2018 and March 31, 2018, such receivable balances were $186 and $196 million, respectively.  Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, however, differences have been and are insignificant.  Accordingly, the variable consideration is not constrained.

The Company has elected to utilize the practical expedient in ASC 606 that states the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation.  Under our contracts, each monthly delivery of product represents a separate performance obligation, therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

The Company previously utilized the entitlements method to account for product imbalances, which is no longer applicable under ASC 606.   The impact to the financial statements resulting from this change in accounting for our production imbalances was not significant.

10.         STOCK-BASED COMPENSATION

Equity Incentive Plan—The Company maintains the Whiting Petroleum Corporation 2013 Equity Incentive Plan, as amended and restated (the “2013 Equity Plan”), which replaced the Whiting Petroleum Corporation 2003 Equity Incentive Plan (the “2003 Equity Plan”) and includes the authority to issue 1,375,000 shares of the Company’s common stock.    Upon shareholder approval of the 2013 Equity Plan, the 2003 Equity Plan was terminated.  The 2003 Equity Plan continues to govern awards that were outstanding as of the date of its termination, which remain in effect pursuant to their terms.  Any shares netted or forfeited under the 2003 Equity Plan and any shares forfeited under the 2013 Equity Plan will be available for future issuance under the 2013 Equity Plan. However, shares netted for tax withholding under the 2013 Equity Plan will be cancelled and will not be available for future issuance.  Under the 2013 Equity Plan,  no employee or officer participant may be granted options for more than 225,000 shares of common stock, stock appreciation rights relating to more than 225,000 shares of common stock, more than 150,000 shares of restricted stock, more than 150,000 restricted stock units, more than 150,000 performance shares, or more than 150,000 performance units during any calendar year.  In addition, no non-employee director participant may be granted options for more than 25,000 shares of common stock, stock appreciation rights relating to more than 25,000 shares of common stock, more than 25,000 shares of restricted stock, or more than 25,000 restricted stock units during any calendar year.  As of March 31, 2018,  803,022 shares of common stock remained available for grant under the 2013 Equity Plan.

Restricted Stock Awards, Restricted Stock Units and Performance Shares—The Company grants service-based restricted stock awards and restricted stock units to executive officers and employees, which generally vest ratably over a three-year service period.  The Company also grants service-based restricted stock awards to directors, which generally vest over a one-year service period.  In addition, the Company grants performance share awards to executive officers that are subject to market-based vesting criteria as well as a three-year service period.  Upon adoption of ASU 2016-09 on January 1, 2017, the Company elected to account for forfeitures of awards granted under these plans as they occur in determining compensation expense.  The Company recognizes compensation expense for all awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and compensation expense is not reversed if vesting does not actually occur.

During the three months ended March 31, 2018 and 2017, 215,898 and 369,061 shares, respectively, of service-based restricted stock awards were granted to employees, executive officers and directors under the 2013 Equity Plan.  The Company determines compensation expense for these share-settled awards using their fair value at the grant date, which is based on the closing bid price of the Company’s common stock on such date.  The weighted average grant date fair value of restricted stock awards was $30.03 per share and $47.44 per share for the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, 308,432 shares of service-based restricted stock units were granted to employees under the 2013 Equity Plan.  These awards will be settled in cash and are recorded as a liability in the consolidated balance sheets.  The Company determines compensation expense for cash-settled restricted stock units using the fair value at the end of each reporting period, which is based on the closing bid price of the Company’s common stock on such date.

In January 2018, 215,898 performance shares subject to certain market-based vesting criteria were granted to executive officers under the 2013 Equity Plan.  These market-based awards cliff vest on the third anniversary of the grant date, and the number of shares that will vest at the end of that three-year performance period is determined based on the rank of Whiting’s cumulative stockholder return compared to the stockholder return of a peer group of companies on each anniversary of the grant date over the three-year performance period.  The number of awards earned could range from zero up to two times the number of shares initially granted.  However, awards earned up to the target shares granted (or 100%) will be settled in shares, while awards earned in excess of the target shares granted will be settled in cash.  The cash-settled component of such awards is recorded as a liability in the consolidated balance sheets and will be remeasured at fair value using a Monte Carlo valuation model at the end of each reporting period.

In January 2017, 158,363 performance shares subject to certain market-based vesting criteria were granted to executive officers under the 2013 Equity Plan.  These market-based awards cliff vest on the third anniversary of the grant date, and the number of shares that will vest at the end of that three-year performance period is determined based on the rank of Whiting’s cumulative stockholder return compared to the stockholder return of a peer group of companies over the same three-year period.  The number of shares earned could range from zero up to two times the number of shares initially granted and will be settled entirely in shares.

For awards subject to market conditions, the grant date fair value is estimated using a Monte Carlo valuation model.  The Monte Carlo model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment.  Expected volatility is calculated based on the historical volatility and implied volatility of Whiting’s common stock, and the risk-free interest rate is based on U.S. Treasury yield curve rates with maturities consistent with the three-year vesting period.  The key assumptions used in valuing these market-based awards were as follows:

	2018	2017
Number of simulations	2,500,000	2,500,000
Expected volatility	72.80%	82.44%
Risk-free interest rate	2.12%	1.52%
Dividend yield	-	-

The grant date fair value of the market-based awards that will be settled in shares, as determined by the Monte Carlo valuation model, was $27.28 per share and $65.44 per share in January 2018  and 2017, respectively.

The following table shows a summary of the Company’s restricted stock award (“RSA”) and performance share activity for the three months ended March 31, 2018:

	Number of Awards		Weighted Average
	Service-Based	Market-Based	Grant Date
	RSAs	Performance Awards	Fair Value
Nonvested awards, January 1	898,421	497,527	$45.55
Granted	215,898	215,898	28.66
Vested	(333,203)	-	46.96
Forfeited	(4,878)	(90,668)	128.16
Nonvested awards, March 31	776,238	622,757	$34.36

Stock Options—There was no significant stock option activity during the three months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018 and 2017, the Company recognized total stock compensation expense of $7 million and $6 million, respectively.

11.         INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2018 and 2017 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% and 35%, respectively, to pre-tax income primarily because (i) for the three months ended March 31, 2017, state income taxes and estimated permanent differences increased and decreased, respectively, the expected tax benefit for the period and (ii) for the three months ended March 31, 2018, a full valuation allowance was in effect, which reduced the Company’s net tax expense to zero.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the Company’s deferred tax assets will not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and projected future taxable income and results of operations.  If the Company concludes that it is more likely than not that some portion, or all, of its deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance.  At December 31, 2017, the Company recorded a full valuation allowance on its net deferred tax assets.  The Company assesses the appropriateness of its valuation allowance on a quarterly basis.  As of March 31, 2018, there was no change in the Company’s assessment of the realizability of its deferred tax assets, and the full valuation allowance remains in effect.

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

On December 22, 2017, Congress passed the TCJA.  The new legislation significantly changed the U.S. corporate tax law by, among other things, lowering the U.S. corporate income tax rate from 35% to 21% beginning in January 2018, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.

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

As of March 31, 2018, the Company’s accounting was complete for the change in the U.S. corporate income tax rate from 35% to 21% effective for tax years after December 31, 2017.  At December 31, 2017, the Company was able to reasonably estimate the impact of the corporate tax rate reduction and recorded provisional (i) income tax expense of $51 million from the revaluation of the Company’s deferred tax assets and liabilities as of the date of enactment and (ii) income tax benefit totaling $93 million related to a reduction in the Company’s existing valuation allowances.  No changes to the impact of the corporate tax rate reduction were recognized during the three months ended March 31, 2018.

Other elements of the TCJA for which the accounting is complete include (i) IRC Section 168(k) first-year optional bonus depreciation, (ii) repeal of the corporate alternative minimum tax, (iii) limitation on the usage of net operating losses generated after 2017 to 80% of taxable income, (iv) additional limitations on certain meals and entertainment expenses, (v) repeal of the deduction for income attributable to domestic production activities, and (vi) like-kind exchange limitations for property other than real property.  These items did not have an impact on the Company’s financial statements upon enactment of the TCJA, but may impact the Company’s income taxes in future periods.

The TCJA modified executive compensation deduction limitations under IRC Section 162(m).  The Company was able to reasonably estimate the impacts of the Section 162(m) changes and recorded an initial provisional reduction to deferred tax assets of $1 million for the year ended December 31, 2017.  The accounting for this item is not yet complete as further guidance is needed from tax authorities.  The Company expects to complete its accounting within the prescribed measurement period.

The TCJA implemented mandatory repatriation of previously untaxed foreign earnings of specified foreign corporations.  The Company has estimated that it has no untaxed foreign-sourced earnings and profits from a specified foreign corporation, and accordingly, no provisional amount was recorded as of March 31, 2018 or December 31, 2017.  The Company expects to complete its accounting for this element of the TCJA within the prescribed measurement period.

The Company’s accounting for the following elements of the TCJA is incomplete, however the Company expects to complete its accounting within the prescribed measurement period: (i) ability to capitalize and amortize intangible drilling costs under IRC Section 59(e) and (ii) interest deduction limitations under IRC Section 163(j).  Reasonable estimates of the impact to the Company’s financial statements could not be made, and accordingly, no adjustments were recorded to the financial statements as of March 31, 2018 or December 31, 2017.  The Company will assess the impact of these sections of the TCJA on its financial statements as further clarification and guidance is issued by regulatory authorities.

12.        EARNINGS PER SHARE

The reconciliations between basic and diluted earnings (loss) per share are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2018	2017
Basic Earnings (Loss) Per Share (1)
Net income (loss) attributable to common shareholders	$15,012	$(86,957)
Weighted average shares outstanding, basic	90,892	90,652
Earnings (loss) per common share, basic	$0.17	$(0.96)

Diluted Earnings (Loss) Per Share (1)
Net income (loss) attributable to common shareholders	$15,012	$(86,957)
Weighted average shares outstanding, basic	90,892	90,652
Restricted stock awards, performance share awards and stock options	418	-
Weighted average shares outstanding, diluted	91,310	90,652
Earnings (loss) per common share, diluted	$0.16	$(0.96)

(1)

All share and per share amounts have been retroactively adjusted for the 2017 period to reflect the Company’s one-for-four reverse stock split in November 2017, as described in Note 8 to these condensed consolidated financial statements.

During the three months ended March 31, 2018, the diluted earnings per share calculation excludes the effect of 116,552 common shares for stock options that were out-of-the-money and 246,613 performance share awards that did not meet the market-based vesting criteria as of March 31, 2018.

During the three months ended March 31, 2017, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes the anti-dilutive effect of 446,890 shares of service-based restricted stock awards and 1,220 stock options.  In addition, the diluted earnings per share calculation for the three months ended March 31, 2017 excludes the effect of 127,020 common shares for stock options that were out-of-the-money and 353,748 performance share awards that did not meet the market-based vesting criteria as of March 31, 2017.

Refer to the “Stock-Based Compensation” footnote for further information on the Company’s restricted stock awards, performance share awards and stock options.

As discussed in the “Long-Term Debt” footnote, the Company has the option to settle the 2020 Convertible Senior Notes with cash, shares of common stock or any combination thereof upon conversion.  Based on the initial conversion price, the entire outstanding principal amount of the 2020 Convertible Senior Notes as of March 31, 2018 would be convertible into approximately 3.6 million shares of the Company’s common stock.  However, the Company’s intent is to settle the principal amount of the notes in cash upon conversion.  As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the notes (the “conversion spread”) is considered in the diluted earnings per share computation under the treasury stock method.  As of March 31, 2018 and 2017, the conversion value did not exceed the principal amount of the notes.   Accordingly, there was no impact to diluted earnings per share or the related disclosures for those periods.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the terms “Whiting”, “we”, “us”, “our” or “ours” when used in this Item refer to Whiting Petroleum Corporation, together with its consolidated subsidiaries, Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), Whiting US Holding Company, Whiting Canadian Holding Company ULC, Whiting Resources Corporation and Whiting Programs, Inc.  When the context requires, we refer to these entities separately.  This document contains forward-looking statements, which give our current expectations or forecasts of future events.  Please refer to “Forward-Looking Statements” at the end of this Item for an explanation of these types of statements.

Overview

We are an independent oil and gas company engaged in development, production, acquisition and exploration activities primarily in the Rocky Mountains region of the United States.  Our current operations and capital programs are focused on organic drilling opportunities and on the development of previously acquired properties, specifically on projects that we believe provide the greatest potential for repeatable success and production growth, while selectively pursuing acquisitions that complement our existing core properties.  During 2017, we focused our drilling activity on projects that provide the highest rate of return, while closely aligning our capital spending with cash flows generated from operations.  During 2018, we continue to focus on high-return projects in our asset portfolio that will add production and reserves while generating free cash flows from operations.  In addition, we continually evaluate our property portfolio and sell properties when we believe that the sales price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own, such as our plan to explore monetization of our Redtail field assets and the asset sales discussed in the “Acquisitions and Divestitures” footnote in the notes to condensed consolidated financial statements.

Our revenue, profitability and future growth rate depend on many factors which are beyond our control, such as oil and gas prices, economic, political and regulatory developments, competition from other sources of energy, and the other items discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2017.  Oil and gas prices historically have been volatile and may fluctuate widely in the future.  The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas prices since the first quarter of 2016:

	2016				2017				2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude oil	$33.51	$45.60	$44.94	$49.33	$51.86	$48.29	$48.19	$55.39	$62.89
Natural gas	$2.06	$1.98	$2.93	$2.98	$3.07	$3.09	$2.89	$2.87	$3.13

Lower oil, NGL and natural gas prices may not only decrease our revenues on a per unit basis, but may also reduce the amount of oil and natural gas that we can produce economically and therefore potentially lower our oil and gas reserve quantities.  Substantial and extended declines in oil, NGL and natural gas prices have resulted, and may result in impairments of our proved oil and gas properties or undeveloped acreage and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to finance planned capital expenditures.  In addition, lower commodity prices may reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of our lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders.  Upon a redetermination, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under our credit agreement.  Alternatively, higher oil prices may result in significant mark-to-market losses being incurred on our commodity-based derivatives.

2018 Highlights and Future Considerations

Operational Highlights

Northern Rocky Mountains – Williston Basin

Our properties in the Williston Basin of North Dakota and Montana target the Bakken and Three Forks formations.  Net production from the Williston Basin averaged 103.1 MBOE/d for the first quarter of 2018, representing a 3% decrease from 106.8 MBOE/d in the fourth quarter of 2017.  Across our acreage in the Williston Basin, we have implemented new completion designs which utilize cemented liners, plug-and-perf technology, significantly higher sand volumes, new diversion technology and both hybrid and slickwater fracture stimulation methods, which have resulted in improved initial production rates.  As of March 31, 2018, we had four rigs active in the Williston Basin and added a fifth rig in April 2018.  Under our current development plan, we expect to put 123 wells on production in this area during 2018.

Central Rocky Mountains – Denver-Julesburg Basin

Our Redtail field in the Denver-Julesburg Basin (“DJ Basin”) in Weld County, Colorado targets the Niobrara and Codell/Fort Hays formations.  Net production from the Redtail field averaged 23.3 MBOE/d  in the first quarter of 2018, representing a 13%  increase from 20.6 MBOE/d in the fourth quarter of 2017.  We have established production in the Niobrara “A”, “B” and “C” zones and the Codell/Fort Hays formations.  We have implemented a new wellbore configuration in this area, which significantly reduces drilling times.  During 2017, we completed and brought on production a significant portion of our drilled uncompleted well inventory (“DUCs”) from yearend 2016.  During the fourth quarter of 2017, based on the recent and comparative well performance results of the DJ Basin to the Williston Basin, our management decided to concentrate development activities during 2018 in the Williston Basin.  We plan to complete 22 DUCs in our Redtail field during the first half of 2018, and then cease additional development activity in this area until commodity prices further recover.

Our Redtail gas plant processes the associated gas produced from our wells in this area, and has a current inlet capacity of 50 MMcf/d.  As of March 31, 2018, the plant was processing over 36 MMcf/d.

Financing Highlights

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

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended
	March 31,
	2018	2017
Net production
Oil (MMBbl)	7.7	7.3
NGLs (MMBbl)	1.8	1.6
Natural gas (Bcf)	11.3	9.9
Total production (MMBOE)	11.4	10.6
Net sales (in millions)
Oil (1)	$453.7	$320.5
NGLs	42.8	28.6
Natural gas	18.6	22.2
Total oil, NGL and natural gas sales	$515.1	$371.3
Average sales prices
Oil (per Bbl) (1)	$58.61	$43.92
Effect of oil hedges on average price (per Bbl)	(3.21)	0.20
Oil net of hedging (per Bbl)	$55.40	$44.12
Weighted average NYMEX price (per Bbl) (2)	$62.92	$51.87
NGLs (per Bbl)	$23.57	$17.69
Natural gas (per Mcf)	$1.65	$2.25
Weighted average NYMEX price (per MMBtu) (2)	$3.13	$3.06
Costs and expenses (per BOE)
Lease operating expenses	$8.10	$8.56
Production taxes	$3.31	$3.03
Depreciation, depletion and amortization	$16.43	$22.76
General and administrative	$2.75	$2.90

(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue increased $144 million to $515 million when comparing the first quarter of 2018 to the same period in 2017.  Sales revenue is a function of oil, NGL and gas volumes sold and average commodity prices realized.  Our oil, NGL and natural gas sales volumes increased 6%, 12% and 14% respectively, between periods.  The oil volume increase between periods was primarily attributable to new wells drilled and completed in the Williston Basin and DJ Basin which added 2,060 MBbl and 1,315 MBbl, respectively, of oil production during the first quarter of 2018 as compared to the first quarter of 2017.    These increases were partially offset by  normal field production decline across several of our areas, as well as 2017 property divestitures which negatively impacted oil production in the first quarter of 2018 by 685 MBbl.  The NGL volume increase between periods generally relates to new wells drilled and completed in the Williston Basin and DJ Basin over the last twelve months, as well as additional volumes processed as more wells were connected to gas processing plants in the Williston Basin in an effort to increase our overall gas capture rate in this area and reduce flared volumes.  Many of the new Williston Basin wells are in areas with higher gas-to-oil production ratios than previously drilled areas.  These NGL volume increases were partially offset by normal field production decline across several of our areas.  The gas volume increase between periods was primarily due to new wells drilled and completed at our Williston Basin and DJ Basin properties which resulted in 2,795 MMcf and 1,245 MMcf, respectively, of additional gas volumes during the first quarter of 2018 as compared to the first quarter of 2017.    These increases  were partially offset by normal field production decline across several of our areas, as well as 2017 property divestitures which negatively impacted gas production in the first quarter of 2018 by 115 MMcf.

In addition to the above production-related increases in net revenue, there were also increases in the average sales price realized for oil and NGLs in the first quarter of 2018 compared to 2017.  Our average price for oil (before the effects of hedging) and NGLs each increased 33%  between periods, while our average price for natural gas decreased 27% between periods.  Our average sales price realized for oil is impacted by deficiency payments we are making under two physical delivery contracts at our Redtail field due to our inability to meet the minimum volume commitments under these contracts.  During the three months ended March 31, 2018 and 2017, our total average sales price realized for oil was $1.09 per Bbl and $2.21 per Bbl lower, respectively, as a result of these deficiency payments.  On February 1, 2018, we paid $61 million to the counterparty to one of these Redtail delivery contracts to settle all future minimum volume commitments under the agreement.  The remaining agreement will continue to negatively impact the price we receive for oil from our Redtail field through April 2020, when the contract terminates.  Our average sales price for oil was further impacted by the adoption of FASB ASC Topic 606 – Revenue from Contracts with Customers (“ASC 606”), which resulted in an increase of $0.44 per Bbl for the three months ended March 31, 2018.  In addition, the adoption of ASC 606 negatively impacted our average sales price for NGLs and natural gas by $3.67 per Bbl and $0.58 per Mcf, respectively, for the three months ended March 31, 2018.  Refer to the “Revenue Recognition” footnote in the condensed consolidated financial statements for more information on the impact of this new standard.

Lease Operating Expenses.  Our lease operating expenses (“LOE”) during the first quarter of 2018 were $93 million, a $2 million increase over the same period in 2017.  This increase was primarily due to new wells put on production in the Williston Basin and the DJ Basin during 2018, largely offset by the impact of adopting ASC 606 effective January 1, 2018, which reduced LOE by $10 million during the three months ended March 31, 2018, as well as the elimination of $9 million of LOE attributable to properties that we divested during 2017.  Refer to the “Revenue Recognition” footnote in the condensed consolidated financial statements for more information on the impact of ASC 606.

Our lease operating expenses on a BOE basis, however, decreased when comparing the first quarter of 2018 to the same 2017 period.  LOE per BOE amounted to $8.10 during the first quarter of 2018, which represents a decrease of $0.46 per BOE (or 5%) from the first quarter of 2017.  This decrease was mainly due to higher overall production volumes between periods, partially offset by the overall increase in LOE expense discussed above.

Production Taxes.  Our production taxes during the first quarter of 2018 were $38 million, a $6 million increase over the same period in 2017, which increase was primarily due to higher oil, NGL and natural gas sales between periods.  Our production taxes, however, are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis was 7.3% and 8.6% for the first quarter of 2018 and 2017, respectively.  Our production tax rate of 7.3% for the first quarter of 2018 was less than the rate for the same period in 2017 due to successful wells completed during the past twelve months in Colorado, which has a 5% tax rate, as well as severance tax refunds received during the first quarter of 2018.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization (“DD&A”) expense decreased $52 million in 2018 as compared to the first quarter of 2017.  The components of our DD&A expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Depletion	$183,645	$235,032
Depreciation	1,566	1,870
Accretion of asset retirement obligations	2,708	3,505
Total	$187,919	$240,407

DD&A decreased between periods due to $51 million in lower depletion expense, consisting of a $65 million decrease related to a lower depletion rate between periods, partially offset by a $14 million increase due to higher overall production volumes during the first quarter of 2018.  On a BOE basis, our overall DD&A rate of $16.43 for the first quarter of 2018 was 28% lower than the rate of $22.76 for the same period in 2017.  The primary factors contributing to this lower DD&A rate were (i) impairment write-downs on proved oil and gas properties recognized in the fourth quarter of 2017, (ii) an increase to proved developed reserves over the last twelve months (excluding the effect of divestitures) and (iii) the impact of property divestitures over the past twelve months.

Exploration and Impairment Costs.  Our exploration and impairment costs decreased $6 million for the first quarter of 2018 as compared to the same period in 2017.  The components of our exploration and impairment expense  were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Exploration	$4,697	$6,138
Impairment	10,050	14,703
Total	$14,747	$20,841

Impairment expense for the first quarter of 2018 and 2017 primarily related to the amortization of leasehold costs associated with individually insignificant unproved properties.

General and Administrative Expenses.  We report general and administrative (“G&A”) expenses net of third-party reimbursements and internal allocations.  The components of our G&A expenses were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
General and administrative expenses	$56,470	$56,990
Reimbursements and allocations	(24,990)	(26,373)
General and administrative expenses, net	$31,480	$30,617

G&A expense, net increased slightly when comparing the first quarter of 2018 to the same 2017 period, however, our general and administrative expenses on a BOE basis decreased between periods.  G&A expense per BOE amounted to $2.75 during the first quarter of 2018, which represents a decrease of $0.15 per BOE (or 5%) from the first quarter of 2017.  This decrease was mainly due to higher overall production volumes between periods.

Derivative Loss, Net.    Our commodity derivative contracts and embedded derivatives are marked to market each quarter with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment to or from the counterparty.  Derivative  loss, net amounted to a loss of $53 million for the three months ended March 31, 2018, which consisted of a $55 million loss on our costless collar and swap commodity derivative contracts resulting from the upward shift in the futures curve of forecasted commodity prices (“forward price curve”) for crude oil from January 1, 2018 (or the 2018 date on which new contracts were entered into) to March 31, 2018, partially offset by a $2 million fair value gain on our long-term crude oil sales and delivery contract.  Derivative loss, net amounted to a loss of $37 million for the three months ended March 31, 2017, which consisted of a $57 million fair value loss on our long-term crude oil sales and delivery contract and a $13 million fair value loss on embedded derivatives, partially offset by a $33 million gain on our costless collar commodity derivative contracts resulting from the downward shift in the same forward price curve from January 1, 2017 (or the 2017 date on which prior year contracts were entered into) to March 31, 2017.

Refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, for a list of our outstanding commodity derivative contracts as of April 24, 2018.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Notes	$40,595	$34,252
Amortization of debt issue costs, discounts and premiums	7,805	7,605
Credit agreement	4,089	5,813
Other	410	341
Total	$52,899	$48,011

The increase in interest expense of $5 million between periods was mainly attributable to higher interest costs incurred on our notes during the first quarter of 2018 as compared to the first quarter of 2017.  The $6 million increase in note interest was primarily due to $17 million of interest incurred on the 2026 Senior Notes issued in December 2017, partially offset by a $9 million reduction in interest related to the redemption of the 2019 Notes in January 2018.  Refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements for more information on these debt transactions.

Our weighted average debt outstanding during the first quarter of 2018 was $3.2 billion versus $3.3 billion for the first quarter of 2017.  Our weighted average effective cash interest rate was 5.5% during the first quarter of 2018 compared to 4.9% for the first quarter of 2017.

Loss on Extinguishment of Debt.  During the first quarter of 2018, we redeemed all of the remaining $961 million aggregate principal amount of 2019 Senior Notes and recognized a $31 million loss on extinguishment of debt.  During the first quarter of 2017, we redeemed all of the remaining $275 million aggregate principal amount of 2018 Senior Subordinated Notes and recognized a $2 million loss on extinguishment of debt.  Refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements for more information on these debt transactions.

Income Tax Benefit.  As of December 31, 2017, we recorded a full valuation allowance on our deferred tax assets.  Accordingly, we did not recognize any income tax expense or benefit during the first quarter of 2018, as compared to an income tax benefit of $39 million for the first quarter of 2017.

Our overall effective tax rate of 31.2% for the first quarter of 2017 was lower than the U.S. statutory income tax rate in effect during 2017 primarily due to the impact of performance share awards that were canceled during the period after not meeting their market-based vesting criteria.

Liquidity and Capital Resources

Overview.  At March 31, 2018, we had $31 million of cash on hand and $3.9 billion of equity, while at December 31, 2017, we had $879 million of cash on hand and $3.9 billion of equity.  Cash on hand at December 31, 2017 consisted of the remaining proceeds from the issuance of our 2026 Senior Notes in December 2017.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility, which we partially mitigate through the use of commodity hedge contracts.  Oil accounted for 68% and 69% of our total production in the first quarter of 2018 and 2017, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in NGL or natural gas prices.  As of April 24, 2018, we had derivative contracts covering the sale of approximately 73% of our forecasted oil production volumes for the remainder of 2018.  For a list of all of our outstanding derivatives as of April 24, 2018, refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk”.

During the first quarter of 2018, we generated $233 million of cash provided by operating activities, an increase of $153 million from the same period in 2017.  Cash provided by operating activities increased primarily due to higher crude oil, NGL and natural gas production volumes and higher realized sales prices for oil and NGLs.  These positive factors were partially offset by a decrease in cash settlements received on our derivative contracts, as well as higher production taxes,  cash interest expense and lease operating expenses during the first quarter of 2018 as compared to the same period in 2017.    Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on increases and decreases in certain expenses between periods.

During the first quarter of 2018, cash flows from operating activities and cash on hand plus $90 million in net borrowings under our credit agreement were used to finance the redemption of the remaining $961 million of 2019 Senior Notes and  $173 million of drilling and development expenditures.

Exploration and Development Expenditures.  The following table details our exploration and development expenditures incurred by core area (in thousands):

	Three Months Ended March 31,
	2018	2017
Northern Rocky Mountains	$136,871	$132,536
Central Rocky Mountains	46,181	53,045
Other (1)	4,092	210
Total incurred	$187,144	$185,791

(1)	Other primarily includes non-core oil and gas properties located in Colorado, Texas, Utah and Wyoming.

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

Credit Agreement.  Whiting Oil and Gas, our wholly owned subsidiary, has a credit agreement with a syndicate of banks that as of March 31, 2018 had a borrowing base and aggregate commitments of $2.3 billion.  As of March 31, 2018, we had $2.2 billion of available borrowing capacity, which was net of $90 million in borrowings and $2 million in letters of credit outstanding.    On April 12, 2018, we entered into a Seventh Amended and Restated Credit Agreement, which replaced our existing credit agreement on that date.  This amended credit agreement, among other things, (i) increased the borrowing base under the facility from $2.3 billion to $2.4 billion, (ii) reduced the aggregate commitments from $2.3 billion to $1.75 billion, (iii) extended the principal repayment date from December 2019 to April 2023, (iv) decreased the applicable margin based on the borrowing base utilization percentage by 50 basis points per annum, (v) decreased the commitment fee to 37.5 basis points per annum for certain ratios of outstanding borrowings to the borrowing base as shown in the table below, (vi)  modified certain financial covenants as discussed below, and (vii) removed our ability to issue second lien indebtedness of up to $1.0 billion.

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

A portion of the revolving credit facility in an aggregate amount not to exceed $50 million may be used to issue letters of credit,  for the account of Whiting Oil and Gas or other designated subsidiaries of ours.  As of March 31, 2018,  $48 million was available for additional letters of credit under the agreement.

The credit agreement provides for interest only payments until maturity, when the credit agreement expires and all outstanding borrowings are due.  Interest under the amended credit agreement accrues at our option at either (i) a base rate for a base rate loan plus the margin in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR rate plus 1.0% per annum, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus the margin in the table below.  Additionally, we also incur commitment fees as set forth in the table below on the unused portion of the aggregate commitments of the lenders under the amended credit agreement.

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

The credit agreement contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of our lenders.  Except for limited exceptions, the credit agreement also restricts our ability to make any dividend payments or distributions on our common stock.  These restrictions apply to all of our restricted subsidiaries (as defined in the credit agreement).  As of March 31, 2018, the existing credit agreement required us, as of the last day of any quarter, to maintain the following ratios (as defined in the credit agreement): (i) a consolidated current assets to consolidated current liabilities ratio (which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0, (ii) a total senior secured debt to the last four quarters’ EBITDAX ratio of less than 3.0 to 1.0 and (iii) a ratio of the last four quarters’ EBITDAX to consolidated cash interest charges of not less than 2.25 to 1.0.  The amended credit agreement requires us, as of the last day of any quarter, to maintain the following ratios (as defined in the amended credit agreement): (i) a consolidated current assets to consolidated current liabilities ratio (which includes an add back of the available borrowing capacity under the amended credit agreement) of not less than 1.0 to 1.0 and (ii) a total debt to the last four quarters’ EBITDAX ratio of not greater than 4.0 to 1.0.  We were in compliance with our covenants under the credit agreement as of March 31, 2018.

For further information on the loan security related to our credit agreement, refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements.

Senior Notes and Senior Subordinated Notes.  In December 2017, we issued at par $1.0 billion of 6.625% Senior Notes due January 2026 (the “2026 Senior Notes”).  In March 2015, we issued at par $750 million of 6.25% Senior Notes due April 2023 (the “2023 Senior Notes”).  In September 2013, we issued at par $1.1 billion of 5.0% Senior Notes due March 2019 (the “2019 Senior Notes”) and $800 million of 5.75% Senior Notes due March 2021, and issued at 101% of par an additional $400 million of 5.75% Senior Notes due March

2021 (collectively the “2021 Senior Notes” and together with the 2023 Senior Notes and the 2026 Senior Notes, the “Senior Notes”).  In September 2010, we issued at par $350 million of 6.5% Senior Subordinated Notes due October 2018 (the “2018 Senior Subordinated Notes”).

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

Redemption of 2019 Senior Notes.    On January 26, 2018, we paid $1.0 billion to redeem all of the then outstanding $961 million aggregate principal amount of our 2019 Senior Notes, which payment consisted of the 102.976% redemption price plus all accrued and unpaid interest on the notes.  We financed the redemption with proceeds from the issuance of our 2026 Senior Notes and borrowings under our credit agreement.  As of March 31, 2018, no 2019 Senior Notes remained outstanding.

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

For the remaining $562 million aggregate principal amount of 2020 Convertible Senior Notes outstanding as of March 31, 2018, we have the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at our election.  Our intent is to settle the principal amount of the 2020 Convertible Senior Notes in cash upon conversion.  Prior to January 1, 2020, the 2020 Convertible Senior Notes will be convertible at the holder’s option only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2020 Convertible Senior Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.  On or after January 1, 2020, the 2020 Convertible Senior Notes will be convertible at any time until the second scheduled trading day immediately preceding the April 1, 2020 maturity date of the notes.  The notes will be convertible at an initial conversion rate of 6.4102 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $156.00.  The conversion rate will be subject to adjustment in some events.  In addition, following certain corporate events that occur prior to the maturity date, we will increase, in certain circumstances, the conversion rate for a holder who elects to convert its 2020 Convertible Senior Notes in connection with such corporate event.  As of March 31, 2018, none of the contingent conditions allowing holders of the 2020 Convertible Senior Notes to convert these notes had been met.

Note Covenants.    The indentures governing the Senior Notes restrict us from incurring additional indebtedness, subject to certain exceptions, unless our fixed charge coverage ratio (as defined in the indentures) is at least 2.0 to 1.  If we were in violation of this covenant, then we may not be able to incur additional indebtedness, including under Whiting Oil and Gas’ credit agreement.  Additionally, these indentures contain restrictive covenants that may limit our ability to, among other things, pay cash dividends, make certain other restricted payments, redeem or repurchase our capital stock, make investments or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of ours and our restricted subsidiaries taken as a whole, and enter into hedging contracts.  These covenants may potentially limit the discretion of our management in certain respects.  We were in compliance with these covenants as of  March 31, 2018.  However, a substantial or extended decline in oil, NGL or natural gas prices may adversely affect our ability to comply with these covenants in the future.

Contractual Obligations and Commitments

Schedule of Contractual Obligations.  The following table summarizes our obligations and commitments as of March 31, 2018 to make future payments under certain contracts, aggregated by category of contractual obligation, for the time periods specified below.  This table does not include amounts payable under contracts where we cannot predict with accuracy the amount and timing of such payments, including any amounts we may be obligated to pay under our derivative contracts, as such payments are dependent upon the price of crude oil in effect at the time of settlement, and any penalties that may be incurred for underdelivery under our physical delivery contracts.  For further information on these contracts refer to the “Derivative Financial Instruments” footnote in the notes to consolidated financial statements and “Delivery Commitments” in Item 2 of our Annual Report on Form 10-K for the period ended December 31, 2017.

	Payments due by period
	(in thousands)
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Long-term debt (1)	$2,933,980	$-	$1,435,684	$-	$1,498,296
Cash interest expense on debt (2)	856,299	159,120	308,687	203,402	185,090
Asset retirement obligations (3)	137,320	5,642	16,758	11,815	103,105
Water disposal agreement (4)	117,015	19,013	40,635	35,820	21,547
Purchase obligations (5)	21,054	7,656	13,398	-	-
Pipeline transportation agreements (6)	52,736	9,332	18,964	14,301	10,139
Drilling rig contracts (7)	14,567	14,567	-	-	-
Leases (8)	12,836	7,467	5,369	-	-
Total	$4,145,807	$222,797	$1,839,495	$265,338	$1,818,177

(1)	Long-term debt consists of the principal amounts of the Senior Notes and the 2020 Convertible Senior Notes, as well as the outstanding borrowings under our amended credit agreement.
(2)

Cash interest expense on the Senior Notes is estimated assuming no principal repayment until the due dates of the instruments.  Cash interest expense on the 2020 Convertible Senior Notes is estimated assuming no principal repayments or conversions prior to maturity.  Cash interest expense on the amended credit agreement is estimated assuming no principal borrowings or repayments through the April 2023 instrument due date and a fixed interest rate of 4.0%.    Commitment fees on the amended credit agreement are estimated assuming a reduction in commitments pursuant to the terms of the amended credit facility with no principal borrowings or repayments through the April 2023 instrument due date.

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

(7)

As of March 31, 2018, we had three drilling rigs under long-term contracts, of which two drilling rigs expire in 2018 and one expires in 2019.  As of March 31, 2018, early termination of these contracts would require termination penalties of $8 million, which would be in lieu of paying the remaining drilling commitments under these contracts.  The obligations reported above represent our minimum financial commitments pursuant to the terms of these contracts, however, our actual expenditures under these contracts may exceed the minimum commitments presented above.

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

New Accounting Pronouncements

For further information on the effects of recently adopted accounting pronouncements and the potential effects of new accounting pronouncements, refer to “Adopted and Recently Issued Accounting Pronouncements” within the “Basis of Presentation” footnote and the “Revenue Recognition” footnote in the notes to condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Information regarding critical accounting policies and estimates is contained in Item 7 of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2017.  The following is a material update to such critical accounting policies and estimates:

Revenue Recognition.  We predominantly derive our revenue from the sale of produced oil, NGLs and natural gas.  Revenue is recognized when we meet our performance obligation to deliver the product and control is transferred to the customer.  We receive payment for product sales from one to three months after delivery.  At the end of each month when the performance obligation is satisfied, the amount of production delivered and the price we will receive can be reasonably estimated and amounts due from customers are accrued in accounts receivable trade, net in the consolidated balance sheets.  Variances between our estimated revenue and actual payments are recorded in the month the payment is received.  However, differences have been and are insignificant.

We adopted FASB ASC Topic 606 – Revenue from Contracts with Customers effective January 1, 2018 using the modified retrospective approach.  Refer to the “Basis of Presentation”  and “Revenue Recognition” footnotes in the notes to condensed consolidated financial statements for more information on this new accounting standard.

Effects of Inflation and Pricing

As a result of the sustained depressed commodity price environment from 2015 through 2017, we  have experienced lower costs due to a decrease in demand for oil field products and services.  Although prices have begun to recover during the first quarter of 2018, the cost of oil field goods and services has remained relatively consistent with 2017 levels.  The oil and gas industry is very cyclical, and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and not adjust downward in proportion to prices.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, depletion expense, impairment assessments of oil and gas properties and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase in the near term, higher demand in the industry could result in increases in the costs of materials, services and personnel.

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

These risks and uncertainties include, but are not limited to: declines in, or extended periods of low oil, NGL or natural gas prices; our level of success in exploration, development and production activities; risks related to our level of indebtedness, ability to comply with debt covenants and periodic redeterminations of the borrowing base under our credit agreement; impacts to financial statements as a result of impairment write-downs; our ability to successfully complete asset dispositions and the risks related thereto, including the potential disposition of our Redtail field assets; revisions to reserve estimates as a result of changes in commodity prices, regulation and other factors; adverse weather conditions that may negatively impact development or production activities; the timing of our exploration and development expenditures; inaccuracies of our reserve estimates or our assumptions underlying them; risks relating to any unforeseen liabilities of ours; our ability to generate sufficient cash flows from operations to meet the internally funded portion of our capital expenditures budget; our ability to obtain external capital to finance exploration and development operations; federal and state initiatives relating to the regulation of hydraulic fracturing and air emissions; unforeseen underperformance of or liabilities associated with acquired properties; the impacts of hedging on our results of operations; failure of our properties to yield oil or gas in commercially viable quantities; availability of, and risks associated with, transport of oil and gas; our ability to drill producing wells on undeveloped acreage prior to its lease expiration; shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and completion services; uninsured or underinsured losses resulting from our oil and gas operations; our inability to access oil and gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing our oil and gas operations; the potential impact of changes in laws, including tax reform, that could have a negative effect on the oil and gas industry; our ability to replace our oil and natural gas reserves; any loss of our senior management or technical personnel; competition in the oil and gas industry; cyber security attacks or failures of our telecommunication systems; and other risks described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10‑K for the period ended December 31, 2017.  We assume no obligation, and disclaim any duty, to update the forward-looking statements in this Quarterly Report on Form 10-Q.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The price we receive for our oil and gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Crude oil and natural gas are commodities, and therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand.  Historically, the markets for oil and gas have been volatile, and these markets will likely continue to be volatile in the future.  Based on production for the first quarter of 2018, our income before income taxes for the three months ended March 31, 2018 would have moved up or down $45 million for each 10% change in oil prices per Bbl,  $4 million for each 10% change in NGL prices per Bbl and $2 million for each 10% change in natural gas prices per Mcf.

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

Crude Oil Costless Collars and Swaps.    The collared hedges shown in the table below have the effect of providing a protective floor while allowing us to share in upward pricing movements.  The three-way collars, however, do not provide complete protection against declines in crude oil prices due to the fact that when the market price falls below the sub-floor, the minimum price we would receive would be NYMEX plus the difference between the floor and the sub-floor.  While these hedges are designed to reduce our exposure to price decreases, they also have the effect of limiting the benefit of price increases above the ceiling.  The fair value of these crude oil costless collars at March 31, 2018 was a net liability of $94 million.  A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of March 31, 2018 would cause an increase of $79 million or  a decrease of $67 million, respectively, in this fair value liability.

The swap contracts shown in the tables below entitle us to receive settlement from the counterparty in amounts, if any, by which the settlement price for the applicable calculation period is less than the fixed price, or to pay the counterparty if the settlement price for the applicable calculation period is more than the fixed price.  While the fixed-price swaps are designed to decrease our exposure to downward price movements, they also have the effect of limiting the benefit of upward price movements.  The fair value of these swaps at March 31, 2018 was a net liability of $5 million.  A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of March 31, 2018 would cause an increase or decrease, respectively, of $23 million in this fair value liability.

Our outstanding commodity derivative contracts as of April 24, 2018 are summarized below:

Derivative			Monthly Volume	Weighted Average
Instrument	Commodity	Period	(Bbl)	NYMEX Price
				Sub-Floor/Floor/Ceiling
Three-way collars (1)	Crude oil	04/2018 to 06/2018	1,450,000	$37.07/$47.07/$57.30
	Crude oil	07/2018 to 09/2018	1,450,000	$37.07/$47.07/$57.30
	Crude oil	10/2018 to 12/2018	1,450,000	$37.07/$47.07/$57.30
				Fixed Price
Swaps	Crude oil	04/2018 to 06/2018	400,000	$61.74
	Crude oil	07/2018 to 09/2018	400,000	$61.74
	Crude oil	10/2018 to 12/2018	400,000	$61.74
				Floor/Ceiling
Collars	Crude oil	01/2019 to 03/2019	400,000	$50.00/$68.44
	Crude oil	04/2019 to 06/2019	400,000	$50.00/$68.44

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

Interest Rate Risk

Our quantitative and qualitative disclosures about interest rate risk related to our credit agreement, senior notes and convertible notes are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and have not materially changed since that report was filed.

Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2018.  Based upon their evaluation of these disclosure controls and procedures, the Chairman, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are subject to litigation claims and governmental and regulatory proceedings from time to time.  While the outcome of these lawsuits and claims cannot be predicted with certainty, it is management’s opinion that the loss for any litigation matters and claims we are involved in that are reasonably possible to occur will not have a material adverse effect, individually or in the aggregate, on our consolidated financial position, cash flows or results of operations.

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

Item 1A.   Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2017.  No material change to such risk factors has occurred during the three months ended March 31, 2018.

Item 6.     Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10‑Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(4.1)

Seventh Amended and Restated Credit Agreement, dated as of April 12, 2018, among Whiting Petroleum Corporation, Whiting Oil and Gas Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various other agents party thereto [Incorporated by reference to Exhibit 4.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on April 13, 2018 (File No. 001-31899)].

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
(101)

The following materials from Whiting Petroleum Corporation’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017, (iv) the Condensed Consolidated Statements of Equity for the Three Months Ended March 31, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of May, 2018.

WHITING PETROLEUM CORPORATION

By	/s/ Bradley J. Holly
Bradley J. Holly
Chairman, President and Chief Executive Officer

By	/s/ Michael J. Stevens
Michael J. Stevens
Senior Vice President and Chief Financial Officer

By	/s/ Sirikka R. Lohoefener
Sirikka R. Lohoefener
Controller and Treasurer