Form 10-Q
period 2018-06-30
WHITING PETROLEUM CORP
filed 2018-08-01
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Number of shares of the registrant’s common stock outstanding at July 18, 2018: 90,967,365 shares.

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

PART I – FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$16,613	$879,379
Accounts receivable trade, net	287,494	284,214
Prepaid expenses and other	38,051	26,035
Total current assets	342,158	1,189,628
Property and equipment:
Oil and gas properties, successful efforts method	11,667,902	11,293,650
Other property and equipment	137,497	134,524
Total property and equipment	11,805,399	11,428,174
Less accumulated depreciation, depletion and amortization	(4,620,868)	(4,244,735)
Total property and equipment, net	7,184,531	7,183,439
Other long-term assets	34,935	29,967
TOTAL ASSETS	$7,561,624	$8,403,034
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$-	$958,713
Accounts payable trade	88,233	32,761
Revenues and royalties payable	180,234	171,028
Accrued capital expenditures	64,620	69,744
Accrued interest	59,261	40,971
Accrued liabilities and other	98,747	118,815
Taxes payable	33,208	28,771
Derivative liabilities	149,420	132,525
Total current liabilities	673,723	1,553,328
Long-term debt	2,778,232	2,764,716
Asset retirement obligations	135,514	129,206
Other long-term liabilities	34,889	36,642
Total liabilities	3,622,358	4,483,892
Commitments and contingencies
Equity:
Common stock, $0.001 par value, 225,000,000 shares authorized; 92,185,043 issued and 90,967,365 outstanding as of June 30, 2018 and 92,094,837 issued and 90,698,889 outstanding as of December 31, 2017	92	92
Additional paid-in capital	6,408,482	6,405,490
Accumulated deficit	(2,469,308)	(2,486,440)
Total equity	3,939,266	3,919,142
TOTAL LIABILITIES AND EQUITY	$7,561,624	$8,403,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
OPERATING REVENUES
Oil, NGL and natural gas sales	$526,403	$311,515	$1,041,486	$682,832
OPERATING EXPENSES
Lease operating expenses	89,730	86,269	182,302	176,662
Production taxes	43,306	27,066	81,144	59,122
Depreciation, depletion and amortization	199,294	220,035	387,213	460,442
Exploration and impairment	13,234	25,295	27,981	46,136
General and administrative	31,601	31,943	63,081	62,560
Derivative (gain) loss, net	103,483	(20,163)	156,147	16,414
(Gain) loss on sale of properties	(1,090)	1,024	1,486	2,298
Amortization of deferred gain on sale	(2,925)	(3,240)	(5,829)	(6,582)
Total operating expenses	476,633	368,229	893,525	817,052
INCOME (LOSS) FROM OPERATIONS	49,770	(56,714)	147,961	(134,220)
OTHER INCOME (EXPENSE)
Interest expense	(48,331)	(47,937)	(101,230)	(95,948)
Loss on extinguishment of debt	(808)	-	(31,968)	(1,540)
Interest income and other	1,489	443	2,369	1,053
Total other expense	(47,650)	(47,494)	(130,829)	(96,435)
INCOME (LOSS) BEFORE INCOME TAXES	2,120	(104,208)	17,132	(230,655)
INCOME TAX BENEFIT
Current	-	(1,316)	-	(3,206)
Deferred	-	(36,911)	-	(74,497)
Total income tax benefit	-	(38,227)	-	(77,703)
NET INCOME (LOSS)	2,120	(65,981)	17,132	(152,952)
Net loss attributable to noncontrolling interests	-	-	-	14
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,120	$(65,981)	$17,132	$(152,938)
INCOME (LOSS) PER COMMON SHARE (1)
Basic	$0.02	$(0.73)	$0.19	$(1.69)
Diluted	$0.02	$(0.73)	$0.19	$(1.69)
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
Basic	90,940	90,684	90,916	90,668
Diluted	91,869	90,684	91,821	90,668

(1)

All share and per share amounts have been retroactively adjusted for the 2017 periods to reflect the Company’s one-for-four reverse stock split in November 2017, as described in Note 8 to these condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$17,132	$(152,952)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	387,213	460,442
Deferred income tax benefit	-	(74,497)
Amortization of debt issuance costs, debt discount and debt premium	15,342	15,222
Stock-based compensation	6,096	12,753
Amortization of deferred gain on sale	(5,829)	(6,582)
Loss on sale of properties	1,486	2,298
Undeveloped leasehold and oil and gas property impairments	18,310	33,646
Loss on extinguishment of debt	31,968	1,540
Non-cash derivative loss	77,931	22,472
Payment for settlement of commodity derivative contract	(61,036)	-
Other, net	188	(4,895)
Changes in current assets and liabilities:
Accounts receivable trade, net	(4,620)	(37,481)
Prepaid expenses and other	984	(4,413)
Accounts payable trade and accrued liabilities	44,977	(40,996)
Revenues and royalties payable	8,701	(16,394)
Taxes payable	4,437	(19,100)
Net cash provided by operating activities	543,280	191,063
CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and development capital expenditures	(379,456)	(323,404)
Acquisition of oil and gas properties	(8,529)	(14,700)
Acquisition deposit held in escrow	(13,000)	-
Other property and equipment	(2,238)	(1,172)
Proceeds from sale of oil and gas properties	923	378,290
Net cash provided by (used in) investing activities	(402,300)	39,014
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit agreement	962,265	1,150,000
Repayments of borrowings under credit agreement	(962,265)	(1,150,000)
Redemption of 6.5% Senior Subordinated Notes due 2018	-	(275,121)
Redemption of 5.0% Senior Notes due 2019	(990,023)	-
Debt issuance costs	(10,619)	-
Restricted stock used for tax withholdings	(3,104)	(4,938)
Net cash used in financing activities	$(1,003,746)	$(280,059)

		(Continued)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(862,766)	$(49,982)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	879,379	73,225
End of period	$16,613	$23,243
NONCASH INVESTING ACTIVITIES
Accrued capital expenditures and accounts payable related to property additions	$87,097	$132,516

The accompanying notes are an integral part of these condensed consolidated financial statements.		(Concluded)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

(in thousands)

					Total
			Additional		Whiting
	Common Stock		Paid-in	Accumulated	Shareholders'	Noncontrolling	Total
	Shares (1)	Amount	Capital	Deficit	Equity	Interest	Equity
BALANCES - January 1, 2017	91,793	$367	$6,389,435	$(1,248,572)	$5,141,230	$7,962	$5,149,192
Net loss	-	-	-	(152,938)	(152,938)	(14)	(152,952)
Receivable for assignment of third party ownership interest in Sustainable Water Resources, LLC	-	-	-	-	-	(7,948)	(7,948)
Restricted stock issued	568	2	(2)	-	-	-	-
Restricted stock forfeited	(227)	(1)	1	-	-	-	-
Restricted stock used for tax withholdings	(101)	-	(4,938)	-	(4,938)	-	(4,938)
Stock-based compensation	-	-	12,753	-	12,753	-	12,753
Cumulative effect of change in accounting principle	-	-	220	(220)	-	-	-
BALANCES - June 30, 2017	92,033	$368	$6,397,469	$(1,401,730)	$4,996,107	$-	$4,996,107

BALANCES - January 1, 2018	92,095	$92	$6,405,490	$(2,486,440)	$3,919,142	$-	$3,919,142
Net income	-	-	-	17,132	17,132	-	17,132
Restricted stock issued	451	-	-	-	-	-	-
Restricted stock forfeited	(256)	-	-	-	-	-	-
Restricted stock used for tax withholdings	(105)	-	(3,104)	-	(3,104)	-	(3,104)
Stock-based compensation	-	-	6,096	-	6,096	-	6,096
BALANCES - June 30, 2018	92,185	$92	$6,408,482	$(2,469,308)	$3,939,266	$-	$3,939,266

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

Adopted and Recently Issued Accounting Pronouncements—In May 2014, the FASB issued Accounting Standards Update No. 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09”).  The FASB subsequently issued various ASUs which provided additional implementation guidance, and these ASUs collectively make up FASB ASC Topic 606 – Revenue from Contracts with Customers (“ASC 606”).  The objective of ASC 606 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards.  ASC 606 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The standard permits retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented or (ii) recognition of a cumulative-effect adjustment as of the date of initial application.  The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective approach.  The adoption did not have an impact on the Company’s net income or cash flows, and the Company did not record a cumulative-effect adjustment to retained earnings as a result.  However, the adoption did result in changes to the classification of certain fees incurred under pipeline gathering and transportation agreements and gas processing agreements, as well as certain costs attributable to non-operated properties, which led to an overall decrease in total revenues with a corresponding decrease in lease operating expenses under the new standard.  Refer to the “Revenue Recognition” footnote for further information on the Company’s implementation of this standard.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”).  The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  The FASB subsequently issued various ASUs which provided additional implementation guidance.  ASU 2016-02 and its amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The standard permits retrospective application through recognition of a cumulative-effect adjustment at the beginning of either the earliest reporting period presented or the period of adoption.  The Company plans to recognize a cumulative-effect adjustment as of the beginning of the period of adoption.  Early adoption is permitted.  The Company is in the process of implementing a lease accounting software and is currently evaluating the effect of adopting ASU 2016‑02 on its financial statements, accounting policies, and internal controls. The adoption is primarily expected to result in an increase in the assets and liabilities recorded on its consolidated balance sheet and additional disclosures.  The Company does not expect a material impact to its consolidated statement of operations.  As of June 30, 2018, the Company had approximately $72 million of contractual obligations related to its non-cancelable leases, drilling rig contracts and pipeline transportation agreements, and it will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under this standard.

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

2.           OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Proved leasehold costs	$2,628,214	$2,622,576
Unproved leasehold costs	129,729	137,694
Costs of completed wells and facilities	8,655,255	8,288,591
Wells and facilities in progress	254,704	244,789
Total oil and gas properties, successful efforts method	11,667,902	11,293,650
Accumulated depletion	(4,558,292)	(4,185,301)
Oil and gas properties, net	$7,109,610	$7,108,349

3.           ACQUISITIONS AND DIVESTITURES

2018 Acquisitions and Divestitures

There were no significant acquisitions or divestitures during the six months ended June 30, 2018.

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

There were no significant acquisitions during the year ended December 31, 2017.

4.           LONG-TERM DEBT

Long-term debt, including the current portion, consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
5.0% Senior Notes due 2019	$-	$961,409
1.25% Convertible Senior Notes due 2020	562,075	562,075
5.75% Senior Notes due 2021	873,609	873,609
6.25% Senior Notes due 2023	408,296	408,296
6.625% Senior Notes due 2026	1,000,000	1,000,000
Total principal	2,843,980	3,805,389
Unamortized debt discounts and premiums	(40,123)	(50,945)
Unamortized debt issuance costs on notes	(25,625)	(31,015)
Total debt	2,778,232	3,723,429
Less current portion of long-term debt	-	(958,713)
Total long-term debt	$2,778,232	$2,764,716

Credit Agreement

Whiting Oil and Gas, the Company’s wholly owned subsidiary, has a credit agreement with a syndicate of banks that as of June 30, 2018 had a borrowing base of $2.4 billion and aggregate commitments of $1.75 billion.  As of June 30, 2018, the Company had no borrowings outstanding under the credit agreement with $1.75 billion of available borrowing capacity, which was net of $2 million in letters of credit outstanding.  On April 12, 2018, Whiting Oil and Gas entered into a Seventh Amended and Restated Credit Agreement, which replaced its existing credit agreement on that date.  This amended credit agreement, among other things, (i) increased the borrowing base under the facility from $2.3 billion to $2.4 billion, (ii) reduced the aggregate commitments from $2.3 billion to $1.75 billion, (iii) extended the principal repayment date from December 2019 to April 2023, (iv) decreased the applicable margin based on the borrowing base utilization percentage by 50 basis points per annum, (v) decreased the commitment fee to 37.5 basis points per annum for certain ratios of outstanding borrowings to the borrowing base as shown in the table below, (vi) modified certain financial covenants as discussed below, and (vii) removed the ability of the Company and certain of its subsidiaries to issue second lien indebtedness of up to $1.0 billion.

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

A portion of the revolving credit facility in an aggregate amount not to exceed $50 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.  As of June 30, 2018, $48 million was available for additional letters of credit under the agreement.

The credit agreement provides for interest only payments until maturity, when the credit agreement expires and all outstanding borrowings are due.  Interest under the credit agreement accrues at the Company’s option at either (i) a base rate for a base rate loan plus the margin in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR rate plus 1.0% per annum, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus the margin in the table below.  Additionally, the Company also incurs commitment fees as set forth in the table below on the unused portion of the aggregate commitments of the lenders under the credit agreement, which are included as a component of interest expense.

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

The credit agreement contains restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  Except for limited exceptions, the credit agreement also restricts the Company’s ability to make any dividend payments or distributions on its common stock.  These restrictions apply to all of the Company’s restricted subsidiaries (as defined in the credit agreement).  As of June 30, 2018, there were no retained earnings free from restrictions.  The credit agreement requires the Company, as of the last day of any quarter, to maintain the following ratios (as defined in the credit agreement): (i) a consolidated current assets to consolidated current liabilities ratio (which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0 and (ii) a total debt to last four quarters’ EBITDAX ratio of not greater than 4.0 to 1.0.  The Company was in compliance with its covenants under the credit agreement as of June 30, 2018.

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

Senior Notes, Convertible Senior Notes and Senior Subordinated Notes

The following table summarizes the material terms of the Company’s senior notes and convertible senior notes outstanding at June 30, 2018:

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

For the remaining $562 million aggregate principal amount of 2020 Convertible Senior Notes outstanding as of June 30, 2018, the Company has the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at its election.  The Company’s intent is to settle the principal amount of the 2020 Convertible Senior Notes in cash upon conversion.  Prior to January 1, 2020, the 2020 Convertible Senior Notes will be convertible at the holder’s option only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2020 Convertible Senior Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.  On or after January 1, 2020, the 2020 Convertible Senior Notes will be convertible at any time until the second scheduled trading day immediately preceding the April 1, 2020 maturity date of the notes.  The notes will be convertible at a current conversion rate of 6.4102 shares of Whiting’s common stock per $1,000 principal amount of the notes, which is equivalent to a current conversion price of approximately $156.00.  The conversion rate will be subject to adjustment in some events.  In addition, following certain corporate events that occur prior to the maturity date, the Company will increase, in certain circumstances, the conversion rate for a holder who elects to convert its 2020 Convertible Senior Notes in connection with such corporate event.  As of June 30, 2018, none of the contingent conditions allowing holders of the 2020 Convertible Senior Notes to convert these notes had been met.

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

The 2020 Convertible Senior Notes consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Liability component
Principal	$562,075	$562,075
Less: unamortized note discount	(40,740)	(51,666)
Less: unamortized debt issuance costs	(3,262)	(4,178)
Net carrying value	$518,073	$506,231
Equity component (1)	$136,522	$136,522

(1)	Recorded in additional paid-in capital, net of $5 million of issuance costs and $50 million of deferred taxes.

The following table presents the interest expense recognized on the 2020 Convertible Senior Notes related to the stated interest rate and amortization of the debt discount for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest expense on 2020 Convertible Senior Notes	$7,258	$6,958	$14,439	$13,844

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

5.           ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration (including removal of certain onshore and offshore facilities in California) in accordance with applicable local, state and federal laws.  The current portions at June 30, 2018 and December 31, 2017 were $6 million and $5 million, respectively, and have been included in accrued liabilities and other in the consolidated balance sheets.  The following table provides a reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2018 (in thousands):

Asset retirement obligation at January 1, 2018	$134,237
Additional liability incurred	3,341
Revisions to estimated cash flows	1,463
Accretion expense	5,454
Obligations on sold properties	(530)
Liabilities settled	(2,929)
Asset retirement obligation at June 30, 2018	$141,036

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

The table below details the Company’s costless collar and swap derivatives entered into to hedge forecasted crude oil production revenues as of July 1, 2018.

Derivative		Contracted Crude	Weighted Average NYMEX Price
Instrument	Period	Oil Volumes (Bbl)	for Crude Oil (per Bbl)
Three-way collars (1)	Jul - Dec 2018	8,700,000	$37.07 - $47.07 - $57.30
Swaps	Jul - Dec 2018	2,400,000	$61.74
Collars	Jan - Jun 2019	3,600,000	$50.00 - $71.80
	Total	14,700,000

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

Embedded Derivatives—In July 2016, the Company entered into a purchase and sale agreement with the buyer of its North Ward Estes Properties, whereby the buyer agreed to pay Whiting additional proceeds of $100,000 for every $0.01 that, as of June 28, 2018, the average NYMEX crude oil futures contract price for each month from August 2018 through July 2021 is above $50.00/Bbl up to a maximum amount of $100 million.  The Company determined that this NYMEX-linked contingent payment was not clearly and closely related to the host contract, and the Company therefore bifurcated this embedded feature and reflected it at its estimated fair value in the consolidated financial statements.  On July 19, 2017, the buyer paid $35 million to Whiting to settle this NYMEX-linked contingent payment, and accordingly, the embedded derivative’s fair value was zero as of December 31, 2017 and June 30, 2018.

Derivative Instrument Reporting—All derivative instruments are recorded in the consolidated financial statements at fair value, other than derivative instruments that meet the “normal purchase normal sale” exclusion or other derivative scope exceptions.  The following tables summarize the effects of derivative instruments on the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

		(Gain) Loss Recognized in Income
Not Designated as	Statement of Operations	Three Months Ended June 30,
ASC 815 Hedges	Classification	2018	2017
Commodity contracts	Derivative (gain) loss, net	$103,483	$(25,646)
Embedded derivatives	Derivative (gain) loss, net	-	5,483
Total		$103,483	$(20,163)

		(Gain) Loss Recognized in Income
Not Designated as	Statement of Operations	Six Months Ended June 30,
ASC 815 Hedges	Classification	2018	2017
Commodity contracts	Derivative (gain) loss, net	$156,147	$(2,295)
Embedded derivatives	Derivative (gain) loss, net	-	18,709
Total		$156,147	$16,414

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

		June 30, 2018 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Prepaid expenses and other	$4,032	$(4,032)	$-
Total derivative assets		$4,032	$(4,032)	$-
Derivative liabilities
Commodity contracts - current	Derivative liabilities	$153,452	$(4,032)	$149,420
Total derivative liabilities		$153,452	$(4,032)	$149,420

		December 31, 2017 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Prepaid expenses and other	$9,829	$(9,829)	$-
Total derivative assets		$9,829	$(9,829)	$-
Derivative liabilities
Commodity contracts - current	Derivative liabilities	$142,354	$(9,829)	$132,525
Total derivative liabilities		$142,354	$(9,829)	$132,525

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

Cash, cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.  The Company’s credit agreement has a recorded value that approximates its fair value since its variable interest rate is tied to current market rates and the applicable margins represent market rates.

The Company’s senior notes are recorded at cost and the Company’s convertible senior notes are recorded at fair value at the date of issuance.  The following table summarizes the fair values and carrying values of these instruments as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
5.0% Senior Notes due 2019	$-	$-	$985,444	$958,713
1.25% Convertible Senior Notes due 2020	536,079	518,073	517,109	506,231
5.75% Senior Notes due 2021	892,173	869,905	897,633	869,284
6.25% Senior Notes due 2023	422,586	404,294	418,503	403,940
6.625% Senior Notes due 2026	1,032,500	985,960	1,025,000	985,261
Total	$2,883,338	$2,778,232	$3,843,689	$3,723,429

(1)	Fair values are based on quoted market prices for these debt securities, and such fair values are therefore designated as Level 1 within the valuation hierarchy.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt discounts or premiums.

The Company’s derivative financial instruments are recorded at fair value and include a measure of the Company’s own nonperformance risk or that of its counterparty, as appropriate.  The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

				Total Fair Value
	Level 1	Level 2	Level 3	June 30, 2018
Financial Liabilities
Commodity derivatives – current	$-	$149,420	$-	$149,420
Total financial liabilities	$-	$149,420	$-	$149,420

				Total Fair Value
	Level 1	Level 2	Level 3	December 31, 2017
Financial Liabilities
Commodity derivatives – current	$-	$69,247	$63,278	$132,525
Total financial liabilities	$-	$69,247	$63,278	$132,525

The following methods and assumptions were used to estimate the fair values of the Company’s financial assets and liabilities that are measured on a recurring basis:

Commodity Derivatives.  Commodity derivative instruments consist mainly of costless collars and swaps for crude oil.  The Company’s costless collars and swaps are valued based on an income approach.  Both the option and swap models consider various assumptions, such as quoted forward prices for commodities, time value and volatility factors.  These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy.  The discount rates used in the fair values of these instruments include a measure of either the Company’s or the counterparty’s nonperformance risk, as appropriate.  The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

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

The following table presents a reconciliation of changes in the fair value of financial liabilities designated as Level 3 in the valuation hierarchy for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Fair value liability, beginning of period	$-	$(65,906)	$(63,278)	$(9,214)
Unrealized gains (losses) on commodity derivative contracts included in earnings (1)	-	3,954	2,242	(52,738)
Settlement of commodity derivative contracts	-	-	61,036	-
Transfers into (out of) Level 3	-	-	-	-
Fair value liability, end of period	$-	$(61,952)	$-	$(61,952)

(1)	Included in derivative (gain) loss, net in the consolidated statements of operations.

Non-recurring Fair Value Measurements—The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including proved property.  These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  The Company did not recognize any impairment write-downs with respect to its proved property during the reporting periods presented.

8.           SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

Common Stock—On November 8, 2017 and following approval by the Company’s stockholders of an amendment to its certificate of incorporation to effect a reverse stock split, the Company’s Board of Directors approved a reverse stock split of Whiting’s common stock at a ratio of one-for-four and a reduction in the number of authorized shares of the Company’s common stock from 600,000,000 shares to 225,000,000.  Whiting’s common stock began trading on a split-adjusted basis on November 9, 2017 upon opening of the New York Stock Exchange trading day.  All share and per share amounts in these consolidated financial statements and related notes for periods prior to November 2017 have been retroactively adjusted to reflect the reverse stock split.

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

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Under	Under		Under	Under
	ASC 606	ASC 605	Difference	ASC 606	ASC 605	Difference
OPERATING REVENUES
Oil sales	$482,756	$479,263	$3,493	$936,406	$929,471	$6,935
NGL and natural gas sales	43,647	56,661	(13,014)	105,080	131,300	(26,220)
Oil, NGL and natural gas sales	$526,403	$535,924	$(9,521)	$1,041,486	$1,060,771	$(19,285)
OPERATING EXPENSES
Lease operating expenses	$89,730	$99,251	$(9,521)	$182,302	$201,587	$(19,285)
Total operating expenses	$476,633	$486,154	$(9,521)	$893,525	$912,810	$(19,285)
INCOME FROM OPERATIONS	$49,770	$49,770	$-	$147,961	$147,961	$-

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

Whiting receives payment for product sales from one to three months after delivery.  At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable trade, net in the consolidated balance sheets.  As of January 1, 2018 and June 30, 2018, such receivable balances were $186 and $210 million, respectively.  Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, however, differences have been and are insignificant.  Accordingly, the variable consideration is not constrained.

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

10.         STOCK-BASED COMPENSATION

Equity Incentive Plan—The Company maintains the Whiting Petroleum Corporation 2013 Equity Incentive Plan, as amended and restated (the “2013 Equity Plan”), which replaced the Whiting Petroleum Corporation 2003 Equity Incentive Plan (the “2003 Equity Plan”) and includes the authority to issue 1,375,000 shares of the Company’s common stock.  Upon shareholder approval of the 2013 Equity Plan, the 2003 Equity Plan was terminated.  The 2003 Equity Plan continues to govern awards that were outstanding as of the date of its termination, which remain in effect pursuant to their terms.  Any shares netted or forfeited under the 2003 Equity Plan and any shares forfeited under the 2013 Equity Plan will be available for future issuance under the 2013 Equity Plan.  However, shares netted for tax withholding under the 2013 Equity Plan will be cancelled and will not be available for future issuance.  Under the 2013 Equity Plan, no employee or officer participant may be granted options for more than 225,000 shares of common stock, stock appreciation rights relating to more than 225,000 shares of common stock, more than 150,000 shares of restricted stock, more than 150,000 restricted stock units, more than 150,000 performance shares, or more than 150,000 performance units during any calendar year.  In addition, no non-employee director participant may be granted options for more than 25,000 shares of common stock, stock appreciation rights relating to more than 25,000 shares of common stock, more than 25,000 shares of restricted stock, or more than 25,000 restricted stock units during any calendar year.  As of June 30, 2018, 944,167 shares of common stock remained available for grant under the 2013 Equity Plan.

Restricted Stock Awards, Restricted Stock Units and Performance Shares—The Company grants service-based restricted stock awards and restricted stock units to executive officers and employees, which generally vest ratably over a three-year service period.  The Company also grants service-based restricted stock awards to directors, which generally vest over a one-year service period.  In addition, the Company grants performance share awards to executive officers that are subject to market-based vesting criteria as well as a three-year service period.  The Company accounts for forfeitures of awards granted under these plans as they occur in determining compensation expense.  The Company recognizes compensation expense for all awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and compensation expense is not reversed if vesting does not actually occur.

During the six months ended June 30, 2018 and 2017, 234,949 and 409,233 shares, respectively, of service-based restricted stock awards were granted to employees, executive officers and directors under the 2013 Equity Plan.  The Company determines compensation expense for these share-settled awards using their fair value at the grant date, which is based on the closing bid price of the Company’s common stock on such date.  The weighted average grant date fair value of restricted stock awards was $31.92 per share and $45.52 per share for the six months ended June 30, 2018 and 2017, respectively.

During the six months ended June 30, 2018, 308,432 shares of service-based restricted stock units were granted to employees under the 2013 Equity Plan.  These awards will be settled in cash and are recorded as a liability in the consolidated balance sheets.  The Company determines compensation expense for cash-settled restricted stock units using the fair value at the end of each reporting period, which is based on the closing bid price of the Company’s common stock on such date.

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

The following table shows a summary of the Company’s restricted stock award (“RSA”) and performance share activity for the six months ended June 30, 2018:

	Number of Awards		Weighted Average
	Service-Based	Market-Based	Grant Date
	RSAs	Performance Awards	Fair Value
Nonvested awards, January 1	898,421	497,527	$45.55
Granted	234,949	215,898	29.70
Vested	(373,375)	-	44.90
Forfeited	(85,632)	(170,110)	72.81
Nonvested awards, June 30	674,363	543,315	$34.73

Stock Options—There was no significant stock option activity during the six months ended June 30, 2018 and 2017.

Total stock compensation expense recognized for restricted stock and stock options was $5 million and $7 million for the three months ended June 30, 2018 and 2017, respectively, and $12 million and $13 million for the six months ended June 30, 2018 and 2017, respectively.

11.         INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three and six months ended June 30, 2018 and 2017 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% and 35%, respectively, to pre-tax income primarily because (i) for the three and six months ended June 30, 2017, state income taxes and estimated permanent differences increased and decreased, respectively, the expected tax benefit for the period and (ii) for the three and six months ended June 30, 2018, a full valuation allowance was in effect, which reduced the Company’s net tax expense to zero.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the Company’s deferred tax assets will not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and projected future taxable income and results of operations.  If the Company concludes that it is more likely than not that some portion, or all, of its deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance.  At December 31, 2017, the Company recorded a full valuation allowance on its net deferred tax assets.  The Company assesses the appropriateness of its valuation allowance on a quarterly basis.  As of June 30, 2018, there was no change in the Company’s assessment of the realizability of its deferred tax assets, and the full valuation allowance remains in effect.

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

The TCJA implemented mandatory repatriation of previously untaxed foreign earnings of specified foreign corporations.  The Company has estimated that it has no untaxed foreign-sourced earnings and profits from a specified foreign corporation, and accordingly, no provisional amount was recorded as of June 30, 2018 or December 31, 2017.  The Company expects to complete its accounting for this element of the TCJA within the prescribed measurement period.

The Company’s accounting for the following elements of the TCJA is incomplete, however the Company expects to complete its accounting within the prescribed measurement period: (i) ability to capitalize and amortize intangible drilling costs under IRC Section 59(e) and (ii) interest deduction limitations under IRC Section 163(j).  Reasonable estimates of the impact to the Company’s financial statements could not be made, and accordingly, no adjustments were recorded to the financial statements as of June 30, 2018 or December 31, 2017.  The Company will assess the impact of these sections of the TCJA on its financial statements as further clarification and guidance is issued by regulatory authorities.

12.        EARNINGS PER SHARE

The reconciliations between basic and diluted earnings (loss) per share are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic Earnings (Loss) Per Share (1)
Net income (loss) attributable to common shareholders	$2,120	$(65,981)	$17,132	$(152,938)
Weighted average shares outstanding, basic	90,940	90,684	90,916	90,668
Earnings (loss) per common share, basic	$0.02	$(0.73)	$0.19	$(1.69)
Diluted Earnings (Loss) Per Share (1)
Net income (loss) attributable to common shareholders	$2,120	$(65,981)	$17,132	$(152,938)
Weighted average shares outstanding, basic	90,940	90,684	90,916	90,668
Restricted stock awards, performance share awards and stock options	929	-	905	-
Weighted average shares outstanding, diluted	91,869	90,684	91,821	90,668
Earnings (loss) per common share, diluted	$0.02	$(0.73)	$0.19	$(1.69)

(1)

All share and per share amounts have been retroactively adjusted for the 2017 periods to reflect the Company’s one-for-four reverse stock split in November 2017, as described in Note 8 to these condensed consolidated financial statements.

During the three months ended June 30, 2018, the diluted earnings per share calculation excludes the effect of 112,574 common shares for stock options that were out-of-the-money as of June 30, 2018.

During the three months ended June 30, 2017, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes the anti-dilutive effect of 194,193 shares of service-based restricted stock awards and 1,101 stock options.  In addition, the diluted earnings per share calculation for the three months ended June 30, 2017 excludes the effect of 126,764 common shares for stock options that were out-of-the-money and 343,299 shares of performance share awards that did not meet the market-based vesting criteria as of June 30, 2017.

During the six months ended June 30, 2018, the diluted earnings per share calculation excludes the effect of 116,552 common shares for stock options that were out-of-the-money.

During the six months ended June 30, 2017, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes the anti-dilutive effect of 451,213 shares of service-based restricted stock and 1,170 stock options.  In addition, the diluted earnings per share calculation for the six months ended June 30, 2017 excludes the effect of 126,764 common shares for stock options that were out-of-the-money and 350,265 shares of performance share awards that did not meet the market-based vesting criteria as of June 30, 2017.

Refer to the “Stock-Based Compensation” footnote for further information on the Company’s restricted stock awards, performance share awards and stock options.

As discussed in the “Long-Term Debt” footnote, the Company has the option to settle conversions of the 2020 Convertible Senior Notes with cash, shares of common stock or any combination thereof.  Based on the current conversion price, the entire outstanding principal amount of the 2020 Convertible Senior Notes as of June 30, 2018 would be convertible into approximately 3.6 million shares of the Company’s common stock.  However, the Company’s intent is to settle the principal amount of the notes in cash upon conversion.  As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the notes (the “conversion spread”) is considered in the diluted earnings per share computation under the treasury stock method.  As of June 30, 2018 and 2017, the conversion value did not exceed the principal amount of the notes.  Accordingly, there was no impact to diluted earnings per share or the related disclosures for those periods.

13.           SUBSEQUENT EVENT

On July 31, 2018, the Company completed the acquisition of approximately 54,800 net acres in the Williston Basin, including interests in 117 producing oil and gas wells and undeveloped acreage located in Richland County, Montana and McKenzie County, North Dakota for an aggregate purchase price of $130 million (before closing adjustments).  Upon executing the purchase agreement, the Company tendered a $13 million deposit that was held in escrow as of June 30, 2018 and is reflected in prepaid expenses and other in the consolidated balance sheets.

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

Overview

We are an independent oil and gas company engaged in development, production, acquisition and exploration activities primarily in the Rocky Mountains region of the United States.  Our current operations and capital programs are focused on organic drilling opportunities and on the development of previously acquired properties, specifically on projects that we believe provide the greatest potential for repeatable success and production growth, while selectively pursuing acquisitions that complement our existing core properties, such as the asset acquisition discussed below under “Acquisition and Divestiture Highlights”.  During 2017, we focused our drilling activity on projects that provide the highest rate of return, while closely aligning our capital spending with cash flows generated from operations.  During 2018, we continue to focus on high-return projects in our asset portfolio that will add production and reserves while generating free cash flows from operations.  In addition, we continually evaluate our property portfolio and sell properties when we believe that the sales price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own, such as the asset sales discussed in the “Acquisitions and Divestitures” footnote in the notes to condensed consolidated financial statements. We concluded our review of options to monetize our Redtail field assets and have currently elected to retain such assets.

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

	2016				2017				2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude oil	$33.51	$45.60	$44.94	$49.33	$51.86	$48.29	$48.19	$55.39	$62.89	$67.90
Natural gas	$2.06	$1.98	$2.93	$2.98	$3.07	$3.09	$2.89	$2.87	$3.13	$2.77

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

2018 Highlights and Future Considerations

Operational Highlights

Northern Rocky Mountains – Williston Basin

Our properties in the Williston Basin of North Dakota and Montana target the Bakken and Three Forks formations.  Net production from the Williston Basin averaged 103.5 MBOE/d for the second quarter of 2018, representing a slight increase from 103.1 MBOE/d in the first quarter of 2018.  Across our acreage in the Williston Basin, we have implemented new completion designs which utilize cemented liners, plug-and-perf technology, new diversion technology and both hybrid and slickwater fracture stimulation methods.  We are creating custom completion designs for each well utilizing the optimum proppant, fluid and frac stages to increase our return on investment.  As of June 30, 2018, we had five rigs active in the Williston Basin.  We drilled 33 wells and put 22 wells on production in this area during the second quarter of 2018.

Central Rocky Mountains – Denver-Julesburg Basin

Our Redtail field in the Denver-Julesburg Basin (“DJ Basin”) in Weld County, Colorado targets the Niobrara and Codell/Fort Hays formations.  Net production from the Redtail field averaged 22.0 MBOE/d in the second quarter of 2018, representing a 6% decrease from 23.3 MBOE/d in the first quarter of 2018.  We have established production in the Niobrara “A”, “B” and “C” zones and the Codell/Fort Hays formations.  During 2017, we completed and brought on production a significant portion of our drilled uncompleted well inventory (“DUCs”) from yearend 2016.  During the fourth quarter of 2017, based on the recent and comparative well performance results of the DJ Basin to the Williston Basin, our management decided to concentrate development activities during 2018 in the Williston Basin. We completed 22 DUCs in our Redtail field during the first half of 2018 and plan to cease additional development activity in this area for the remainder of 2018.

Our Redtail gas plant processes the associated gas produced from our wells in this area, and has a current inlet capacity of 50 MMcf/d.  As of June 30, 2018, the plant was processing over 35 MMcf/d.

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

Acquisition and Divestiture Highlights

On July 31, 2018, we completed the acquisition of approximately 54,800 net acres in the Williston Basin, including interests in 117 producing oil and gas wells and undeveloped acreage located in Richland County, Montana and McKenzie County, North Dakota for an aggregate purchase price of $130 million (before closing adjustments).

Results of Operations

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended
	June 30,
	2018	2017
Net production
Oil (MMBbl)	15.5	14.2
NGLs (MMBbl)	3.7	3.3
Natural gas (Bcf)	22.6	20.0
Total production (MMBOE)	22.9	20.8
Net sales (in millions)
Oil (1)	$936.4	$597.7
NGLs	71.5	45.8
Natural gas	33.6	39.3
Total oil, NGL and natural gas sales	$1,041.5	$682.8
Average sales prices
Oil (per Bbl) (1)	$60.61	$42.07
Effect of oil hedges on average price (per Bbl)	(5.07)	0.43
Oil net of hedging (per Bbl)	$55.54	$42.50
Weighted average NYMEX price (per Bbl) (2)	$65.41	$50.14
NGLs (per Bbl)	$19.34	$14.02
Natural gas (per Mcf)	$1.48	$1.96
Weighted average NYMEX price (per MMBtu) (2)	$2.95	$3.07
Costs and expenses (per BOE)
Lease operating expenses	$7.95	$8.49
Production taxes	$3.54	$2.84
Depreciation, depletion and amortization	$16.90	$22.12
General and administrative	$2.75	$3.01

(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue increased $359 million to $1,042 million when comparing the first half of 2018 to the same period in 2017.  Sales revenue is a function of oil, NGL and gas volumes sold and average commodity prices realized.  Our oil, NGL and natural gas sales volumes increased 9%, 13% and 13%, respectively, between periods.  The oil volume increase between periods was primarily attributable to new wells drilled and completed in the Williston Basin and DJ Basin which added 4,430 MBbl and 2,400 MBbl, respectively, of oil production during the first half of 2018 as compared to the first half of 2017.  These increases were partially offset by normal field production decline across several of our areas, as well as 2017 property divestitures which negatively impacted oil production in the first half of 2018 by 1,340 MBbl.  The NGL volume increase between periods generally relates to new wells drilled and completed in the Williston Basin and DJ Basin over the last twelve months, as well as additional volumes processed as more wells were connected to gas processing plants in the Williston Basin in an effort to increase our overall gas capture rate in this area and reduce flared volumes.  Many of the new Williston Basin wells are in areas with higher gas-to-oil production ratios than previously drilled areas.  These NGL volume increases were partially offset by normal field production decline across several of our areas.  The gas volume increase between periods was primarily due to new wells drilled and completed at our Williston Basin and DJ Basin properties which resulted in 5,735 MMcf and 2,770 MMcf, respectively, of additional gas volumes during the first half of 2018 as compared to the first half of 2017.  These increases were partially offset by normal field production decline across several of our areas, as well as 2017 property divestitures which negatively impacted gas production in the first half of 2018 by 240 MMcf.

In addition to the above production-related increases in net revenue, there were also increases in the average sales price realized for oil and NGLs in the first half of 2018 compared to 2017.  Our average price for oil (before the effects of hedging) increased 44% and our average price for NGLs increased 38%, while our average price for natural gas decreased 24% between periods.  Our average sales price realized for oil is impacted by deficiency payments we were making under two physical delivery contracts at our Redtail field due to our inability to meet the minimum volume commitments under these contracts.  During the six months ended June 30, 2018 and 2017, our total average sales price realized for oil was $1.10 per Bbl and $2.46 per Bbl lower, respectively, as a result of these deficiency payments.  On February 1, 2018, we paid $61 million to the counterparty to one of these Redtail delivery contracts to settle all future minimum volume commitments under the agreement.  The remaining agreement will continue to negatively impact the price we receive for oil from our Redtail field through April 2020, when the contract terminates.  Our average sales price for oil was further impacted by the adoption of FASB ASC Topic 606 – Revenue from Contracts with Customers (“ASC 606”), which resulted in an increase of $0.45 per Bbl for the six months ended June 30, 2018.  In addition, the adoption of ASC 606 negatively impacted our average sales price for NGLs and natural gas by $3.16 per Bbl and $0.64 per Mcf, respectively, for the six months ended June 30, 2018.  Refer to the “Revenue Recognition” footnote in the condensed consolidated financial statements for more information on the impact of this new standard.

Lease Operating Expenses.  Our lease operating expenses (“LOE”) during the first half of 2018 were $182 million, a $6 million increase over the same period in 2017.  This increase was primarily due to new wells put on production in the Williston Basin and the DJ Basin during 2018, largely offset by the impact of adopting ASC 606 effective January 1, 2018, which reduced LOE by $19 million during the six months ended June 30, 2018, as well as the elimination of $17 million of LOE attributable to properties that we divested during 2017.  Refer to the “Revenue Recognition” footnote in the condensed consolidated financial statements for more information on the impact of ASC 606.

Our lease operating expenses on a BOE basis, however, decreased when comparing the first half of 2018 to the same 2017 period.  LOE per BOE amounted to $7.95 during the first half of 2018, which represents a decrease of $0.54 per BOE (or 6%) from the first half of 2017.  This decrease was mainly due to higher overall production volumes between periods, partially offset by the overall increase in LOE expense discussed above.

Production Taxes.  Our production taxes during the first half of 2018 were $81 million, a $22 million increase over the same period in 2017, which increase was primarily due to higher sales revenue between periods.  Our production taxes, however, are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis was 7.8% and 8.7% for the first half of 2018 and 2017, respectively.  Our production tax rate of 7.8% for the first half of 2018 was less than the rate for the same period in 2017 due to successful wells completed during the past twelve months in Colorado, which has a 5% tax rate, as well as severance tax refunds received during the first half of 2018.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization (“DD&A”) expense decreased $73 million in 2018 as compared to the first half of 2017.  The components of our DD&A expense were as follows (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Depletion	$378,616	$449,598
Depreciation	3,143	3,735
Accretion of asset retirement obligations	5,454	7,109
Total	$387,213	$460,442

DD&A decreased between periods primarily due to $71 million in lower depletion expense, consisting of a $106 million decrease related to a lower depletion rate between periods, partially offset by a $35 million increase due to higher overall production volumes during the first half of 2018.  On a BOE basis, our overall DD&A rate of $16.90 for the first half of 2018 was 24% lower than the rate of $22.12 for the same period in 2017.  The primary factors contributing to this lower DD&A rate were (i) impairment write-downs on proved oil and gas properties recognized in the fourth quarter of 2017, (ii) an increase to proved developed reserves over the last twelve months (excluding the effect of divestitures) and (iii) the impact of property divestitures over the past twelve months.

Exploration and Impairment Costs.  Our exploration and impairment costs decreased $18 million for the first half of 2018 as compared to the same period in 2017.  The components of our exploration and impairment expense were as follows (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Exploration	$9,671	$12,490
Impairment	18,310	33,646
Total	$27,981	$46,136

Impairment expense for the first half of 2018 and 2017 primarily related to the amortization of leasehold costs associated with individually insignificant unproved properties. The decrease of $15 million between periods primarily relates to the sale of certain unproved properties during the third quarter of 2017, as well as $12 million of impairment write-downs of undeveloped acreage costs in the fourth quarter of 2017 for leases where we have no future plans to drill.

General and Administrative Expenses.  We report general and administrative (“G&A”) expenses net of third-party reimbursements and internal allocations.  The components of our G&A expenses were as follows (in thousands):

	Six Months Ended
	June 30,
	2018	2017
General and administrative expenses	$112,836	$114,822
Reimbursements and allocations	(49,755)	(52,262)
General and administrative expenses, net	$63,081	$62,560

G&A expense, net increased slightly when comparing the first half of 2018 to the same 2017 period, however, our G&A expenses on a BOE basis decreased between periods. G&A expense per BOE amounted to $2.75 during the first half of 2018, which represents a decrease of $0.26 per BOE (or 9%) from the first half of 2017. This decrease was mainly due to higher overall production volumes between periods.

Derivative (Gain) Loss, Net.  Our commodity derivative contracts and embedded derivatives are marked to market each quarter with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment to or from the counterparty.  Derivative (gain) loss, net amounted to a loss of $156 million for the six months ended June 30, 2018, which consisted of a $158 million loss on our costless collar and swap commodity derivative contracts resulting from the significant upward shift in the futures curve of forecasted commodity prices (“forward price curve”) for crude oil from January 1, 2018 (or the 2018 date on which new contracts were entered into) to June 30, 2018, partially offset by a $2 million fair value gain on our long-term crude oil sales and delivery contract.  Derivative (gain) loss, net amounted to a loss of $16 million for the six months ended June 30, 2017, which consisted of a $53 million fair value loss on our long-term crude oil sales and delivery contract and a $19 million fair value loss on embedded derivatives, partially offset by a $55 million gain on our costless collar commodity derivative contracts resulting from the less significant downward shift in the same forward price curve from January 1, 2017 (or the 2017 date on which prior year contracts were entered into) to June 30, 2017.

Refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, for a list of our outstanding commodity derivative contracts as of July 1, 2018.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Notes	$77,852	$66,964
Amortization of debt issue costs, discounts and premiums	15,342	15,222
Credit agreement	7,306	13,085
Other	730	677
Total	$101,230	$95,948

The increase in interest expense of $5 million between periods was mainly attributable to higher interest costs incurred on our notes during the first half of 2018 as compared to the first half of 2017.  The $11 million increase in note interest was primarily due to $33 million of interest incurred on the 2026 Senior Notes issued in December 2017, partially offset by a $22 million reduction in interest related to the redemption of the 2019 Notes in January 2018. Refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements for more information on these debt transactions. The increase in note interest was partially offset by a $6 million decrease in interest incurred on the credit agreement between periods due to a lower average outstanding balance.  Our weighted average borrowings outstanding during the first half of 2018 were $123 million compared to $483 million during the first half of 2017.

Our weighted average debt outstanding during the first half of 2018 was $3.1 billion versus $3.3 billion for the first half of 2017.  Our weighted average effective cash interest rate was 5.5% during the first half of 2018 compared to 4.8% for the first half of 2017.

Loss on Extinguishment of Debt.  During the first half of 2018, we redeemed all of the remaining $961 million aggregate principal amount of 2019 Senior Notes and recognized a $31 million loss on extinguishment of debt.  During the first half of 2017, we redeemed all of the remaining $275 million aggregate principal amount of 2018 Senior Subordinated Notes and recognized a $2 million loss on extinguishment of debt.  Refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements for more information on these debt transactions.

Income Tax Benefit.  As of December 31, 2017, we recorded a full valuation allowance on our deferred tax assets.  Accordingly, we did not recognize any income tax expense or benefit during the first half of 2018, as compared to an income tax benefit of $78 million for the first half of 2017.

Our overall effective tax rate of 33.7% for the first half of 2017 was lower than the U.S. statutory income tax rate in effect during 2017 primarily due to the impact of performance share awards that were canceled during the period after not meeting their market-based vesting criteria.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months Ended
	June 30,
	2018	2017
Net production
Oil (MMBbl)	7.7	6.9
NGLs (MMBbl)	1.9	1.6
Natural gas (Bcf)	11.3	10.2
Total production (MMBOE)	11.5	10.3
Net sales (in millions)
Oil (1)	$482.8	$277.3
NGLs	28.7	17.1
Natural gas	14.9	17.1
Total oil, NGL and natural gas sales	$526.4	$311.5
Average sales prices
Oil (per Bbl) (1)	$62.61	$40.12
Effect of oil hedges on average price (per Bbl)	(6.92)	0.66
Oil net of hedging (per Bbl)	$55.69	$40.78
Weighted average NYMEX price (per Bbl) (2)	$67.91	$48.32
NGLs (per Bbl)	$15.26	$10.41
Natural gas (per Mcf)	$1.32	$1.68
Weighted average NYMEX price (per MMBtu) (2)	$2.77	$3.09
Cost and expenses (per BOE)
Lease operating expenses	$7.81	$8.41
Production taxes	$3.77	$2.64
Depreciation, depletion and amortization	$17.36	$21.46
General and administrative	$2.75	$3.12

(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue increased $215 million to $526 million when comparing the second quarter of 2018 to the same period in 2017.  Sales revenue is a function of oil, NGL and gas volumes sold and average commodity prices realized.  Our oil, NGL and natural gas sales volumes increased 12%, 14% and 12%, respectively, between periods.  The oil volume increase between periods was primarily attributable to new wells drilled and completed in the Williston Basin and DJ Basin which added 2,470 MBbl and 1,090 MBbl, respectively, of oil production during the second quarter of 2018 as compared to the second quarter of 2017.  These increases were partially offset by normal field production decline across several of our areas, as well as 2017 property divestitures which negatively impacted oil production in the second quarter of 2018 by 655 MBbl.  The NGL volume increase between periods generally relates to new wells drilled and completed in the Williston Basin and DJ Basin over the last twelve months, as well as additional volumes processed as more wells were connected to gas processing plants in the Williston Basin in an effort to increase our overall gas capture rate in this area and reduce flared volumes.  Many of the new Williston Basin wells are in areas with higher gas-to-oil production ratios than previously drilled areas.  These NGL volume increases were partially offset by normal field production decline across several of our areas.  The gas volume increase between periods was primarily due to new wells drilled and completed at our Williston Basin and DJ Basin properties which resulted in 2,955 MMcf and 1,510 MMcf, respectively, of additional gas volumes during the second quarter of 2018 as compared to the second quarter of 2017.  These increases were partially offset by normal field production decline across several of our areas, as well as 2017 property divestitures which negatively impacted gas production in the second quarter of 2018 by 125 MMcf.

In addition to the above production-related increases in net revenue, there were also increases in the average sales price realized for oil and NGLs in the second quarter of 2018 compared to 2017.  Our average price for oil (before the effects of hedging) increased 56% and our average price for NGLs increased 47% between periods, while our average price for natural gas decreased 21% between periods.  Our average sales price realized for oil is impacted by deficiency payments we were making under two physical delivery contracts at our Redtail field due to our inability to meet the minimum volume commitments under these contracts.  During the three months ended

June 30, 2018 and 2017, our total average sales price realized for oil was $1.10 per Bbl and $2.72 per Bbl lower, respectively, as a result of these deficiency payments.  On February 1, 2018, we paid $61 million to the counterparty to one of these Redtail delivery contracts to settle all future minimum volume commitments under the agreement.  The remaining agreement will continue to negatively impact the price we receive for oil from our Redtail field through April 2020, when the contract terminates.  Our average sales price for oil was further impacted by the adoption of ASC 606, which resulted in an increase of $0.45 per Bbl for the three months ended June 30, 2018.  In addition, the adoption of ASC 606 negatively impacted our average sales price for NGLs and natural gas by $2.76 per Bbl and $0.69 per Mcf, respectively, for the three months ended June 30, 2018.  Refer to the “Revenue Recognition” footnote in the condensed consolidated financial statements for more information on the impact of this new standard.

Lease Operating Expenses.  Our LOE during the second quarter of 2018 were $90 million, a $3 million increase over the same period in 2017.  This increase was primarily due to new wells put on production in the Williston Basin and the DJ Basin during 2018, largely offset by the impact of adopting ASC 606 effective January 1, 2018, which reduced LOE by $10 million during the three months ended June 30, 2018, as well as the elimination of $8 million of LOE attributable to properties that we divested during 2017.  Refer to the “Revenue Recognition” footnote in the condensed consolidated financial statements for more information on the impact of ASC 606.

Our lease operating expenses on a BOE basis, however, decreased when comparing the second quarter of 2018 to the same 2017 period.  LOE per BOE amounted to $7.81 during the second quarter of 2018, which represents a decrease of $0.60 per BOE (or 7%) from the second quarter of 2017.  This decrease was mainly due to higher overall production volumes between periods, partially offset by the overall increase in LOE expense discussed above.

Production Taxes.  Our production taxes during the second quarter of 2018 were $43 million, a $16 million increase over the same period in 2017, which increase was primarily due to higher sales revenue between periods.  Our production taxes, however, are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis was 8.2% and 8.7% for the second quarter of 2018 and 2017, respectively.  Our production tax rate of 8.2% for the second quarter of 2018 was less than the rate for the same period in 2017 due to successful wells completed during the past twelve months in Colorado, which has a 5% tax rate.

Depreciation, Depletion and Amortization.  Our DD&A expense decreased $21 million in 2018 as compared to the second quarter of 2017.  The components of our DD&A expense were as follows (in thousands):

	Three Months Ended
	June 30,
	2018	2017
Depletion	$194,971	$214,566
Depreciation	1,577	1,865
Accretion of asset retirement obligations	2,746	3,604
Total	$199,294	$220,035

DD&A decreased between periods due to $20 million in lower depletion expense, consisting of a $41 million decrease related to a lower depletion rate between periods, partially offset by a $21 million increase due to higher overall production volumes during the second quarter of 2018.  On a BOE basis, our overall DD&A rate of $17.36 for the second quarter of 2018 was 19% lower than the rate of $21.46 for the same period in 2017.  The primary factors contributing to this lower DD&A rate were (i) impairment write-downs on proved oil and gas properties recognized in the fourth quarter of 2017, (ii) an increase to proved developed reserves over the last twelve months (excluding the effect of divestitures) and (iii) the impact of property divestitures over the past twelve months.

Exploration and Impairment Costs.  Our exploration and impairment costs decreased $12 million for the second quarter of 2018 as compared to the same period in 2017.  The components of our exploration and impairment expense were as follows (in thousands):

	Three Months Ended
	June 30,
	2018	2017
Exploration	$4,973	$6,352
Impairment	8,261	18,943
Total	$13,234	$25,295

Impairment expense for the second quarter of 2018 and 2017 primarily related to the amortization of leasehold costs associated with individually insignificant unproved properties.  The decrease of $11 million between periods primarily relates to the sale of certain unproved properties during the third quarter of 2017, as well as $12 million of impairment write-downs of undeveloped acreage costs in the fourth quarter of 2017 for leases where we have no future plans to drill.

General and Administrative Expenses.  We report G&A expenses net of third-party reimbursements and internal allocations.  The components of our G&A expenses were as follows (in thousands):

	Three Months Ended
	June 30,
	2018	2017
General and administrative expenses	$56,367	$57,832
Reimbursements and allocations	(24,766)	(25,889)
General and administrative expenses, net	$31,601	$31,943

G&A expense, net decreased slightly when comparing the second quarter of 2018 to the same 2017 period. General and administrative expenses on a BOE basis also decreased between periods.  G&A expense per BOE amounted to $2.75 during the second quarter of 2018, which represents a decrease of $0.37 per BOE (or 12%) from the second quarter of 2017.  This decrease was mainly due to higher overall production volumes between periods.

Derivative (Gain) Loss, Net.  Our commodity derivative contracts and embedded derivatives are marked to market each quarter with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment to or from the counterparty.  Derivative (gain)  loss, net amounted to a loss of $103 million for the three months ended June 30, 2018 related to our costless collar and swap commodity derivative contracts and resulted from the significant upward shift in the forward price curve for crude oil from April 1, 2018 (or the 2018 date on which new contracts were entered into) to June 30, 2018.  Derivative (gain) loss, net amounted to a gain of $20 million for the three months ended June 30, 2017, which consisted of a $29 million gain on our costless collar commodity derivative contracts resulting from the less significant downward shift in the forward price curve for crude oil from April 1, 2017 (or the 2017 date on which new contracts were entered into) to June 30, 2017, partially offset by a $5 million fair value loss on embedded derivatives and a $4 million fair value loss on our long-term sales and delivery contract.

Refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, for a list of our outstanding commodity derivative contracts as of July 1, 2018.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Three Months Ended
	June 30,
	2018	2017
Notes	$37,257	$32,712
Amortization of debt issue costs, discounts and premiums	7,537	7,617
Credit agreement	3,218	7,272
Other	319	336
Total	$48,331	$47,937

Interest expense increased slightly when comparing the second quarter of 2018 to the same 2017 period. Note interest increased $5 million during the second quarter of 2018 compared to the second quarter of 2017 due to $17 million of interest incurred on the 2026 Senior Notes issued in December 2017, partially offset by a $12 million reduction in interest related to the redemption of the 2019 Notes in January 2018. Refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements for more information on these debt transactions. The increase in note interest was partially offset by a $4 million decrease in interest incurred on the credit agreement between periods due to a lower average outstanding balance.  Our weighted average borrowings outstanding during the second quarter of 2018 were $125 million compared to $568 million for the second quarter of 2017.

Our weighted average debt outstanding during the second quarter of 2018 was $3.0 billion versus $3.4 billion for the second quarter of 2017.  Our weighted average effective cash interest rate was 5.5% during the second quarter of 2018 compared to 4.7% for the second quarter of 2017.

Income Tax Benefit.  As of December 31, 2017, we recorded a full valuation allowance on our deferred tax assets.  Accordingly, we did not recognize any income tax expense or benefit during the second quarter of 2018, as compared to an income tax benefit of $38 million for the second quarter of 2017.

Our overall effective tax rate of 36.7% for the second quarter of 2017 was higher than the U.S. statutory income tax rate in effect during 2017 primarily due to the effects of state taxes and permanent tax differences.

Liquidity and Capital Resources

Overview.  At June 30, 2018, we had $17 million of cash on hand and $3.9 billion of equity, while at December 31, 2017, we had $879 million of cash on hand and $3.9 billion of equity.  Cash on hand at December 31, 2017 consisted of the remaining proceeds from the issuance of our 2026 Senior Notes in December 2017 and was used to redeem the 2019 Notes in January 2018.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility, which we partially mitigate through the use of commodity hedge contracts.  Oil accounted for 67% and 68% of our total production in the first half of 2018 and 2017, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in NGL or natural gas prices.  As of July 1, 2018, we had derivative contracts covering the sale of approximately 71% of our forecasted oil production volumes for the remainder of 2018.  For a list of all of our outstanding derivatives as of July 1, 2018, refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk”.

During the first half of 2018, we generated $543 million of cash provided by operating activities, an increase of $352 million from the same period in 2017.  Cash provided by operating activities increased primarily due to higher crude oil, NGL and natural gas production volumes and higher realized sales prices for oil and NGLs.  These positive factors were partially offset by an increase in cash settlements paid on our derivative contracts, as well as higher production taxes, cash general and administrative expenses, lease operating expenses and cash interest expense during the first half of 2018 as compared to the same period in 2017.  Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on increases and decreases in certain expenses between periods.

During the first half of 2018, cash flows from operating activities and cash on hand were used to finance the redemption of the remaining $961 million of 2019 Senior Notes, including the redemption premium, $379 million of drilling and development expenditures and a $13 million deposit on a property acquisition that closed in July.

Exploration and Development Expenditures.  The following table details our exploration and development expenditures incurred by core area (in thousands):

	Six Months Ended June 30,
	2018	2017
Northern Rocky Mountains	$307,383	$258,560
Central Rocky Mountains	75,781	156,350
Other (1)	7,230	5,558
Total incurred	$390,394	$420,468

(1)	Other primarily includes non-core oil and gas properties located in Colorado, Texas, Utah and Wyoming.

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

Credit Agreement.  Whiting Oil and Gas, our wholly owned subsidiary, has a credit agreement with a syndicate of banks that as of June 30, 2018 had a borrowing base and aggregate commitments of $2.4 billion and $1.75 billion, respectively.  As of June 30, 2018, we had no borrowings outstanding with $1.75 billion of available borrowing capacity, which was net of $2 million in letters of credit outstanding.

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

A portion of the revolving credit facility in an aggregate amount not to exceed $50 million may be used to issue letters of credit, for the account of Whiting Oil and Gas or other designated subsidiaries of ours.  As of June 30, 2018, $48 million was available for additional letters of credit under the agreement.

The credit agreement provides for interest only payments until maturity, when the credit agreement expires and all outstanding borrowings are due.  Interest under the credit agreement accrues at our option at either (i) a base rate for a base rate loan plus the margin in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR rate plus 1.0% per annum, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus the margin in the table below.  Additionally, we also incur commitment fees as set forth in the table below on the unused portion of the aggregate commitments of the lenders under the credit agreement.

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

The credit agreement contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of our lenders.  Except for limited exceptions, the credit agreement also restricts our ability to make any dividend payments or distributions on our common stock.  These restrictions apply to all of our restricted subsidiaries (as defined in the credit agreement).  As of June 30, 2018, the credit agreement required us, as of the last day of any quarter, to maintain the following ratios (as defined in the credit agreement): (i) a consolidated current assets to consolidated current liabilities ratio (which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0 and (ii) a total debt to the last four quarters’ EBITDAX ratio of not greater than 4.0 to 1.0.  We were in compliance with our covenants under the credit agreement as of June 30, 2018.

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

For the remaining $562 million aggregate principal amount of 2020 Convertible Senior Notes outstanding as of June 30, 2018, we have the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at our election.  Our intent is to settle the principal amount of the 2020 Convertible Senior Notes in cash upon conversion.  Prior to January 1, 2020, the 2020 Convertible Senior Notes will be convertible at the holder’s option only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2020 Convertible Senior Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.  On or after January 1, 2020, the 2020 Convertible Senior Notes will be convertible at any time until the second scheduled trading day immediately preceding the April 1, 2020 maturity date of the notes.  The notes will be convertible at a current conversion rate of 6.4102 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to a current conversion price of approximately $156.00.  The conversion rate will be subject to adjustment in some events.  In addition, following certain corporate events that occur prior to the maturity date, we will increase, in certain circumstances, the conversion rate for a holder who elects to convert its 2020 Convertible Senior Notes in connection with such corporate event.  As of June 30, 2018, none of the contingent conditions allowing holders of the 2020 Convertible Senior Notes to convert these notes had been met.

Note Covenants.  The indentures governing the Senior Notes restrict us from incurring additional indebtedness, subject to certain exceptions, unless our fixed charge coverage ratio (as defined in the indentures) is at least 2.0 to 1.  If we were in violation of this covenant, then we may not be able to incur additional indebtedness, including under Whiting Oil and Gas’ credit agreement.  Additionally, these indentures contain restrictive covenants that may limit our ability to, among other things, pay cash dividends, make certain other restricted payments, redeem or repurchase our capital stock, make investments or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of ours and our restricted subsidiaries taken as a whole, and enter into hedging contracts.  These covenants may potentially limit the discretion of our management in certain respects.  We were in compliance with these covenants as of June 30, 2018.  However, a substantial or extended decline in oil, NGL or natural gas prices may adversely affect our ability to comply with these covenants in the future.

Contractual Obligations and Commitments

Schedule of Contractual Obligations.  The following table summarizes our obligations and commitments as of June 30, 2018 to make future payments under certain contracts, aggregated by category of contractual obligation, for the time periods specified below.  This table does not include amounts payable under contracts where we cannot predict with accuracy the amount and timing of such payments, including any amounts we may be obligated to pay under our derivative contracts, as such payments are dependent upon the price of crude oil in effect at the time of settlement, and any penalties that may be incurred for underdelivery under our physical delivery contracts.  For further information on these contracts refer to the “Derivative Financial Instruments” footnote in the notes to consolidated financial statements and “Delivery Commitments” in Item 2 of our Annual Report on Form 10-K for the period ended December 31, 2017.

	Payments due by period
	(in thousands)
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Long-term debt (1)	$2,843,980	$-	$1,435,684	$408,296	$1,000,000
Cash interest expense on debt (2)	800,677	155,673	287,792	189,011	168,201
Asset retirement obligations (3)	141,036	5,522	17,248	11,582	106,684
Water disposal agreement (4)	112,370	19,448	40,635	34,313	17,974
Purchase obligations (5)	19,140	7,656	11,484	-	-
Pipeline transportation agreements (6)	50,410	9,357	19,015	13,242	8,796
Drilling rig contracts (7)	9,355	9,355	-	-	-
Leases (8)	12,218	7,695	4,033	490	-
Total	$3,989,186	$214,706	$1,815,891	$656,934	$1,301,655

(1)	Long-term debt consists of the principal amounts of the Senior Notes and the 2020 Convertible Senior Notes.
(2)

Cash interest expense on the Senior Notes is estimated assuming no principal repayment until the due dates of the instruments.  Cash interest expense on the 2020 Convertible Senior Notes is estimated assuming no principal repayments or conversions prior to maturity.  Commitment fees on the credit agreement are estimated assuming no principal borrowings or repayments through the April 2023 instrument due date.

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

(7)

As of June 30, 2018, we had three drilling rigs under long-term contracts, of which two drilling rigs expire in 2018 and one expires in 2019.  As of June 30, 2018, early termination of these contracts would require termination penalties of $5.0 million, which would be in lieu of paying the remaining drilling commitments under these contracts.  The obligations reported above represent our minimum financial commitments pursuant to the terms of these contracts, however, our actual expenditures under these contracts may exceed the minimum commitments presented above.

(8)

We lease 222,900 square feet of administrative office space in Denver, Colorado under an operating lease arrangement expiring in 2019, 44,500 square feet of office space in Midland, Texas expiring in 2020, and 81,875 square feet of office and warehouse space in North Dakota through 2023. We have sublet the majority of our office space in Midland, Texas to a third party for the remaining lease term.  The offsetting rental income has not been included in the table above.

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

Effects of Inflation and Pricing

As a result of the sustained depressed commodity price environment from 2015 through 2017, we have experienced lower costs due to a decrease in demand for oil field products and services.  Although prices have begun to recover during the first half of 2018, the cost of oil field goods and services has remained relatively consistent with 2017 levels.  The oil and gas industry is very cyclical, and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and not adjust downward in proportion to prices.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, depletion expense, impairment assessments of oil and gas properties and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase in the near term, higher demand in the industry could result in increases in the costs of materials, services and personnel.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The price we receive for our oil and gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Crude oil and natural gas are commodities, and therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand.  Historically, the markets for oil and gas have been volatile, and these markets will likely continue to be volatile in the future.  Based on production for the first half of 2018, our income before income taxes for the six months ended June 30, 2018 would have moved up or down $94 million for each 10% change in oil prices per Bbl, $7 million for each 10% change in NGL prices per Bbl and $3 million for each 10% change in natural gas prices per Mcf.

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

Crude Oil Costless Collars and Swaps.    The collared hedges shown in the table below have the effect of providing a protective floor while allowing us to share in upward pricing movements.  The three-way collars, however, do not provide complete protection against declines in crude oil prices due to the fact that when the market price falls below the sub-floor, the minimum price we would receive would be NYMEX plus the difference between the floor and the sub-floor.  While these hedges are designed to reduce our exposure to price decreases, they also have the effect of limiting the benefit of price increases above the ceiling.  The fair value of these crude oil costless collars at June 30, 2018 was a net liability of $129 million.  A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of June 30, 2018 would cause an increase of $74 million or a decrease of $67 million, respectively, in this fair value liability.

The swap contracts shown in the tables below entitle us to receive settlement from the counterparty in amounts, if any, by which the settlement price for the applicable calculation period is less than the fixed price, or to pay the counterparty if the settlement price for the applicable calculation period is more than the fixed price.  While the fixed-price swaps are designed to decrease our exposure to downward price movements, they also have the effect of limiting the benefit of upward price movements.  The fair value of these swaps at June 30, 2018 was a net liability of $21 million.  A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of June 30, 2018 would cause an increase or decrease, respectively, of $17 million in this fair value liability.

Our outstanding commodity derivative contracts as of July 1, 2018 are summarized below:

Derivative			Monthly Volume	Weighted Average
Instrument	Commodity	Period	(Bbl)	NYMEX Price
				Sub-Floor/Floor/Ceiling
Three-way collars (1)	Crude oil	07/2018 to 09/2018	1,450,000	$37.07/$47.07/$57.30
	Crude oil	10/2018 to 12/2018	1,450,000	$37.07/$47.07/$57.30

				Fixed Price
Swaps	Crude oil	07/2018 to 09/2018	400,000	$61.74
	Crude oil	10/2018 to 12/2018	400,000	$61.74

				Floor/Ceiling
Collars	Crude oil	01/2019 to 03/2019	600,000	$50.00/$71.80
	Crude oil	04/2019 to 06/2019	600,000	$50.00/$71.80

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

Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2018.  Based upon their evaluation of these disclosure controls and procedures, the Chairman, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2018, we entered into a settlement with the Colorado Department of Public Health and Environment (the “CDPHE”) concerning certain equipment used in our Redtail facilities and our compliance with various air permits and applicable federal and state air quality laws and regulations over the control of air pollutant emissions from those facilities.  Under the terms of the settlement agreement, we and the CDPHE agreed that we would pay penalties of $315,000, which were paid in full in June 2018.

Item 1A.   Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2017.  No material change to such risk factors has occurred during the six months ended June 30, 2018.

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
(101)

The following materials from Whiting Petroleum Corporation’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Equity for the Six Months Ended June 30, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of August, 2018.

WHITING PETROLEUM CORPORATION

By	/s/ Bradley J. Holly
Bradley J. Holly
Chairman, President and Chief Executive Officer

By	/s/ Michael J. Stevens
Michael J. Stevens
Senior Vice President and Chief Financial Officer

By	/s/ Sirikka R. Lohoefener
Sirikka R. Lohoefener
Controller and Treasurer