Form 10-Q
period 2019-03-31
WHITING PETROLEUM CORP
filed 2019-05-02
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	WLL	New York Stock Exchange
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)

Number of shares of the registrant’s common stock outstanding at April 24, 2019:  91,279,578 shares.

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

PART I – FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,692	$13,607
Accounts receivable trade, net	278,242	294,468
Derivative assets	5,279	68,342
Prepaid expenses and other	19,823	22,009
Total current assets	305,036	398,426
Property and equipment:
Oil and gas properties, successful efforts method	12,395,177	12,195,659
Other property and equipment	169,834	134,212
Total property and equipment	12,565,011	12,329,871
Less accumulated depreciation, depletion and amortization	(5,190,472)	(5,003,509)
Total property and equipment, net	7,374,539	7,326,362
Deferred income taxes	23,482	-
Other long-term assets	48,738	34,785
TOTAL ASSETS	$7,751,795	$7,759,573
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable trade	$66,575	$42,520
Revenues and royalties payable	195,294	228,284
Accrued capital expenditures	96,615	73,178
Accrued liabilities and other	60,380	69,013
Accrued interest	35,573	55,080
Accrued lease operating expenses	45,025	37,499
Taxes payable	28,335	31,357
Total current liabilities	527,797	536,931
Long-term debt	2,839,402	2,792,321
Asset retirement obligations	136,023	131,544
Operating lease obligations	13,898	-
Deferred income taxes	-	1,373
Other long-term liabilities	32,326	27,088
Total liabilities	3,549,446	3,489,257
Commitments and contingencies
Equity:
Common stock, $0.001 par value, 225,000,000 shares authorized; 91,831,385 issued and 91,279,578 outstanding as of March 31, 2019 and 92,067,216 issued and 91,018,692 outstanding as of December 31, 2018	92	92
Additional paid-in capital	6,415,128	6,414,170
Accumulated deficit	(2,212,871)	(2,143,946)
Total equity	4,202,349	4,270,316
TOTAL LIABILITIES AND EQUITY	$7,751,795	$7,759,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
OPERATING REVENUES
Oil, NGL and natural gas sales	$389,489	$515,083
OPERATING EXPENSES
Lease operating expenses	84,077	80,421
Transportation, gathering, compression and other	9,841	11,471
Production and ad valorem taxes	28,156	37,979
Depreciation, depletion and amortization	198,132	187,919
Exploration and impairment	19,749	15,286
General and administrative	34,974	31,480
Derivative loss, net	62,905	52,664
Loss on sale of properties	23	2,576
Amortization of deferred gain on sale	(2,371)	(2,904)
Total operating expenses	435,486	416,892
INCOME (LOSS) FROM OPERATIONS	(45,997)	98,191
OTHER INCOME (EXPENSE)
Interest expense	(48,099)	(52,899)
Loss on extinguishment of debt	-	(31,160)
Interest income and other	316	880
Total other expense	(47,783)	(83,179)
INCOME (LOSS) BEFORE INCOME TAXES	(93,780)	15,012
INCOME TAX BENEFIT
Deferred	(24,855)	-
Total income tax benefit	(24,855)	-
NET INCOME (LOSS)	$(68,925)	$15,012
INCOME (LOSS) PER COMMON SHARE
Basic	$(0.76)	$0.17
Diluted	$(0.76)	$0.16
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	91,235	90,892
Diluted	91,235	91,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(68,925)	$15,012
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	198,132	187,919
Deferred income tax benefit	(24,855)	-
Amortization of debt issuance costs, debt discount and debt premium	7,818	7,805
Stock-based compensation	4,651	4,563
Amortization of deferred gain on sale	(2,371)	(2,904)
Loss on sale of properties	23	2,576
Oil and gas property impairments	9,843	10,050
Loss on extinguishment of debt	-	31,160
Non-cash derivative loss	64,435	27,827
Payment for settlement of commodity derivative contract	-	(61,036)
Other, net	828	1,764
Changes in current assets and liabilities:
Accounts receivable trade, net	11,775	13,405
Prepaid expenses and other	2,178	(1,675)
Accounts payable trade and accrued liabilities	(19,011)	4,542
Revenues and royalties payable	(32,990)	(9,324)
Taxes payable	(3,022)	1,183
Net cash provided by operating activities	148,509	232,867
CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and development capital expenditures	(188,848)	(172,845)
Acquisition of oil and gas properties	(823)	(3,105)
Other property and equipment	(6,095)	(2,370)
Proceeds from sale of oil and gas properties	299	873
Net cash used in investing activities	(195,467)	(177,447)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit agreement	570,000	450,000
Repayments of borrowings under credit agreement	(530,000)	(360,000)
Redemption of 5.0% Senior Notes due 2019	-	(990,023)
Debt issuance costs	-	(1,157)
Restricted stock used for tax withholdings	(3,693)	(3,104)
Principal payments on finance lease obligations	(1,264)	-
Net cash provided by (used in) financing activities	$35,043	$(904,284)

		(Continued)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(11,915)	$(848,864)
CASH AND CASH EQUIVALENTS
Beginning of period	13,607	879,379
End of period	$1,692	$30,515
NONCASH INVESTING ACTIVITIES
Accrued capital expenditures and accounts payable related to property additions	$123,827	$92,969

The accompanying notes are an integral part of these condensed consolidated financial statements.		(Concluded)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
BALANCES - January 1, 2018	92,095	$92	$6,405,490	$(2,486,440)	$3,919,142
Net income	-	-	-	15,012	15,012
Restricted stock issued	432	-	-	-	-
Restricted stock forfeited	(96)	-	-	-	-
Restricted stock used for tax withholdings	(105)	-	(3,104)	-	(3,104)
Stock-based compensation	-	-	4,563	-	4,563
BALANCES - March 31, 2018	92,326	$92	$6,406,949	$(2,471,428)	$3,935,613

BALANCES - January 1, 2019	92,067	$92	$6,414,170	$(2,143,946)	$4,270,316
Net loss	-	-	-	(68,925)	(68,925)
Restricted stock forfeited	(106)	-	-	-	-
Restricted stock used for tax withholdings	(130)	-	(3,693)	-	(3,693)
Stock-based compensation	-	-	4,651	-	4,651
BALANCES - March 31, 2019	91,831	$92	$6,415,128	$(2,212,871)	$4,202,349

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

Condensed Consolidated Financial Statements—The unaudited condensed consolidated financial statements include the accounts of Whiting Petroleum Corporation and its consolidated subsidiaries.  Investments in entities which give Whiting significant influence, but not control, over the investee are accounted for using the equity method.  Under the equity method, investments are stated at cost plus the Company’s equity in undistributed earnings and losses.  All intercompany balances and transactions have been eliminated upon consolidation.  These financial statements have been prepared in accordance with GAAP and the SEC rules and regulations for interim financial reporting.  In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s interim results.  However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  The condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10‑Q should be read in conjunction with Whiting’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10‑K for the period ended December 31, 2018.  Except as disclosed herein, there have been no material changes to the information disclosed in the notes to consolidated financial statements included in the Company’s 2018 Annual Report on Form 10‑K.

Reclassifications—Certain prior period balances in the condensed consolidated balance sheets have been combined pursuant to Rule 10‑01(a)(2) of Regulation S‑X of the SEC.  Additionally, certain prior period balances in the condensed consolidated statements of operations have been reclassified to conform to the current year presentation.  These include the reclassification of transportation, gathering, compression and other expenses and ad valorem taxes from previously reported lease operating expenses in the condensed consolidated statements of operations.  For all periods presented, transportation, gathering, compression and other expenses are presented as a separate caption and ad valorem taxes are combined with production taxes.  Such reclassifications had no impact on net income, cash flows or shareholders’ equity previously reported.

Adopted and Recently Issued Accounting Pronouncements—In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”).  The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  The FASB subsequently issued various ASUs which provided additional implementation guidance, and these ASUs collectively make up FASB ASC Topic 842 – Leases (“ASC 842”).  ASC 842 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The standard permits retrospective application through recognition of a cumulative-effect adjustment at the beginning of either the earliest reporting period presented or the period of adoption.  The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective method as of the adoption date.  Whiting has completed the assessment of its existing accounting policies and documentation, implementation of lease accounting software and enhancement of its internal controls.  Adoption of the standard resulted in the recognition of additional lease assets and liabilities on Whiting’s consolidated balance sheet as well as additional disclosures.  The adoption did not have a material impact to the Company’s consolidated statement of operations.  Refer to the “Leases” footnote for further information on the Company’s implementation of this standard.

2.          OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Proved leasehold costs	$2,728,643	$2,729,593
Unproved leasehold costs	120,714	122,687
Costs of completed wells and facilities	9,323,871	9,182,384
Wells and facilities in progress	221,949	160,995
Total oil and gas properties, successful efforts method	12,395,177	12,195,659
Accumulated depletion	(5,115,151)	(4,937,579)
Oil and gas properties, net	$7,280,026	$7,258,080

3.          ACQUISITIONS AND DIVESTITURES

2019 Acquisitions and Divestitures

There were no significant acquisitions or divestitures during the three months ended March 31, 2019.

2018 Acquisitions and Divestitures

On July 31, 2018, the Company completed the acquisition of certain oil and gas properties located in Richland County, Montana and McKenzie County, North Dakota for an aggregate purchase price of $130 million (before closing adjustments).  The properties consist of approximately 54,800 net acres in the Williston Basin, including interests in 117 producing oil and gas wells and undeveloped acreage.  The revenue and earnings from these properties since the acquisition date are included in the Company’s consolidated financial statements and are not material for the year ended December 31, 2018.   Pro forma revenue and earnings for the acquired properties are not material to the Company’s condensed consolidated financial statements and have not been presented accordingly.

The acquisition was recorded using the acquisition method of accounting.  The following table summarizes the allocation of the $123 million adjusted purchase price to the tangible assets acquired and liabilities assumed in this acquisition based on their relative fair values at the acquisition date, which did not result in the recognition of goodwill or a bargain purchase gain (in thousands):

Cash consideration	$122,861

Fair value of assets acquired:
Accounts receivable trade, net	$30
Prepaid expenses and other	43
Oil and gas properties, successful efforts method:
Proved oil and gas properties	106,860
Unproved oil and gas properties	21,769
Total fair value of assets acquired	128,702

Fair value of liabilities assumed:
Revenue and royalties payable	3,309
Asset retirement obligations	2,532
Total fair value of liabilities assumed	5,841

Total fair value of assets and liabilities acquired	$122,861

There were no significant divestitures during the three months ended March 31, 2018.

4.         LEASES

The Company adopted ASC 842 effective January 1, 2019, which replaces previous lease accounting requirements under FASB ASC Topic 840 – Leases (“ASC 840”).  The standard was adopted using the modified retrospective approach which resulted in the recognition of approximately $30 million and $36 million of additional lease assets and liabilities, respectively, on the consolidated balance sheet upon adoption.  The Company has elected certain practical expedients available under ASC 842 including those that permit the Company to not (i) reassess prior conclusions reached under ASC 840 for lease identification, lease classification and initial direct costs, (ii) evaluate existing or expired land easements under the new standard and (iii) separate lease and non-lease components contained within a single agreement for all classes of underlying assets.  Accordingly, the adoption of the standard did not result in the Company recognizing a cumulative-effect adjustment to retained earnings.  Additionally, the Company has elected the short-term lease recognition exemption for all classes of underlying assets, and therefore, leases with a term of one year or less will not be recognized on the consolidated balance sheets.

The Company has operating and finance leases for corporate and field offices, pipeline and midstream facilities, field and office equipment and automobiles.  Right-of-use (“ROU”) assets and liabilities associated with these leases are recognized at the lease commencement date based on the present value of the lease payments over the lease term.  ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments.

Supplemental balance sheet information for the Company’s leases as of March 31, 2019 consisted of the following (in thousands):

Leases	Balance Sheet Classification	March 31, 2019

Operating Leases
Operating lease ROU assets	Other long-term assets	$18,690
Accumulated depreciation	Other long-term assets	(2,807)
Operating lease ROU assets, net		$15,883

Short-term operating lease obligations	Accrued liabilities and other	$7,815
Long-term operating lease obligations	Operating lease obligations	13,898
Total operating lease obligations		$21,713

Finance Leases
Finance lease ROU assets	Other property and equipment	$34,016
Accumulated depreciation	Accumulated depreciation, depletion and amortization	(13,340)
Finance lease ROU assets, net		$20,676

Short-term finance lease obligations	Accrued liabilities and other	$4,927
Long-term finance lease obligations	Other long-term liabilities	17,993
Total finance lease obligations		$22,920

The Company’s leases have terms of less than one year to 11 years.  Most of the Company’s leases do not state or imply a discount rate.  Accordingly, the Company uses its incremental borrowing rate based on information available at lease commencement to determine the present value of the lease payments.  Information regarding the Company’s lease terms and discount rates as of March 31, 2019 is as follows:

Weighted Average Remaining Lease Term
Operating leases	6 years
Finance leases	5 years

Weighted Average Discount Rate
Operating leases	5.0%
Finance leases	9.0%

Operating lease cost is recognized on a straight-line basis over the lease term.  Finance lease cost is recognized based on the effective interest method for the lease liability and straight-line amortization of the ROU asset, resulting in more cost being recognized in earlier lease periods.  All payments for short-term leases, including leases with a term of one month or less, are recognized in income or capitalized to the cost of oil and gas properties on a straight-line basis over the lease term.  Additionally, any variable payments, which are generally related to the corresponding utilization of the asset, are recognized in the period in which the obligation was incurred.  Lease cost for the three months ended March 31, 2019 consisted of the following (in thousands):

Three Months Ended
March 31, 2019
Operating lease cost	$2,870

Finance lease cost:
Amortization of ROU assets	$1,397
Interest on lease liabilities	520
Total finance lease cost	$1,917

Short-term lease payments	$124,322
Variable lease payments	$4,935

Total lease cost represents the total financial obligations of the Company, a portion of which has been or will be reimbursed by the Company’s working interest partners.  Lease cost is included in various line items on the consolidated statements of operations or capitalized to oil and gas properties and is recorded at the Company’s net working interest.

Supplemental cash flow information related to leases for the three months ended March 31, 2019 consisted of the following (in thousands):

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,778
Operating cash flows from finance leases	$518
Financing cash flows from finance leases	$1,264

ROU assets obtained in exchange for new operating lease obligations	$9
ROU assets obtained in exchange for new finance lease obligations	$737

The Company’s lease obligations as of March 31, 2019 will mature as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2019	$7,148	$5,154
2020	4,011	6,264
2021	1,896	4,946
2022	1,857	3,888
2023	1,608	3,306
Remaining	9,232	5,765
Total lease payments	$25,752	$29,323
Less imputed interest	(4,039)	(6,403)
Total discounted lease payments	$21,713	$22,920

As of March 31, 2019, the Company had a contract for an additional corporate office that consists of approximately $25 million of undiscounted minimum lease payments.  The operating lease is expected to commence in July 2019 and has a ten-year lease term.

As of December 31, 2018, minimum future contractual payments for long-term leases under the scope of ASC 840 are as follows (in thousands):

		Pipeline	Automobile and
	Real Estate	Transportation	Equipment
Year ending December 31,	Leases	Agreement	Leases
2019	$7,407	$3,180	$4,216
2020	4,770	3,180	3,422
2021	4,066	3,180	1,678
2022	4,188	3,180	488
2023	4,017	3,180	35
Remaining	25,140	5,565	-
Total lease payments	$49,588	$21,465	$9,839

5.          LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Credit agreement	$40,000	$-
1.25% Convertible Senior Notes due 2020	562,075	562,075
5.75% Senior Notes due 2021	873,609	873,609
6.25% Senior Notes due 2023	408,296	408,296
6.625% Senior Notes due 2026	1,000,000	1,000,000
Total principal	2,883,980	2,843,980
Unamortized debt discounts and premiums	(23,312)	(28,994)
Unamortized debt issuance costs on notes	(21,266)	(22,665)
Total long-term debt	$2,839,402	$2,792,321

Credit Agreement

Whiting Oil and Gas, the Company’s wholly owned subsidiary, has a credit agreement with a syndicate of banks that as of March 31, 2019 had a borrowing base of $2.4 billion and aggregate commitments of $1.75 billion.  As of March 31, 2019, the Company had $1.7 billion of available borrowing capacity under the credit agreement, which was net of $40 million of borrowings outstanding and $2 million in letters of credit outstanding.

The borrowing base under the credit agreement is determined at the discretion of the lenders, based on the collateral value of the Company’s proved reserves that have been mortgaged to such lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  Upon a redetermination of the borrowing base, either on a periodic or special redetermination date, if borrowings in excess of the revised borrowing capacity were outstanding, the Company could be forced to immediately repay a portion of its debt outstanding under the credit agreement.  In April 2019, the borrowing base under the facility was reduced to $2.25 billion in connection with the semi-annual regular borrowing base redetermination, with no change to the aggregate commitments of $1.75 billion.

A portion of the revolving credit facility in an aggregate amount not to exceed $50 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.  As of March 31, 2019, $48 million was available for additional letters of credit under the agreement.

The credit agreement provides for interest only payments until maturity, when the credit agreement expires and all outstanding borrowings are due.  The credit agreement matures on April 12, 2023, provided that if at any time and for so long as any senior notes (other than the 2020 Convertible Senior Notes) have a maturity date prior to 91 days after April 12, 2023, the maturity date shall be the date that is 91 days prior to the maturity of such senior notes.  Interest under the credit agreement accrues at the Company’s option at either (i) a base rate for a base rate loan plus the margin in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR rate plus 1.0% per annum, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus the margin in the table below.  Additionally, the Company incurs commitment fees as set forth in the table below on the unused portion of the aggregate commitments of the lenders under the credit agreement, which are included as a component of interest expense.  At March 31, 2019, the weighted average interest rate on the outstanding principal balance under the credit agreement was 6.0%.

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

The credit agreement contains restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  Except for limited exceptions, the credit agreement also restricts the Company’s ability to make any dividend payments or distributions on its common stock.  These restrictions apply to all of the Company’s restricted subsidiaries (as defined in the credit agreement).  As of March 31, 2019, there were no retained earnings free from restrictions.  The credit agreement requires the Company, as of the last day of any quarter, to maintain the following ratios (as defined in the credit agreement): (i) a consolidated current assets to consolidated current liabilities ratio (which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0 and (ii) a total debt to last four quarters’ EBITDAX ratio of not greater than 4.0 to 1.0.  The Company was in compliance with its covenants under the credit agreement as of March 31, 2019.

The obligations of Whiting Oil and Gas under the credit agreement are collateralized by a first lien on substantially all of Whiting Oil and Gas’ and Whiting Resource Corporation’s properties.  The Company has guaranteed the obligations of Whiting Oil and Gas under the credit agreement and has pledged the stock of its subsidiaries as security for its guarantee.

Senior Notes and Convertible Senior Notes

The following table summarizes the material terms of the Company’s senior notes and convertible senior notes outstanding at March 31, 2019:

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

Senior Notes—In September 2013, the Company issued at par $1.1 billion of 5.0% Senior Notes due March 2019 (the “2019 Senior Notes”) and $800 million of 5.75% Senior Notes due March 2021, and issued at 101% of par an additional $400 million of 5.75% Senior Notes due March 2021 (collectively, the “2021 Senior Notes”).  The debt premium recorded in connection with the issuance of the 2021 Senior Notes is being amortized to interest expense over the term of the notes using the effective interest method, with an effective interest rate of 5.5% per annum.

In March 2015, the Company issued at par $750 million of 6.25% Senior Notes due April 2023 (the “2023 Senior Notes”).

In December 2017, the Company issued at par $1.0 billion of 6.625% Senior Notes due January 2026 (the “2026 Senior Notes” and together with the 2021 Senior Notes and the 2023 Senior Notes, the “Senior Notes”).  The Company used the net proceeds from this offering to redeem in January 2018 all of the then outstanding 2019 Senior Notes.  Refer to “Redemption of 2019 Senior Notes” below for more information on the redemption of the 2019 Senior Notes.

Exchange of Senior Notes for Convertible Notes.  During 2016, the Company exchanged (i) $139 million aggregate principal amount of its 2019 Senior Notes, (ii) $326 million aggregate principal amount of its 2021 Senior Notes, and (iii) $342 million aggregate principal amount of its 2023 Senior Notes, for the same aggregate principal amount of convertible notes.  Subsequently during 2016, all $807 million aggregate principal amount of these convertible notes was converted into approximately 19.8 million shares of the Company’s common stock pursuant to the terms of the notes.

Redemption of 2019 Senior Notes.  In January 2018, the Company paid $1.0 billion to redeem all of the remaining $961 million aggregate principal amount of the 2019 Senior Notes, which payment consisted of the 102.976% redemption price plus all accrued and unpaid interest on the notes.  The Company financed the redemption with proceeds from the issuance of the 2026 Senior Notes and borrowings under its credit agreement.  As a result of the redemption, the Company recognized a $31 million loss on extinguishment of debt, which included the redemption premium and a non-cash charge for the acceleration of unamortized debt issuance costs on the notes.  As of March 31, 2018, no 2019 Senior Notes remained outstanding.

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

For the remaining $562 million aggregate principal amount of 2020 Convertible Senior Notes outstanding as of March 31, 2019, the Company has the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at its election.  The Company’s intent is to settle the principal amount of the 2020 Convertible Senior Notes in cash upon conversion.  Prior to January 1, 2020, the 2020 Convertible Senior Notes will be convertible at the holder’s option only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2020 Convertible Senior Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.  On or after January 1, 2020, the 2020 Convertible Senior Notes will be convertible at any time until the second scheduled trading day immediately preceding the April 1, 2020 maturity date of the notes.  The notes will be convertible at a current conversion rate of 6.4102 shares of Whiting’s common stock per $1,000 principal amount of the notes, which is equivalent to a current conversion price of approximately $156.00.  The conversion rate will be subject to adjustment in some events.  In addition, following certain corporate events that occur prior to the maturity date, the Company will increase, in certain circumstances, the conversion rate for a holder who elects to convert its 2020 Convertible Senior Notes in connection with such corporate event.  As of March 31, 2019, none of the contingent conditions allowing holders of the 2020 Convertible Senior Notes to convert these notes had been met.

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

The 2020 Convertible Senior Notes consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Liability component
Principal	$562,075	$562,075
Less: unamortized note discount	(23,767)	(29,504)
Less: unamortized debt issuance costs	(1,875)	(2,340)
Net carrying value	$536,433	$530,231
Equity component (1)	$136,522	$136,522

(1)	Recorded in additional paid-in capital, net of $5 million of issuance costs and $50 million of deferred taxes.

Interest expense recognized on the 2020 Convertible Senior Notes related to the stated interest rate and amortization of the debt discount totaled $7 million for each of the three months ended March 31, 2019 and 2018.

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

6.          ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration (including removal of certain onshore and offshore facilities in California) in accordance with applicable local, state and federal laws.  The current portions at March 31, 2019 and December 31, 2018 were $4 million, and have been included in accrued liabilities and other in the consolidated balance sheets.  The following table provides a reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2019 (in thousands):

Asset retirement obligation at January 1, 2019	$135,834
Additional liability incurred	651
Accretion expense	2,882
Obligations on sold properties	(307)
Liabilities settled	521
Asset retirement obligation at March 31, 2019	$139,581

7.          DERIVATIVE FINANCIAL INSTRUMENTS

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

The table below details the Company’s costless collar and swap derivatives entered into to hedge forecasted crude oil production revenues as of March 31, 2019.

Derivative		Contracted Crude	Weighted Average NYMEX Price
Instrument	Period	Oil Volumes (Bbl)	for Crude Oil (per Bbl)
Collars (1)	Apr - Dec 2019	7,950,000	$51.36 - $75.94
Swaps (1)	Apr - Dec 2019	2,250,000	$59.44
	Total	10,200,000

(1)

Subsequent to March 31, 2019, the Company entered into additional costless collars for 1,000,000 Bbl of crude oil volumes and additional swap contracts for 1,800,000 Bbl of crude oil volumes for the remainder of 2019, as well as costless collars for 728,000 Bbl of crude oil volumes and swap contracts for 728,000 Bbl of crude oil volumes for the first half of 2020.

Crude Oil Sales and Delivery Contract.  The Company had a long-term crude oil sales and delivery contract for oil volumes produced from its Redtail field in Colorado.  Whiting determined that this contract would not qualify for the “normal purchase normal sale” exclusion and therefore reflected the contract at fair value in the consolidated financial statements prior to settlement.  On February 1, 2018, Whiting paid $61 million to the counterparty to settle all future minimum volume commitments under this agreement.  Accordingly, this crude oil sales and delivery contract was fully terminated, and the fair value of the corresponding derivative was therefore zero as of that date.

Derivative Instrument Reporting—All derivative instruments are recorded in the consolidated financial statements at fair value, other than derivative instruments that meet the “normal purchase normal sale” exclusion or other derivative scope exceptions.  The following table summarizes the effects of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

		Loss Recognized in Income
Not Designated as	Statement of Operations	Three Months Ended March 31,
ASC 815 Hedges	Classification	2019	2018
Commodity contracts	Derivative loss, net	$62,905	$52,664
Total		$62,905	$52,664

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

		March 31, 2019 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Derivative assets	$9,135	$(3,856)	$5,279
Total derivative assets		$9,135	$(3,856)	$5,279
Derivative liabilities
Commodity contracts - current	Accrued liabilities and other	$5,228	$(3,856)	$1,372
Total derivative liabilities		$5,228	$(3,856)	$1,372

		December 31, 2018 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Derivative assets	$69,735	$(1,393)	$68,342
Total derivative assets		$69,735	$(1,393)	$68,342
Derivative liabilities
Commodity contracts - current	Accrued liabilities and other	$1,393	$(1,393)	$-
Total derivative liabilities		$1,393	$(1,393)	$-

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

8.          FAIR VALUE MEASUREMENTS

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

The Company’s senior notes are recorded at cost and the convertible senior notes are recorded at fair value at the date of issuance.  The following table summarizes the fair values and carrying values of these instruments as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019		December 31, 2018
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
1.25% Convertible Senior Notes due 2020	$543,397	$536,433	$531,161	$530,231
5.75% Senior Notes due 2021	885,621	870,871	829,929	870,545
6.25% Senior Notes due 2023	410,337	404,847	375,632	404,659
6.625% Senior Notes due 2026	985,000	987,251	865,000	986,886
Total	$2,824,355	$2,799,402	$2,601,722	$2,792,321

(1)	Fair values are based on quoted market prices for these debt securities, and such fair values are therefore designated as Level 1 within the valuation hierarchy.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt discounts or premiums.

The Company’s derivative financial instruments are recorded at fair value and include a measure of the Company’s own nonperformance risk or that of its counterparty, as appropriate.  The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

				Total Fair Value
	Level 1	Level 2	Level 3	March 31, 2019
Financial Assets
Commodity derivatives – current	$-	$5,279	$-	$5,279
Total financial assets	$-	$5,279	$-	$5,279
Financial Liabilities
Commodity derivatives – current	$-	$1,372	$-	$1,372
Total financial liabilities	$-	$1,372	$-	$1,372

				Total Fair Value
	Level 1	Level 2	Level 3	December 31, 2018
Financial Assets
Commodity derivatives – current	$-	$68,342	$-	$68,342
Total financial assets	$-	$68,342	$-	$68,342

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

In addition, the Company had a long-term crude oil sales and delivery contract, whereby it had committed to deliver certain fixed volumes of crude oil produced from its Redtail field in Colorado.   Whiting determined that the contract did not meet the “normal purchase normal sale” exclusion, and therefore reflected this contract at fair value in its consolidated financial statements prior to settlement.  This commodity derivative was valued based on a probability-weighted income approach which considered various assumptions, including quoted spot prices for commodities, market differentials for crude oil, U.S. Treasury rates and either the Company’s or the counterparty’s nonperformance risk, as appropriate.  The assumptions used in the valuation of the crude oil sales and delivery contract included certain market differential metrics that were unobservable during the term of the contract.  Such unobservable inputs were significant to the contract valuation methodology, and the contract’s fair value was therefore designated as Level 3 within the valuation hierarchy.  On February 1, 2018, Whiting paid $61 million to the counterparty to settle all future minimum volume commitments under this agreement.  Accordingly, this derivative was settled in its entirety as of that date.

Level 3 Fair Value Measurements—The following table presents a reconciliation of changes in the fair value of financial liabilities designated as Level 3 in the valuation hierarchy for the three months ended March 31, 2018 (in thousands):

Three Months Ended
March 31, 2018
Fair value liability, beginning of period	$(63,278)
Unrealized gains on commodity derivative contracts included in earnings (1)	2,242
Settlement of commodity derivative contracts	61,036
Transfers into (out of) Level 3	-
Fair value liability, end of period	$-

(1)	Included in derivative loss, net in the consolidated statements of operations.

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

9.          REVENUE RECOGNITION

The Company recognizes revenue in accordance with FASB ASC Topic 606 – Revenue Recognition (“ASC 606”).  Revenue is recognized at the point in time at which the Company’s performance obligations under its commodity sales contracts are satisfied and control of the commodity is transferred to the customer.  The Company has determined that its contracts for the sale of crude oil, unprocessed natural gas, residue gas and NGLs contain monthly performance obligations to deliver product at locations specified in the contract.  Control is transferred at the delivery location, at which point the performance obligation has been satisfied and revenue is recognized.  Fees included in the contract that are incurred prior to control transfer are classified as transportation, gathering, compression and other and fees incurred after control transfers are included as a reduction to the transaction price.  The transaction price at which revenue is recognized consists entirely of variable consideration based on quoted market prices less various fees and the quantity of volumes delivered.  The table below presents the disaggregation of revenue by product type for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
OPERATING REVENUES
Oil sales	$359,454	$453,650
NGL and natural gas sales	30,035	61,433
Oil, NGL and natural gas sales	$389,489	$515,083

Whiting receives payment for product sales from one to three months after delivery.  At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable trade, net in the consolidated balance sheets.  As of March 31, 2019 and December 31, 2018, such receivable balances were $178 million and $165 million, respectively.  Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, however, differences have been and are insignificant.  Accordingly, the variable consideration is not constrained.

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

10.        STOCK-BASED COMPENSATION

Equity Incentive Plan—The Company maintains the Whiting Petroleum Corporation 2013 Equity Incentive Plan, as amended and restated (the “2013 Equity Plan”), which replaced the Whiting Petroleum Corporation 2003 Equity Incentive Plan (the “2003 Equity Plan”) and granted the authority to issue 1,325,000 shares of the Company’s common stock.  During 2016, the 2013 Equity Plan was amended to include the authority to issue an additional 1,375,000 shares of the Company’s common stock.  Upon shareholder approval of the 2013 Equity Plan, the 2003 Equity Plan was terminated.  The 2003 Equity Plan continues to govern awards that were outstanding as of the date of its termination, which remain in effect pursuant to their terms.  Any shares netted or forfeited under the 2003 Equity Plan and any shares forfeited under the 2013 Equity Plan will be available for future issuance under the 2013 Equity Plan.  However, shares netted for tax withholding under the 2013 Equity Plan will be cancelled and will not be available for future issuance.  Under the 2013 Equity Plan, no employee or officer participant may be granted options for more than 225,000 shares of common stock, stock appreciation rights relating to more than 225,000 shares of common stock, more than 150,000 shares of restricted stock (“RSAs”), more than 150,000 restricted stock units (“RSUs”), more than 150,000 performance shares (“PSAs”), or more than 150,000 performance share units (“PSUs”) during any calendar year.  In addition, no non-employee director participant may be granted options for more than 25,000 shares of common stock, stock appreciation rights relating to more than 25,000 shares of common stock, more than 25,000 RSAs, or more than 25,000 RSUs during any calendar year.  As of March 31, 2019, 505,495 shares of common stock remained available for grant under the 2013 Equity Plan.

At the Company’s 2019 annual meeting held on May 1, 2019, shareholders approved an amendment to the 2013 Equity Plan which increased the total number of shares issuable under the plan by 3,000,000.

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

During the three months ended March 31, 2019 and 2018, 326,737 and 215,898 shares, respectively, of service-based RSAs and RSUs were granted to executive officers under the 2013 Equity Plan.  The Company determines compensation expense for these share-settled awards using their fair value at the grant date, which is based on the closing bid price of the Company’s common stock on such date.  The weighted average grant date fair value of service-based RSAs and RSUs was $29.80 per share and $30.03 per share for the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2018, 308,432 shares of service-based RSUs were granted to employees under the 2013 Equity Plan.  These awards will be settled in cash and are recorded as a liability in the consolidated balance sheets.  The Company determines compensation expense for cash-settled RSUs using the fair value at the end of each reporting period, which is based on the closing bid price of the Company’s common stock on such date.

During the three months ended March 31, 2019 and 2018, 317,512 and 215,898, respectively, of PSAs and PSUs subject to certain market-based vesting criteria were granted to executive officers under the 2013 Equity Plan.  These market-based awards cliff vest on the third anniversary of the grant date, and the number of shares that will vest at the end of that three-year performance period is determined based on the rank of Whiting’s cumulative stockholder return compared to the stockholder return of a peer group of companies on each anniversary of the grant date over the three-year performance period.  The number of awards earned could range from zero up to two times the number of shares initially granted.  However, awards earned up to the target shares granted (or 100%) will be settled in shares, while awards earned in excess of the target shares granted will be settled in cash.  The cash-settled component of such awards is recorded as a liability in the consolidated balance sheets and will be remeasured at fair value using a Monte Carlo valuation model at the end of each reporting period.

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

	2019	2018
Number of simulations	2,500,000	2,500,000
Expected volatility	72.95%	72.80%
Risk-free interest rate	2.60%	2.12%
Dividend yield	—	—

The weighted average grant date fair value of the market-based awards that will be settled in shares, as determined by the Monte Carlo valuation model, was $25.97 per share and $27.28 per share in 2019 and 2018, respectively.

The following table shows a summary of the Company’s service-based and market-based awards activity for the three months ended March 31, 2019:

	Number of Awards		Weighted Average
	Service‑Based	Market-Based	Grant Date
	RSAs & RSUs	PSAs & PSUs	Fair Value
Nonvested awards, January 1	554,527	503,696	$34.94
Granted	326,737	317,512	27.91
Vested	(316,860)	(98,581)	31.82
Forfeited	(3,069)	(111,199)	27.89
Nonvested awards, March 31	561,335	611,428	$32.87

There was no significant stock option activity during the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019 and 2018, the Company recognized total stock-based compensation expense of $6 million and $7 million, respectively.

11.        INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2019 and 2018 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to (i) the effects of state taxes and permanent taxable differences for the three months ended March 31, 2019 and (ii) for the three months ended March 31, 2018, a full valuation allowance was in effect, which reduced the Company’s net tax expense to zero.

In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more likely than not that some portion, or all, of the Company’s DTAs will not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and projected future taxable income and results of operations.  If the Company concludes that it is more likely than not that some portion, or all, of its DTAs will not be realized, the tax asset is reduced by a valuation allowance.  At December 31, 2018, the Company had a valuation allowance totaling $152 million on a portion of its net DTAs.  The Company assesses the appropriateness of its valuation allowance on a quarterly basis.  As of March 31, 2019, there was no change in the Company’s assessment of the realizability of its DTAs.

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

12.       EARNINGS PER SHARE

The reconciliations between basic and diluted earnings (loss) per share are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Basic Earnings (Loss) Per Share
Net income (loss)	$(68,925)	$15,012
Weighted average shares outstanding, basic	91,235	90,892
Earnings (loss) per common share, basic	$(0.76)	$0.17

Diluted Earnings (Loss) Per Share
Net income (loss)	$(68,925)	$15,012
Weighted average shares outstanding, basic	91,235	90,892
Service-based awards, market-based awards and stock options	-	418
Weighted average shares outstanding, diluted	91,235	91,310
Earnings (loss) per common share, diluted	$(0.76)	$0.16

During the three months ended March 31, 2019, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes the anti-dilutive effect of 254,985 shares of service-based awards and 235,174 shares of market-based awards.  In addition, the diluted earnings per share calculation for the three months ended March 31, 2019 excludes the effect of 49,125 common shares for stock options that were out-of-the money as of March 31, 2019.

During the three months ended March 31, 2018, the diluted earnings per share calculation excludes the effect of 116,552 common shares for stock options that were out-of-the-money and 246,613 shares of market-based awards that did not meet the market-based vesting criteria as of March 31, 2018.

Refer to the “Stock-Based Compensation” footnote for further information on the Company’s service-based awards, market-based awards and stock options.

As discussed in the “Long-Term Debt” footnote, the Company has the option to settle conversions of the 2020 Convertible Senior Notes with cash, shares of common stock or any combination thereof.  Based on the current conversion price, the entire outstanding principal amount of the 2020 Convertible Senior Notes as of March 31, 2019 would be convertible into approximately 3.6 million shares of the Company’s common stock.  However, the Company’s intent is to settle the principal amount of the notes in cash upon conversion.  As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the notes (the “conversion spread”) is considered in the diluted earnings per share computation under the treasury stock method.  As of March 31, 2019 and 2018, the conversion value did not exceed the principal amount of the notes.  Accordingly, there was no impact to diluted earnings per share or the related disclosures for those periods.

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

Overview

We are an independent oil and gas company engaged in development, production, acquisition and exploration activities primarily in the Rocky Mountains region of the United States.  Our current operations and capital programs are focused on organic drilling opportunities and on the development of previously acquired properties, specifically on projects that we believe provide the greatest potential for repeatable success and production growth, while selectively pursuing acquisitions that complement our existing core properties, such as the acquisition discussed in the “Acquisition and Divestitures” footnote in the notes to condensed consolidated financial statements, and exploring other basins where we can apply our existing knowledge and expertise to build production and add proved reserves.    During 2018, we focused on high-return projects in our asset portfolio that added production and reserves while generating free cash flows from operations.  In 2019, we expect to continue to closely align our capital spending with cash flows generated from operations while focusing our development activities at our large resource play in the Williston Basin of North Dakota and Montana.  We continually evaluate our property portfolio and sell properties when we believe that the sales price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.

Our revenue, profitability and future growth rate depend on many factors which are beyond our control, such as oil and gas prices, economic, political and regulatory developments, competition from other sources of energy, and the other items discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10‑K for the period ended December 31, 2018.  Oil and gas prices historically have been volatile and may fluctuate widely in the future.  The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas prices since the first quarter of 2017:

	2017				2018				2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude oil	$51.86	$48.29	$48.19	$55.39	$62.89	$67.90	$69.50	$58.83	$54.90
Natural gas	$3.07	$3.09	$2.89	$2.87	$3.13	$2.77	$2.88	$3.62	$3.00

Lower oil, NGL and natural gas prices may not only decrease our revenues on a per unit basis, but may also reduce the amount of oil and natural gas that we can produce economically and therefore potentially lower our oil and gas reserve quantities.  Substantial and extended declines in oil, NGL and natural gas prices have resulted, and may result, in impairments of our proved oil and gas properties or undeveloped acreage and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to finance planned capital expenditures.  In addition, lower commodity prices may reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of our lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders, as occurred with our semi-annual redetermination where the borrowing base was lowered from $2.4 billion to $2.25 billion.  Upon a redetermination, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under our credit agreement.  Alternatively, higher oil prices may result in significant mark-to-market losses being incurred on our commodity-based derivatives.

2019 Highlights and Future Considerations

Operational Highlights

Northern Rocky Mountains – Williston Basin

Our properties in the Williston Basin of North Dakota and Montana target the Bakken and Three Forks formations.  Net production from the Williston Basin averaged 113.2 MBOE/d for the first quarter of 2019, representing a 2% increase from 111.5 MBOE/d in the fourth quarter of 2018.  Across our acreage in the Williston Basin, we have implemented customized, right-sized completion designs which utilize the optimum volume of proppant, fluids, and frac stages to increase well performance while reducing cost.  We plan to continue to use right-sized completion design on wells we drill in 2019, while also utilizing state-of-the-art drilling rigs, high-torque mud motors and 3-D bit cutter technology to reduce time-on-location and total well cost.    As of March 31, 2019, we had five rigs active in the Williston Basin.  We drilled 34 wells and put 11 operated wells on production in this area during the first quarter of 2019.

Central Rocky Mountains – Denver-Julesburg Basin

Our Redtail field in the Denver-Julesburg Basin (“DJ Basin”) in Weld County, Colorado targets the Niobrara and Codell/Fort Hays formations.  Net production from the Redtail field averaged 14.9 MBOE/d in the first quarter of 2019, representing a 16% decrease from 17.8 MBOE/d in the fourth quarter of 2018.  The decrease in production during the first quarter of 2019 was primarily driven by normal field production decline as well as the impact of severe winter weather experienced at our Redtail field.  We have established production in the Niobrara “A”, “B” and “C” zones and the Codell/Fort Hays formations.  In late 2017, based on the comparative well performance results of the DJ Basin to the Williston Basin, our management decided to concentrate future development activities in the Williston Basin.  We completed 22 of our drilled uncompleted wells in our Redtail field during the first half of 2018 and have since ceased additional development activity in this area.

Our Redtail gas plant processes the associated gas produced from our wells in this area, and has a current inlet capacity of 50 MMcf/d.  As of March 31, 2019, the plant was processing 27 MMcf/d.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months Ended March 31,
	2019	2018
Net production
Oil (MMBbl)	7.5	7.7
NGLs (MMBbl)	1.9	1.8
Natural gas (Bcf)	12.6	11.3
Total production (MMBOE)	11.6	11.4
Net sales (in millions)
Oil (1)	$359.5	$453.7
NGLs	12.9	42.8
Natural gas	17.1	18.6
Total oil, NGL and natural gas sales	$389.5	$515.1
Average sales prices
Oil (per Bbl) (1)	$47.71	$58.61
Effect of oil hedges on average price (per Bbl)	0.21	(3.21)
Oil after the effect of hedging (per Bbl)	$47.92	$55.40
Weighted average NYMEX price (per Bbl) (2)	$54.83	$62.92
NGLs (per Bbl)	$6.62	$23.57
Natural gas (per Mcf)	$1.36	$1.65
Weighted average NYMEX price (per MMBtu) (2)	$3.00	$3.13
Costs and expenses (per BOE)
Lease operating expenses	$7.26	$7.04
Transportation, gathering, compression and other	$0.85	$1.00
Production and ad valorem taxes	$2.43	$3.32
Depreciation, depletion and amortization	$17.11	$16.43
General and administrative	$3.02	$2.75

(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue decreased $126 million to $389 million when comparing the first quarter of 2019 to the same period in 2018.  Sales revenue is a function of oil, NGL and gas volumes sold and average commodity prices realized.  Our oil volumes decreased 3% and our NGL and natural gas sales volumes increased 7% and 12%, respectively, between periods.  The oil volume decrease between periods was primarily attributable to normal field production decline primarily in the DJ Basin, where we have ceased additional development activity, as well as the impact of severe winter weather experienced in the DJ Basin.  This decrease was partially offset by new wells drilled and completed over the last twelve months in the Williston Basin and DJ Basin which added 2,850 MBbl and 210 MBbl, respectively, of oil production during the first quarter of 2019 as compared to the first quarter of 2018.  The NGL volume increase between periods generally relates to new wells drilled and completed in the Williston Basin and DJ Basin over the last twelve months, as well as additional volumes processed as more wells were connected to gas processing plants in the Williston Basin in an effort to increase our overall gas capture rate in this area and reduce flared volumes.  Many of the new Williston Basin wells are in areas with higher gas-to-oil production ratios than previously drilled areas.  These NGL volume increases were partially offset by normal field production decline across several of our areas.  The gas volume increase between periods was primarily due to new wells drilled and completed at our Williston Basin and DJ Basin properties over the last twelve months which resulted in 3,680 MMcf and 330 MMcf, respectively, of additional gas volumes during the first quarter of 2019 as compared to the first quarter of 2018.  These increases were partially offset by normal field production decline across several of our areas.

In addition to the above production-related decreases in net revenue, there were also decreases in the average sales price realized for oil,  NGLs and natural gas in the first quarter of 2019 compared to 2018.  Our average price for oil (before the effects of hedging), NGLs and natural gas decreased 19%, 72% and 18%, respectively.  Our average sales price realized for oil is impacted by deficiency payments we were making under two physical delivery contracts at our Redtail field due to our inability to meet the minimum volume commitments under these contracts.  During the three months ended March 31, 2019 and 2018, our total average sales price realized for oil was $1.71 per Bbl lower and $1.09 per Bbl lower, respectively, as a result of these deficiency payments.  On February 1, 2018, we paid $61 million to the counterparty to one of these Redtail delivery contracts to settle all future minimum volume commitments under the agreement.  The remaining agreement will continue to negatively impact the price we receive for oil from our Redtail field through April 2020, when the contract terminates.

Lease Operating Expenses.  Our lease operating expenses (“LOE”) during the first quarter of 2019 were $84 million, a $4 million increase over the same period in 2018.  This increase was primarily due to new wells put on production in the Williston Basin and the DJ Basin during the past twelve months.

Our lease operating expenses on a BOE basis also increased when comparing the first quarter of 2019 to the same 2018 period.  LOE per BOE amounted to $7.26 during the first quarter of 2019, which represents an increase of $0.22 per BOE (or 3%) from the first quarter of 2018.  This increase was mainly due to the overall increase in LOE expense discussed above, partially offset by higher overall production volumes between periods.

Transportation, Gathering, Compression and Other.  Our transportation, gathering, compression and other expenses (“TGC”) during the first quarter of 2019 were $10 million, a $2 million decrease over the same period in 2018.  This decrease was primarily due to lower realized NGL prices during the first quarter of 2019, which led to lower gas processing fees under our percentage-of-proceeds contracts as compared to the first quarter of 2018.

TGC per BOE also decreased when comparing the first quarter of 2019 to the same 2018 period.  TGC per BOE amounted to $0.85 per BOE during the first quarter of 2019, which represents a decrease of $0.15 per BOE (or 15%) from the first quarter of 2018.  This decrease was mainly due to the overall decrease in TGC expense discussed above.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes during the first quarter of 2019 were $28 million, a $10 million decrease over the same period in 2018, which was primarily due to lower sales revenue between periods.  Our production taxes, however, are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis was 7.5% and 7.3% for the first quarter of 2019 and 2018, respectively.  Our production tax rate for 2019 was higher than the rate for 2018 due to our concentration of development in the Williston Basin states of North Dakota and Montana, which have a higher tax rate than Colorado where our DJ Basin assets are located.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization (“DD&A”) expense increased $10 million in 2019 as compared to the first quarter of 2018.  The components of our DD&A expense were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Depletion	$193,870	$183,645
Accretion of asset retirement obligations	2,882	2,708
Depreciation	1,380	1,566
Total	$198,132	$187,919

DD&A increased between periods primarily due to $10 million in higher depletion expense, consisting of a $8 million increase related to a higher depletion rate between periods, as well as a $2  million increase due to higher overall production volumes during the first quarter of 2019.  On a BOE basis, our overall DD&A rate of $17.11 for the first quarter of 2019 was 4%  higher than the rate of $16.43 for the same period in 2018.  The primary factors contributing to this higher DD&A rate were downward revisions to proved reserves over the last twelve months.

Exploration and Impairment Costs.  Our exploration and impairment costs increased $4 million for the first quarter of 2019 as compared to the same period in 2018.  The components of our exploration and impairment expense were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Impairment	$9,843	$10,050
Exploration	9,906	5,236
Total	$19,749	$15,286

Exploration costs increased $5 million during the first quarter of 2019 as compared to the same period in 2018 primarily due to increased deficiency fees paid under our produced water disposal agreement driven by reduced drilling and completion activity at our Redtail field.

General and Administrative Expenses.  We report general and administrative (“G&A”) expenses net of third-party reimbursements and internal allocations.  The components of our G&A expenses were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
General and administrative expenses	$59,484	$56,470
Reimbursements and allocations	(24,510)	(24,990)
General and administrative expenses, net	$34,974	$31,480

G&A expense per BOE amounted to $3.02 during the first quarter of 2019, which represents an increase of $0.27 per BOE (or 10%) from the first quarter of 2018.   This increase was mainly due to higher employee compensation costs between periods.

Derivative Loss, Net.  Our commodity derivative contracts are marked to market each quarter with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment to or from the counterparty.  Derivative loss, net of $63 million for the three months ended March 31, 2019 related to our costless collar and swap commodity derivative contracts resulting from the significant upward shift in the futures curve of forecasted commodity prices (“forward price curve”) for crude oil from January 1, 2019 (or the 2019 date on which new contracts were entered into) to March 31, 2019.  Derivative loss, net amounted to a loss of $53 million for the three months ended March 31, 2018, which consisted of a $55 million loss on our costless collar and swap commodity derivative contracts resulting from the less significant upward shift in the same forward price curve from January 1, 2018 (or the 2018 date on which prior year contracts were entered into) to March 31, 2018, partially offset by a $2 million fair value gain on our long-term crude oil sales and delivery contract.

Refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, for a list of our outstanding commodity derivative contracts as of April 23, 2019.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Notes	$37,256	$40,595
Amortization of debt issue costs, discounts and premiums	7,818	7,805
Credit agreement	2,986	4,089
Other	39	410
Total	$48,099	$52,899

The decrease in interest expense of $5 million between periods was mainly attributable to lower interest costs incurred on our notes during the first quarter of 2019 as compared to the first quarter of 2018.  The $3 million decrease in note interest primarily resulted from the redemption of the 2019 Notes in January 2018.  Refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements for more information on this debt transaction.

Our weighted average debt outstanding during the first quarter of 2019 was $2.9 billion versus $3.2 billion for the first quarter of 2018.  Our weighted average effective cash interest rate was 5.5% during both the first quarter of 2019 and the first quarter of 2018.

Loss on Extinguishment of Debt.  During the first quarter of 2018, we redeemed all of the remaining $961 million aggregate principal amount of 2019 Senior Notes and recognized a $31 million loss on extinguishment of debt.  Refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements for more information on this debt transaction.

Income Tax Benefit.  Income tax benefit for the first quarter of 2019 totaled $25 million.  As of December 31, 2017, we recorded a full valuation allowance on our deferred tax assets.  Accordingly, we did not recognize any income tax expense or benefit during the first quarter of 2018.  As a result of positive pre-tax income during 2018, we transitioned from a net deferred tax asset position to a net deferred liability position as of December 31, 2018, and we released the valuation allowance related to our general net deferred tax assets that was established in 2017.

Our overall effective tax rate of 26.5% for the first quarter of 2019 was higher than the U.S. statutory income tax rate primarily due to state income taxes and the effects of permanent taxable differences.

Liquidity and Capital Resources

Overview.  At March 31, 2019, we had $2 million of cash on hand and $4.2 billion of equity, while at December 31, 2018, we had $14 million of cash on hand and $4.3 billion of equity.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility, which we partially mitigate through the use of commodity hedge contracts.  Oil accounted for 65% and 68% of our total production in the first quarter of 2019 and 2018, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in NGL or natural gas prices.  As of April 23, 2019, we had derivative contracts covering the sale of approximately 56% of our forecasted oil production volumes for the remainder of 2019.  For a list of all of our outstanding derivatives as of April 23, 2019, refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk”.

During the first quarter of 2019, we generated $149 million of cash provided by operating activities, a decrease of $84 million from the same period in 2018.  Cash provided by operating activities decreased primarily due to lower realized sales prices for oil, NGLs and natural gas and lower crude oil production volumes, as well as higher cash general and administrative expenses, exploration costs and lease operating expenses.  These negative factors were partially offset by higher NGL and natural gas production volumes,  a  decrease in cash settlements paid on our derivative contracts, lower production and ad valorem taxes, TGC and cash interest expense during the first quarter of 2019 as compared to the same period in 2018.  Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on increases and decreases in certain expenses between periods.

During the first quarter of 2019, cash flows from operating activities, cash on hand and $40 million of net borrowings under our credit agreement were used to finance $189 million of drilling and development expenditures.

Exploration and Development Expenditures.  The following table details our exploration and development (“E&D”) expenditures incurred by core area (in thousands):

	Three Months Ended March 31,
	2019	2018
Northern Rocky Mountains	$215,415	$136,871
Central Rocky Mountains	121	46,181
Other (1)	3,631	4,092
Total incurred	$219,167	$187,144

(1)	Other primarily includes non-core oil and gas properties located in Colorado, Mississippi, New Mexico, North Dakota, Texas and Wyoming.

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

Credit Agreement.  Whiting Oil and Gas, our wholly owned subsidiary, has a credit agreement with a syndicate of banks that as of March 31, 2019 had a borrowing base and aggregate commitments of $2.4 billion and $1.75 billion, respectively.  As of March 31, 2019, we had $1.7 billion of available borrowing capacity under the credit agreement, which was net of $40 million of borrowings outstanding and $2 million in letters of credit outstanding.

The borrowing base under the credit agreement is determined at the discretion of our lenders, based on the collateral value of our proved reserves that have been mortgaged to such lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.  Upon a redetermination of our borrowing base, either on a periodic or special redetermination date, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of our debt outstanding under the credit agreement.  In April 2019, the borrowing base under the facility was reduced to $2.25 billion in connection with the semi-annual regular borrowing base redetermination, with no change to the aggregate commitments of $1.75 billion.

A portion of the revolving credit facility in an aggregate amount not to exceed $50 million may be used to issue letters of credit, for the account of Whiting Oil and Gas or other designated subsidiaries of ours.  As of March 31, 2019, $48 million was available for additional letters of credit under the agreement.

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

The credit agreement contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of our lenders.  Except for limited exceptions, the credit agreement also restricts our ability to make any dividend payments or distributions on our common stock.  These restrictions apply to all of our restricted subsidiaries (as defined in the credit agreement).  As of March 31, 2019, the credit agreement required us, as of the last day of any quarter, to maintain the following ratios (as defined in the credit agreement): (i) a consolidated current assets to consolidated current liabilities ratio (which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0 and (ii) a total debt to the last four quarters’ EBITDAX ratio of not greater than 4.0 to 1.0.  We were in compliance with our covenants under the credit agreement as of March 31, 2019.    For further information on the loan security related to our credit agreement, refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements.

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

For the remaining $562 million aggregate principal amount of 2020 Convertible Senior Notes outstanding as of March 31, 2019, we have the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at our election.  Our intent is to settle the principal amount of the 2020 Convertible Senior Notes in cash upon conversion.  Prior to January 1, 2020, the 2020 Convertible Senior Notes will be convertible at the holder’s option only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2020 Convertible Senior Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.  On or after January 1, 2020, the 2020 Convertible Senior Notes will be convertible at any time until the second scheduled trading day immediately preceding the April 1, 2020 maturity date of the notes.  The notes will be convertible at a current conversion rate of 6.4102 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to a current conversion price of approximately $156.00.  The conversion rate will be subject to adjustment in some events.  In addition, following certain corporate events that occur prior to the maturity date, we will increase, in certain circumstances, the conversion rate for a holder who elects to convert its 2020 Convertible Senior Notes in connection with such corporate event.  As of March 31, 2019, none of the contingent conditions allowing holders of the 2020 Convertible Senior Notes to convert these notes had been met.

Note Covenants.   The indentures governing the Senior Notes restrict us from incurring additional indebtedness, subject to certain exceptions, unless our fixed charge coverage ratio (as defined in the indentures) is at least 2.0 to 1.  If we were in violation of this covenant, then we may not be able to incur additional indebtedness, including under Whiting Oil and Gas’ credit agreement.  Additionally, these indentures contain restrictive covenants that may limit our ability to, among other things, pay cash dividends, make certain other restricted payments, redeem or repurchase our capital stock, make investments or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of ours and our restricted subsidiaries taken as a whole, and enter into hedging contracts.  These covenants may potentially limit the discretion of our management in certain respects.  We were in compliance with these covenants as of March 31, 2019.   However, a substantial or extended decline in oil, NGL or natural gas prices may adversely affect our ability to comply with these covenants in the future.

Contractual Obligations and Commitments

We have various contractual obligations in the normal course of our operations and financing activities.  For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no material changes to our obligations since yearend 2018.

Based on current oil and natural gas prices and anticipated levels of production, we believe that the estimated net cash generated from operations, together with cash on hand and amounts available under our credit agreement, will be adequate to meet future liquidity needs, including satisfying our financial obligations and funding our operating, development and exploration activities.

New Accounting Pronouncements

For further information on the effects of recently adopted accounting pronouncements and the potential effects of new accounting pronouncements, refer to “Adopted and Recently Issued Accounting Pronouncements” within the “Basis of Presentation” footnote and the “Leases” footnote in the notes to condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Information regarding critical accounting policies and estimates is contained in Item 7 of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018.  The following is a material update to such critical accounting policies and estimates:

Leases.  We have operating and finance leases for corporate and field offices, pipeline and midstream facilities, field and office equipment and automobiles.  Right-of-use (“ROU”) assets and liabilities associated with these leases are recognized at the lease commencement date based on the present value of the lease payments over the lease term.  ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments.

Operating lease cost is recognized on a straight-line basis over the lease term.  Finance lease cost is recognized based on the effective interest method for the lease liability and straight-line amortization of the ROU asset, resulting in more cost being recognized in earlier lease periods.  All payments for short-term leases, including leases with a term of one month or less, are recognized in income or capitalized to the cost of oil and gas properties on a straight-line basis over the lease term.  Additionally, any variable payments, which are generally related to the corresponding utilization of the asset, are recognized in the period in which the obligation was incurred.

We adopted FASB ASC Topic 842 – Leases effective January 1, 2019 using the modified retrospective approach.  Refer to the “Basis of Presentation” and “Leases” footnotes in the notes to the condensed consolidated financial statements for more information on this new accounting standard.

Effects of Inflation and Pricing

Although commodity prices began to recover from previous lows during 2018 and 2019, the cost of oil field goods and services has remained relatively consistent with 2017 and 2016 levels.  The oil and gas industry is very cyclical, and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and not adjust downward in proportion to prices.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, depletion expense, impairment assessments of oil and gas properties and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase in the near term, higher demand in the industry could result in increases in the costs of materials, services and personnel.

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

These risks and uncertainties include, but are not limited to: declines in, or extended periods of low oil, NGL or natural gas prices; our level of success in exploration, development and production activities; risks related to our level of indebtedness, ability to comply with debt covenants and periodic redeterminations of the borrowing base under our credit agreement; the geographic concentration of our operations; impacts to financial statements as a result of impairment write-downs; federal and state initiatives relating to the regulation of hydraulic fracturing and air emissions; revisions to reserve estimates as a result of changes in commodity prices, regulation and other factors; adverse weather conditions that may negatively impact development or production activities; the timing of our exploration and development expenditures; inaccuracies of our reserve estimates or our assumptions underlying them; risks relating to any unforeseen liabilities of ours; our ability to generate sufficient cash flows from operations to meet the internally funded portion of our capital expenditures budget; our ability to obtain external capital to finance exploration and development operations; our ability to successfully complete asset dispositions and the risks related thereto; unforeseen underperformance of or liabilities associated with acquired properties; the impacts of hedging on our results of operations; failure of our properties to yield oil or gas in commercially viable quantities; availability of, and risks associated with, transport of oil and gas; our ability to drill producing wells on undeveloped acreage prior to its lease expiration; shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and completion services; uninsured or underinsured losses resulting from our oil and gas operations; our inability to access oil and gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing our oil and gas operations; the potential impact of changes in laws that could have a negative effect on the oil and gas industry; our ability to replace our oil and natural gas reserves; negative impacts from litigation and legal proceedings; any loss of our senior management or technical personnel; competition in the oil and gas industry; cyber security attacks or failures of our telecommunication systems; and other risks described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10‑K for the period ended December 31, 2018.  We assume no obligation, and disclaim any duty, to update the forward-looking statements in this Quarterly Report on Form 10‑Q.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The price we receive for our oil, NGL and gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Crude oil and natural gas are commodities, and therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand.  Historically, the markets for oil, NGLs and gas have been volatile, and these markets will likely continue to be volatile in the future.  Based on production for the first quarter of 2019, our income (loss) before income taxes for the three months ended March 31, 2019 would have moved up or down $36 million for each 10% change in oil prices per Bbl, $1 million for each 10% change in NGL prices per Bbl and $2 million for each 10% change in natural gas prices per Mcf.

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

Crude Oil Costless Collars and Swaps.  The collared hedges shown in the table below have the effect of providing a protective floor while allowing us to share in upward pricing movements.  While these hedges are designed to reduce our exposure to price decreases, they also have the effect of limiting the benefit of price increases above the ceiling.  The fair value of our crude oil costless collars at March 31, 2019 was a net asset of $6 million.  A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of March 31, 2019 would cause a decrease or increase, respectively, of $11 million in this fair value asset.

The swap contracts shown in the table below entitle us to receive settlement from the counterparty in amounts, if any, by which the settlement price for the applicable calculation period is less than the fixed price, or to pay the counterparty if the settlement price for the applicable calculation period is more than the fixed price.  While the fixed-price swaps are designed to decrease our exposure to downward price movements, they also have the effect of limiting the benefit of upward price movements.  The fair value of our swaps at March 31, 2019 was a net liability of $2 million.  A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of March 31, 2019 would cause an increase or decrease, respectively, of $13 million in this fair value liability.

Our outstanding commodity derivative contracts as of April 23, 2019 are summarized below:

			Average	Weighted Average
Derivative			Monthly Volume	NYMEX Price
Instrument	Commodity	Period	(Bbl)	(Per Bbl)
				Floor/Ceiling
Collars	Crude oil	04/2019 to 06/2019	1,183,333	$51.13/$74.94
	Crude oil	07/2019 to 09/2019	900,000	$52.56/$75.17
	Crude oil	10/2019 to 12/2019	900,000	$52.56/$75.17
	Crude oil	01/2020 to 03/2020	121,333	$55.00/$67.33
	Crude oil	04/2020 to 06/2020	121,333	$55.00/$67.33

				Fixed Price
Swaps	Crude oil	04/2019 to 06/2019	250,000	$61.70
	Crude oil	07/2019 to 09/2019	550,000	$61.43
	Crude oil	10/2019 to 12/2019	550,000	$61.43
	Crude oil	01/2020 to 03/2020	121,333	$62.08
	Crude oil	04/2020 to 06/2020	121,333	$62.08

Interest Rate Risk

Our quantitative and qualitative disclosures about interest rate risk related to our credit agreement, senior notes and convertible notes are included in Item 7A of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018 and have not materially changed since that report was filed.

Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a‑15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act) as of March 31, 2019.  Based upon their evaluation of these disclosure controls and procedures, the Chairman, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2014, we conducted an internal audit of our Colorado operations and voluntarily disclosed certain air quality permit and regulatory violations discovered in the course of the audit to the Colorado Department of Public Health and Environment (the “CDPHE”) pursuant to Colorado’s Environmental Audit Privilege and Immunity Law.  We and the CDPHE are currently negotiating the terms of a settlement agreement to resolve this matter.

Item 1A.   Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018.  No material change to such risk factors has occurred during the three months ended March 31, 2019.

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

(101)

The following materials from Whiting Petroleum Corporation’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2019 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018,  (ii) the Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018,  (iii) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018,  (iv) the Condensed Consolidated Statements of Equity for the Three Months Ended March 31, 2019 and 2018 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of May, 2019.

WHITING PETROLEUM CORPORATION

By	/s/ Bradley J. Holly
Bradley J. Holly
Chairman, President and Chief Executive Officer

By	/s/ Michael J. Stevens
Michael J. Stevens
Senior Vice President and Chief Financial Officer

By	/s/ Sirikka R. Lohoefener
Sirikka R. Lohoefener
Vice President, Controller and Treasurer