Form 10-Q
period 2019-06-30
WHITING PETROLEUM CORP
filed 2019-08-01
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Number of shares of the registrant’s common stock outstanding at July 24, 2019: 91,298,629 shares.

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

PART I – FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$6,680	$13,607
Accounts receivable trade, net	292,972	294,468
Derivative assets	25,971	68,342
Prepaid expenses and other	17,427	22,009
Total current assets	343,050	398,426
Property and equipment:
Oil and gas properties, successful efforts method	12,618,237	12,195,659
Other property and equipment	168,771	134,212
Total property and equipment	12,787,008	12,329,871
Less accumulated depreciation, depletion and amortization	(5,391,064)	(5,003,509)
Total property and equipment, net	7,395,944	7,326,362
Other long-term assets	36,732	34,785
TOTAL ASSETS	$7,775,726	$7,759,573
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$542,716	$-
Accounts payable trade	85,261	42,520
Revenues and royalties payable	186,647	228,284
Accrued capital expenditures	89,049	73,178
Accrued liabilities and other	65,796	69,013
Accrued interest	56,832	55,080
Accrued lease operating expenses	40,527	37,499
Taxes payable	28,088	31,357
Total current liabilities	1,094,916	536,931
Long-term debt	2,303,864	2,792,321
Asset retirement obligations	133,410	131,544
Operating lease obligations	13,000	-
Deferred income taxes	-	1,373
Other long-term liabilities	29,909	27,088
Total liabilities	3,575,099	3,489,257
Commitments and contingencies
Equity:
Common stock, $0.001 par value, 225,000,000 shares authorized; 91,891,065 issued and 91,298,629 outstanding as of June 30, 2019 and 92,067,216 issued and 91,018,692 outstanding as of December 31, 2018	92	92
Additional paid-in capital	6,419,093	6,414,170
Accumulated deficit	(2,218,558)	(2,143,946)
Total equity	4,200,627	4,270,316
TOTAL LIABILITIES AND EQUITY	$7,775,726	$7,759,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
OPERATING REVENUES
Oil, NGL and natural gas sales	$426,264	$526,403	$815,753	$1,041,486
OPERATING EXPENSES
Lease operating expenses	86,987	75,323	171,064	155,744
Transportation, gathering, compression and other	11,128	11,137	20,969	22,608
Production and ad valorem taxes	39,420	46,023	67,576	84,002
Depreciation, depletion and amortization	203,009	199,294	401,141	387,213
Exploration and impairment	13,406	13,787	33,155	29,073
General and administrative	32,573	31,601	67,547	63,081
Derivative (gain) loss, net	(24,877)	103,483	38,028	156,147
(Gain) loss on sale of properties	1,063	(1,090)	1,086	1,486
Amortization of deferred gain on sale	(2,326)	(2,925)	(4,697)	(5,829)
Total operating expenses	360,383	476,633	795,869	893,525
INCOME FROM OPERATIONS	65,881	49,770	19,884	147,961
OTHER INCOME (EXPENSE)
Interest expense	(48,728)	(48,331)	(96,827)	(101,230)
Loss on extinguishment of debt	-	(808)	-	(31,968)
Interest income and other	642	1,489	958	2,369
Total other expense	(48,086)	(47,650)	(95,869)	(130,829)
INCOME (LOSS) BEFORE INCOME TAXES	17,795	2,120	(75,985)	17,132
INCOME TAX EXPENSE (BENEFIT)
Deferred income tax expense (benefit)	23,482	-	(1,373)	-
NET INCOME (LOSS)	$(5,687)	$2,120	$(74,612)	$17,132
INCOME (LOSS) PER COMMON SHARE
Basic	$(0.06)	$0.02	$(0.82)	$0.19
Diluted	$(0.06)	$0.02	$(0.82)	$0.19
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	91,286	90,940	91,261	90,916
Diluted	91,286	91,869	91,261	91,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(74,612)	$17,132
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	401,141	387,213
Deferred income tax benefit	(1,373)	-
Amortization of debt issuance costs, debt discount and debt premium	15,734	15,342
Stock-based compensation	8,617	6,096
Amortization of deferred gain on sale	(4,697)	(5,829)
Loss on sale of properties	1,086	1,486
Oil and gas property impairments	13,179	18,310
Loss on extinguishment of debt	-	31,968
Non-cash derivative loss	42,371	77,931
Payment for settlement of commodity derivative contract	-	(61,036)
Other, net	3,492	188
Changes in current assets and liabilities:
Accounts receivable trade, net	(1,813)	(4,620)
Prepaid expenses and other	3,453	984
Accounts payable trade and accrued liabilities	20,261	44,977
Revenues and royalties payable	(41,637)	8,701
Taxes payable	(3,269)	4,437
Net cash provided by operating activities	381,933	543,280
CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and development capital expenditures	(425,349)	(379,456)
Acquisition of oil and gas properties	(4,507)	(8,529)
Acquisition deposit held in escrow	-	(13,000)
Other property and equipment	(8,233)	(2,238)
Proceeds from sale of properties	15,444	923
Net cash used in investing activities	(422,645)	(402,300)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit agreement	1,160,000	962,265
Repayments of borrowings under credit agreement	(1,120,000)	(962,265)
Redemption of 5.0% Senior Notes due 2019	-	(990,023)
Debt issuance costs	-	(10,619)
Restricted stock used for tax withholdings	(3,693)	(3,104)
Principal payments on finance lease obligations	(2,522)	-
Net cash provided by (used in) financing activities	$33,785	$(1,003,746)

		(Continued)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(6,927)	$(862,766)
CASH AND CASH EQUIVALENTS
Beginning of period	13,607	879,379
End of period	$6,680	$16,613
NONCASH INVESTING ACTIVITIES
Accrued capital expenditures and accounts payable related to property additions	$122,098	$87,097

The accompanying notes are an integral part of these condensed consolidated financial statements.		(Concluded)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
BALANCES - January 1, 2018	92,095	$92	$6,405,490	$(2,486,440)	$3,919,142
Net income	-	-	-	15,012	15,012
Restricted stock issued	432	-	-	-	-
Restricted stock forfeited	(96)	-	-	-	-
Restricted stock used for tax withholdings	(105)	-	(3,104)	-	(3,104)
Stock-based compensation	-	-	4,563	-	4,563
BALANCES - March 31, 2018	92,326	92	6,406,949	(2,471,428)	3,935,613
Net income	-	-	-	2,120	2,120
Restricted stock issued	19	-	-	-	-
Restricted stock forfeited	(160)	-	-	-	-
Stock-based compensation	-	-	1,533	-	1,533
BALANCES - June 30, 2018	92,185	$92	$6,408,482	$(2,469,308)	$3,939,266

BALANCES - January 1, 2019	92,067	$92	$6,414,170	$(2,143,946)	$4,270,316
Net loss	-	-	-	(68,925)	(68,925)
Restricted stock forfeited	(106)	-	-	-	-
Restricted stock used for tax withholdings	(130)	-	(3,693)	-	(3,693)
Stock-based compensation	-	-	4,651	-	4,651
BALANCES - March 31, 2019	91,831	92	6,415,128	(2,212,871)	4,202,349
Net loss	-	-	-	(5,687)	(5,687)
Restricted stock issued	63	-	-	-	-
Restricted stock forfeited	(3)	-	-	-	-
Stock-based compensation	-	-	3,965	-	3,965
BALANCES - June 30, 2019	91,891	$92	$6,419,093	$(2,218,558)	$4,200,627

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

Condensed Consolidated Financial Statements—The unaudited condensed consolidated financial statements include the accounts of Whiting Petroleum Corporation and its consolidated subsidiaries.  Investments in entities which give Whiting significant influence, but not control, over the investee are accounted for using the equity method.  Under the equity method, investments are stated at cost plus the Company’s equity in undistributed earnings and losses.  All intercompany balances and transactions have been eliminated upon consolidation.  These financial statements have been prepared in accordance with GAAP and the SEC rules and regulations for interim financial reporting.  In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s interim results.  However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  The condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with Whiting’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2018.  Except as disclosed herein, there have been no material changes to the information disclosed in the notes to consolidated financial statements included in the Company’s 2018 Annual Report on Form 10-K.

Reclassifications—Certain prior period balances in the condensed consolidated balance sheets have been combined pursuant to Rule 10-01(a)(2) of Regulation S-X of the SEC. Additionally, certain prior period balances in the condensed consolidated statements of operations have been reclassified to conform to the current year presentation.  These include the reclassification of transportation, gathering, compression and other expenses and ad valorem taxes from previously reported lease operating expenses in the condensed consolidated statements of operations.  For all periods presented, transportation, gathering, compression and other expenses are presented as a separate caption and ad valorem taxes are combined with production taxes.  Such reclassifications had no impact on net income, cash flows or shareholders’ equity previously reported.

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

2.          OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30,	December 31,
	2019	2018
Costs of completed wells and facilities	$9,546,167	$9,182,384
Proved leasehold costs	2,734,887	2,729,593
Wells and facilities in progress	228,164	160,995
Unproved leasehold costs	109,019	122,687
Total oil and gas properties, successful efforts method	12,618,237	12,195,659
Accumulated depletion	(5,313,661)	(4,937,579)
Oil and gas properties, net	$7,304,576	$7,258,080

3.          ACQUISITIONS AND DIVESTITURES

2019 Acquisitions and Divestitures

There were no significant acquisitions or divestitures during the six months ended June 30, 2019.

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

There were no significant divestitures during the six months ended June 30, 2018.

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

Supplemental balance sheet information for the Company’s leases as of June 30, 2019 consisted of the following (in thousands):

Leases	Balance Sheet Classification	June 30, 2019

Operating Leases
Operating lease ROU assets	Other long-term assets	$18,634
Accumulated depreciation	Other long-term assets	(5,373)
Operating lease ROU assets, net		$13,261

Short-term operating lease obligations	Accrued liabilities and other	$6,335
Long-term operating lease obligations	Operating lease obligations	13,000
Total operating lease obligations		$19,335

Finance Leases
Finance lease ROU assets	Other property and equipment	$34,237
Accumulated depreciation	Accumulated depreciation, depletion and amortization	(14,424)
Finance lease ROU assets, net		$19,813

Short-term finance lease obligations	Accrued liabilities and other	$5,003
Long-term finance lease obligations	Other long-term liabilities	17,170
Total finance lease obligations		$22,173

The Company’s leases have terms of less than one year to 11 years.  Most of the Company’s leases do not state or imply a discount rate.  Accordingly, the Company uses its incremental borrowing rate based on information available at lease commencement to determine the present value of the lease payments.  Information regarding the Company’s lease terms and discount rates as of June 30, 2019 is as follows:

Weighted Average Remaining Lease Term
Operating leases	7 years
Finance leases	5 years

Weighted Average Discount Rate
Operating leases	4.9%
Finance leases	9.0%

Operating lease cost is recognized on a straight-line basis over the lease term.  Finance lease cost is recognized based on the effective interest method for the lease liability and straight-line amortization of the ROU asset, resulting in more cost being recognized in earlier lease periods.  All payments for short-term leases, including leases with a term of one month or less, are recognized in income or capitalized to the cost of oil and gas properties on a straight-line basis over the lease term.  Additionally, any variable payments, which are generally related to the corresponding utilization of the asset, are recognized in the period in which the obligation was incurred.  Lease cost for the three and six months ended June 30, 2019 consisted of the following (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$2,883	$5,753

Finance lease cost:
Amortization of ROU assets	$1,381	$2,778
Interest on lease liabilities	504	1,024
Total finance lease cost	$1,885	$3,802

Short-term lease payments	$220,741	$345,063
Variable lease payments	$5,840	$10,775

Total lease cost represents the total financial obligations of the Company, a portion of which has been or will be reimbursed by the Company’s working interest partners.  Lease cost is included in various line items on the consolidated statements of operations or capitalized to oil and gas properties and is recorded at the Company’s net working interest.

Supplemental cash flow information related to leases for the three and six months ended June 30, 2019 consisted of the following (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,637	$5,415
Operating cash flows from finance leases	$503	$1,021
Financing cash flows from finance leases	$1,258	$2,522

ROU assets obtained in exchange for new operating lease obligations	$2	$11
ROU assets obtained in exchange for new finance lease obligations	$599	$1,336

The Company’s lease obligations as of June 30, 2019 will mature as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2019	$4,518	$3,499
2020	4,001	6,399
2021	1,891	5,091
2022	1,857	4,014
2023	1,608	3,348
Remaining	9,232	5,766
Total lease payments	$23,107	$28,117
Less imputed interest	(3,772)	(5,944)
Total discounted lease payments	$19,335	$22,173

As of June 30, 2019, the Company had a contract for an additional corporate office that consists of approximately $35 million of undiscounted minimum lease payments.  The operating lease has a ten-year lease term.  A portion of the lease is expected to commence in July 2019, and the remaining portion is expected to commence in June 2020.

As of December 31, 2018, minimum future contractual payments for long-term leases under the scope of ASC 840 are as follows (in thousands):

		Pipeline	Automobile and
	Real Estate	Transportation	Equipment
Year ending December 31,	Leases	Agreement	Leases
2019	$7,407	$3,180	$4,216
2020	4,770	3,180	3,422
2021	4,066	3,180	1,678
2022	4,188	3,180	488
2023	4,017	3,180	35
Remaining	25,140	5,565	-
Total lease payments	$49,588	$21,465	$9,839

5.          LONG-TERM DEBT

Long-term debt, including the current portion, consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Credit agreement	$40,000	$-
1.25% Convertible Senior Notes due 2020	562,075	562,075
5.75% Senior Notes due 2021	873,609	873,609
6.25% Senior Notes due 2023	408,296	408,296
6.625% Senior Notes due 2026	1,000,000	1,000,000
Total principal	2,883,980	2,843,980
Unamortized debt discounts and premiums	(17,550)	(28,994)
Unamortized debt issuance costs on notes	(19,850)	(22,665)
Total debt	2,846,580	2,792,321
Less current portion of long-term debt	(542,716)	-
Total long-term debt	$2,303,864	$2,792,321

Credit Agreement

Whiting Oil and Gas, the Company’s wholly owned subsidiary, has a credit agreement with a syndicate of banks that as of June 30, 2019 had a borrowing base of $2.25 billion and aggregate commitments of $1.75 billion.  As of June 30, 2019, the Company had $1.7 billion of available borrowing capacity under the credit agreement, which was net of $40 million of borrowings outstanding and $2 million in letters of credit outstanding.

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

A portion of the revolving credit facility in an aggregate amount not to exceed $50 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.  As of June 30, 2019, $48 million was available for additional letters of credit under the agreement.

The credit agreement provides for interest only payments until maturity, when the credit agreement expires and all outstanding borrowings are due.  The credit agreement matures on April 12, 2023, provided that if at any time and for so long as any senior notes (other than the 2020 Convertible Senior Notes) have a maturity date prior to 91 days after April 12, 2023, the maturity date shall be the date that is 91 days prior to the maturity of such senior notes.  Interest under the credit agreement accrues at the Company’s option at either (i) a base rate for a base rate loan plus the margin in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR rate plus 1.0% per annum, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus the margin in the table below.  Additionally, the Company incurs commitment fees as set forth in the table below on the unused portion of the aggregate commitments of the lenders under the credit agreement, which are included as a component of interest expense.  At June 30, 2019, the weighted average interest rate on the outstanding principal balance under the credit agreement was 4.4%.

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

The credit agreement contains restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  Except for limited exceptions, the credit agreement also restricts the Company’s ability to make any dividend payments or distributions on its common stock.  These restrictions apply to all of the Company’s restricted subsidiaries (as defined in the credit agreement).  As of June 30, 2019, there were no retained earnings free from restrictions.  The credit agreement requires the Company, as of the last day of any quarter, to maintain the following ratios (as defined in the credit agreement): (i) a consolidated current assets to consolidated current liabilities ratio (which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0 and (ii) a total debt to last four quarters’ EBITDAX ratio of not greater than 4.0 to 1.0.  The Company was in compliance with its covenants under the credit agreement as of June 30, 2019.

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

Senior Notes and Convertible Senior Notes

The following table summarizes the material terms of the Company’s senior notes and convertible senior notes outstanding at June 30, 2019:

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

For the remaining $562 million aggregate principal amount of 2020 Convertible Senior Notes outstanding as of June 30, 2019, the Company has the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at its election.  The Company’s intent is to settle the principal amount of the 2020 Convertible Senior Notes in cash upon conversion.  Prior to January 1, 2020, the 2020 Convertible Senior Notes will be convertible at the holder’s option only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2020 Convertible Senior Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.  On or after January 1, 2020, the 2020 Convertible Senior Notes will be convertible at any time until the second scheduled trading day immediately preceding the April 1, 2020 maturity date of the notes.  The notes will be convertible at a current conversion rate of 6.4102 shares of Whiting’s common stock per $1,000 principal amount of the notes, which is equivalent to a current conversion price of approximately $156.00.  The conversion rate will be subject to adjustment in some events.  In addition, following certain corporate events that occur prior to the maturity date, the Company will increase, in certain circumstances, the conversion rate for a holder who elects to convert its 2020 Convertible Senior Notes in connection with such corporate event.  As of June 30, 2019, none of the contingent conditions allowing holders of the 2020 Convertible Senior Notes to convert these notes had been met.

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

The 2020 Convertible Senior Notes consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Liability component
Principal	$562,075	$562,075
Less: unamortized note discount	(17,950)	(29,504)
Less: unamortized debt issuance costs	(1,409)	(2,340)
Net carrying value	$542,716	$530,231
Equity component (1)	$136,522	$136,522
(1)	Recorded in additional paid-in capital, net of $5 million of issuance costs and $50 million of deferred taxes.

The following table presents the interest expense recognized on the 2020 Convertible Senior Notes related to the stated interest rate and amortization of the debt discount for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest expense on 2020 Convertible Senior Notes	$7,574	$7,258	$15,068	$14,439

Security and Guarantees

The Senior Notes and the 2020 Convertible Senior Notes are unsecured obligations of Whiting Petroleum Corporation and these unsecured obligations are subordinated to all of the Company’s secured indebtedness, which consists of Whiting Oil and Gas’ credit agreement.

The Company’s obligations under the Senior Notes and the 2020 Convertible Senior Notes are guaranteed by the Company’s 100%-owned subsidiaries, Whiting Oil and Gas, Whiting US Holding Company, Whiting Canadian Holding Company ULC and Whiting Resources Corporation (the “Guarantors”).  These guarantees are full and unconditional and joint and several among the Guarantors.  Any subsidiaries other than these Guarantors are minor subsidiaries as defined by Rule 3-10(h)(6) of Regulation S-X of the SEC.  Whiting Petroleum Corporation has no assets or operations independent of this debt and its investments in its consolidated subsidiaries.

6.          ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration (including removal of certain onshore and offshore facilities in California) in accordance with applicable local, state and federal laws.  The current portions at June 30, 2019 and December 31, 2018 were $3 million and $4 million, respectively, and have been included in accrued liabilities and other in the consolidated balance sheets.  The following table provides a reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2019 (in thousands):

Asset retirement obligation at January 1, 2019	$135,834
Additional liability incurred	1,982
Revisions to estimated cash flows	(7,511)
Accretion expense	5,819
Obligations on sold properties	(310)
Liabilities settled	167
Asset retirement obligation at June 30, 2019	$135,981

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

The table below details the Company’s costless collar and swap derivatives entered into to hedge forecasted crude oil production revenues as of June 30, 2019.

Derivative		Contracted Crude	Weighted Average NYMEX Price
Instrument	Period	Oil Volumes (Bbl)	for Crude Oil (per Bbl)
Collars (1)	Jul - Dec 2019	5,400,000	$52.56 - $75.17
	Jan - Jun 2020	728,000	$55.00 - $67.33
Swaps (1)	Jul - Dec 2019	3,300,000	$61.43
	Jan - Jun 2020	2,184,000	$58.88
	Total	11,612,000
(1)	Subsequent to June 30, 2019, the Company entered into additional swap contracts for 250,000 Bbl of crude oil volumes for the remainder of 2019.

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

Derivative Instrument Reporting—All derivative instruments are recorded in the consolidated financial statements at fair value, other than derivative instruments that meet the “normal purchase normal sale” exclusion or other derivative scope exceptions.  The following table summarizes the effects of derivative instruments on the consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

		(Gain) Loss Recognized in Income
Not Designated as	Statement of Operations	Three Months Ended June 30,
ASC 815 Hedges	Classification	2019	2018
Commodity contracts	Derivative (gain) loss, net	$(24,877)	$103,483
Total		$(24,877)	$103,483

		Loss Recognized in Income
Not Designated as	Statement of Operations	Six Months Ended June 30,
ASC 815 Hedges	Classification	2019	2018
Commodity contracts	Derivative (gain) loss, net	$38,028	$156,147
Total		$38,028	$156,147

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

		June 30, 2019 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Derivative assets	$28,484	$(2,513)	$25,971
Total derivative assets		$28,484	$(2,513)	$25,971
Derivative liabilities
Commodity contracts - current	Accrued liabilities and other	$2,513	$(2,513)	$-
Total derivative liabilities		$2,513	$(2,513)	$-

		December 31, 2018 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Derivative assets	$69,735	$(1,393)	$68,342
Total derivative assets		$69,735	$(1,393)	$68,342
Derivative liabilities
Commodity contracts - current	Accrued liabilities and other	$1,393	$(1,393)	$-
Total derivative liabilities		$1,393	$(1,393)	$-
(1)	Because counterparties to the Company’s financial derivative contracts subject to master netting arrangements are lenders under Whiting Oil and Gas’ credit agreement, which eliminates its need to post or receive collateral associated with its derivative positions, columns for cash collateral pledged or received have not been presented in these tables.

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

8.          FAIR VALUE MEASUREMENTS

The Company follows FASB ASC Topic 820, Fair Value Measurement and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement.  The three levels are defined as follows:

●	Level 1: Quoted Prices in Active Markets for Identical Assets – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2: Significant Other Observable Inputs – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
●	Level 3: Significant Unobservable Inputs – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The Company’s senior notes are recorded at cost and the convertible senior notes are recorded at fair value at the date of issuance.  The following table summarizes the fair values and carrying values of these instruments as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019		December 31, 2018
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
1.25% Convertible Senior Notes due 2020	$545,516	$542,716	$531,161	$530,231
5.75% Senior Notes due 2021	880,161	871,203	829,929	870,545
6.25% Senior Notes due 2023	408,296	405,037	375,632	404,659
6.625% Senior Notes due 2026	960,000	987,624	865,000	986,886
Total	$2,793,973	$2,806,580	$2,601,722	$2,792,321
(1)	Fair values are based on quoted market prices for these debt securities, and such fair values are therefore designated as Level 1 within the valuation hierarchy.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt discounts or premiums.

The Company’s derivative financial instruments are recorded at fair value and include a measure of the Company’s own nonperformance risk or that of its counterparty, as appropriate.  The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

				Total Fair Value
	Level 1	Level 2	Level 3	June 30, 2019
Financial Assets
Commodity derivatives – current	$-	$25,971	$-	$25,971
Total financial assets	$-	$25,971	$-	$25,971

				Total Fair Value
	Level 1	Level 2	Level 3	December 31, 2018
Financial Assets
Commodity derivatives – current	$-	$68,342	$-	$68,342
Total financial assets	$-	$68,342	$-	$68,342

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

Level 3 Fair Value Measurements—The following table presents a reconciliation of changes in the fair value of financial liabilities designated as Level 3 in the valuation hierarchy for the six months ended June 30, 2018 (in thousands):

Six Months Ended
June 30, 2018
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

9.          REVENUE RECOGNITION

The Company recognizes revenue in accordance with FASB ASC Topic 606 – Revenue Recognition (“ASC 606”).  Revenue is recognized at the point in time at which the Company’s performance obligations under its commodity sales contracts are satisfied and control of the commodity is transferred to the customer.  The Company has determined that its contracts for the sale of crude oil, unprocessed natural gas, residue gas and NGLs contain monthly performance obligations to deliver product at locations specified in the contract.  Control is transferred at the delivery location, at which point the performance obligation has been satisfied and revenue is recognized.  Fees included in the contract that are incurred prior to control transfer are classified as transportation, gathering, compression and other, and fees incurred after control transfers are included as a reduction to the transaction price.  The transaction price at which revenue is recognized consists entirely of variable consideration based on quoted market prices less various fees and the quantity of volumes delivered.  The table below presents the disaggregation of revenue by product type for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
OPERATING REVENUES
Oil sales	$403,870	$482,756	$763,324	$936,406
NGL and natural gas sales	22,394	43,647	52,429	105,080
Oil, NGL and natural gas sales	$426,264	$526,403	$815,753	$1,041,486

Whiting receives payment for product sales from one to three months after delivery.  At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable trade, net in the consolidated balance sheets.  As of June 30, 2019 and December 31, 2018, such receivable balances were $157 million and $165 million, respectively.  Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, however, differences have been and are insignificant.  Accordingly, the variable consideration is not constrained.

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

10.        STOCK-BASED COMPENSATION

Equity Incentive Plan—The Company maintains the Whiting Petroleum Corporation 2013 Equity Incentive Plan, as amended and restated (the “2013 Equity Plan”), which replaced the Whiting Petroleum Corporation 2003 Equity Incentive Plan (the “2003 Equity Plan”) and originally granted the authority to issue 1,325,000 shares of the Company’s common stock.  During 2016, shareholders approved an amendment to the 2013 Equity Plan granting the authority to issue an additional 1,375,000 shares of the Company’s common stock.  In May 2019, shareholders approved an additional amendment to the 2013 Equity Plan granting the authority to issue an additional 3,000,000 shares of the Company’s common stock.  Upon shareholder approval of the 2013 Equity Plan, the 2003 Equity Plan was terminated.  The 2003 Equity Plan continues to govern awards that were outstanding as of the date of its termination, which awards remain in effect pursuant to their terms.  Any shares netted or forfeited under the 2003 Equity Plan and any shares forfeited under the 2013 Equity Plan will be available for future issuance under the 2013 Equity Plan.  However, shares netted for tax withholding under the 2013 Equity Plan will be cancelled and will not be available for future issuance.  Under the amended and restated 2013 Equity Plan, no officer or other key employee participant may be granted during any calendar year options or stock appreciation rights for more than 500,000 shares of common stock or more than 500,000 shares of restricted stock (“RSAs”), restricted stock units (“RSUs”), performance shares (“PSAs”), or performance share units (“PSUs”), the value of which is based on the fair market value of a share of common stock.  In addition, no non-employee director participant may be granted during any calendar year options or stock appreciation rights for more than 25,000 shares of common stock, or more than 25,000 shares of RSAs or RSUs.  As of June 30, 2019, 3,449,427 shares of common stock remained available for grant under the 2013 Equity Plan.

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

During the six months ended June 30, 2019 and 2018, 389,303 and 234,949 shares, respectively, of service-based RSAs and RSUs were granted to executive officers and directors under the 2013 Equity Plan.  The Company determines compensation expense for these share-settled awards using their fair value at the grant date, which is based on the closing bid price of the Company’s common stock on such date.  The weighted average grant date fair value of service-based RSAs and RSUs was $27.97 per share and $31.92 per share for the six months ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2018, 308,432 shares of service-based RSUs were granted to employees under the 2013 Equity Plan.  These awards will be settled in cash and are recorded as a liability in the consolidated balance sheets.  The Company determines compensation expense for cash-settled RSUs using the fair value at the end of each reporting period, which is based on the closing bid price of the Company’s common stock on such date.

During the six months ended June 30, 2019 and 2018, 317,512 and 215,898, respectively, of PSAs and PSUs subject to certain market-based vesting criteria were granted to executive officers under the 2013 Equity Plan.  These market-based awards cliff vest on the third anniversary of the grant date, and the number of shares that will vest at the end of that three-year performance period is determined based on the rank of Whiting’s cumulative stockholder return compared to the stockholder return of a peer group of companies on each anniversary of the grant date over the three-year performance period.  The number of awards earned could range from zero up to two times the number of shares initially granted.  However, awards earned up to the target shares granted (or 100%) will be settled in shares, while awards earned in excess of the target shares granted will be settled in cash.  The cash-settled component of such awards is recorded as a liability in the consolidated balance sheets and will be remeasured at fair value using a Monte Carlo valuation model at the end of each reporting period.

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

The following table shows a summary of the Company’s service-based and market-based awards activity for the six months ended June 30, 2019:

	Number of Awards		Weighted Average
	Service‑Based	Market-Based	Grant Date
	RSAs & RSUs	PSAs & PSUs	Fair Value
Nonvested awards, January 1	554,527	503,696	$34.94
Granted	389,303	317,512	27.07
Vested	(335,911)	(98,581)	32.76
Forfeited	(5,955)	(111,199)	28.37
Nonvested awards, June 30	601,964	611,428	$31.77

There was no significant stock option activity during the six months ended June 30, 2019 and 2018.

Total stock compensation expense recognized for restricted stock was $4 million and $5 million for the three months ended June 30, 2019 and 2018, respectively, and $10 million and $12 million for the six months ended June 30, 2019 and 2018, respectively.

11.        INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three and six months ended June 30, 2019 and 2018 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to (i) the recognition of a full valuation allowance during the three months ended June 30, 2019 and (ii) for the three and six months ended June 30, 2018, a full valuation allowance was already in effect, which reduced the Company’s net tax expense to zero.

In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more likely than not that some portion, or all, of the Company’s DTAs will not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and projected future taxable income and results of operations.  If the Company concludes that it is more likely than not that some portion, or all, of its DTAs will not be realized, the tax asset is reduced by a valuation allowance.  The Company assesses the appropriateness of its valuation allowance on a quarterly basis.  At December 31, 2018, the Company had a valuation allowance totaling $152 million on a portion of its net DTAs, and as of June 30, 2019, the Company had a full valuation allowance on its DTAs.

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

12.       EARNINGS PER SHARE

The reconciliations between basic and diluted earnings (loss) per share are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic Earnings (Loss) Per Share
Net income (loss)	$(5,687)	$2,120	$(74,612)	$17,132
Weighted average shares outstanding, basic	91,286	90,940	91,261	90,916
Earnings (loss) per common share, basic	$(0.06)	$0.02	$(0.82)	$0.19

Diluted Earnings (Loss) Per Share
Net income (loss)	$(5,687)	$2,120	$(74,612)	$17,132
Weighted average shares outstanding, basic	91,286	90,940	91,261	90,916
Service-based awards, market-based awards and stock options	-	929	-	905
Weighted average shares outstanding, diluted	91,286	91,869	91,261	91,821
Earnings (loss) per common share, diluted	$(0.06)	$0.02	$(0.82)	$0.19

During the three months ended June 30, 2019, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes the anti-dilutive effect of 182,583 shares of service-based awards and 96,241 shares of market-based awards.  In addition, the diluted earnings per share calculation for the three months ended June 30, 2019 excludes the effect of 46,396 common shares for stock options that were out-of-the-money as of June 30, 2019.

During the three months ended June 30, 2018, the diluted earnings per share calculation excludes the effect of 112,574 common shares for stock options that were out-of-the-money as of June 30, 2018.

During the six months ended June 30, 2019, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes the anti-dilutive effect of 293,505 shares of service-based awards and 206,475 shares of market-based awards.  In addition, the diluted earnings per share calculation for the six months ended June 30, 2019 excludes the effect of 46,502 common shares for stock options that were out-of-the money as of June 30, 2019.

During the six months ended June 30, 2018, the diluted earnings per share calculation excludes the effect of 116,552 common shares for stock options that were out-of-the-money.

Refer to the “Stock-Based Compensation” footnote for further information on the Company’s service-based awards, market-based awards and stock options.

As discussed in the “Long-Term Debt” footnote, the Company has the option to settle conversions of the 2020 Convertible Senior Notes with cash, shares of common stock or any combination thereof.  Based on the current conversion price, the entire outstanding principal amount of the 2020 Convertible Senior Notes as of June 30, 2019 would be convertible into approximately 3.6 million shares of the Company’s common stock.  However, the Company’s intent is to settle the principal amount of the notes in cash upon conversion.  As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the notes (the “conversion spread”) is considered in the diluted earnings per share computation under the treasury stock method.  As of June 30, 2019 and 2018, the conversion value did not exceed the principal amount of the notes.  Accordingly, there was no impact to diluted earnings per share or the related disclosures for those periods.

13.       SUBSEQUENT EVENTS

On July 2, 2019, the Company entered into agreements for the sale of its interests in 58 non-operated, producing oil and gas wells located in Richland County, Montana and Mountrail and Williams counties of North Dakota for aggregate sales proceeds of $26 million (before closing adjustments).  Upon executing the sale agreements, the Company received a $3 million deposit.  This transaction is expected to close during the third quarter of 2019.

On July 29, 2019, the Company completed the divestiture of its interests in 137 non-operated, producing oil and gas wells located in the McKenzie, Mountrail and Williams counties of North Dakota for aggregate sales proceeds of $27 million (before closing adjustments).

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

Overview

We are an independent oil and gas company engaged in development, production, acquisition and exploration activities primarily in the Rocky Mountains region of the United States.  Our current operations and capital programs are focused on organic drilling opportunities and on the development of previously acquired properties, specifically on projects that we believe provide the greatest potential for repeatable success and production growth, while selectively pursuing acquisitions that complement our existing core properties and exploring other basins where we can apply our existing knowledge and expertise to build production and add proved reserves.  During 2018, we focused on high-return projects in our asset portfolio that added production and reserves while generating free cash flows from operations.  In 2019, we expect to continue to closely align our capital spending with cash flows generated from operations while focusing our development activities at our largest resource play in the Williston Basin of North Dakota and Montana.  We continually evaluate our property portfolio and sell properties when we believe that the sales price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.  Refer to the “Acquisitions and Divestitures” footnote in the notes to condensed consolidated financial statements for more information on our recent acquisition and divestiture activity.

Our revenue, profitability and future growth rate depend on many factors which are beyond our control, such as oil and gas prices, economic, political and regulatory developments, competition from other sources of energy, and the other items discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2018.  Oil and gas prices historically have been volatile and may fluctuate widely in the future.  The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas prices since the first quarter of 2017:

	2017				2018				2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude oil	$51.86	$48.29	$48.19	$55.39	$62.89	$67.90	$69.50	$58.83	$54.90	$59.83
Natural gas	$3.07	$3.09	$2.89	$2.87	$3.13	$2.77	$2.88	$3.62	$3.00	$2.58

Lower oil, NGL and natural gas prices may not only decrease our revenues on a per unit basis, but may also reduce the amount of oil and natural gas that we can produce economically and therefore potentially lower our oil and gas reserve quantities.  Substantial and extended declines in oil, NGL and natural gas prices have resulted, and may result, in impairments of our proved oil and gas properties or undeveloped acreage and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to finance planned capital expenditures.  In addition, lower commodity prices may reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of our lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders, as occurred with our last semi-annual redetermination where the borrowing base was lowered from $2.4 billion to $2.25 billion in April 2019.  Upon a redetermination, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under our credit agreement.  Alternatively, higher oil prices may result in significant mark-to-market losses being incurred on our commodity-based derivatives.

2019 Highlights and Future Considerations

Operational Highlights

Northern Rocky Mountains – Williston Basin

Our properties in the Williston Basin of North Dakota and Montana target the Bakken and Three Forks formations.  Net production from the Williston Basin averaged 113.2 MBOE/d for each of the first and the second quarters of 2019.  Across our acreage in the Williston Basin, we have implemented customized, right-sized completion designs which utilize the optimum volume of proppant, fluids, and frac stages to increase well performance while reducing cost.  We plan to continue to use right-sized completion design on wells we drill in 2019, while also utilizing state-of-the-art drilling rigs, high-torque mud motors and 3-D bit cutter technology to reduce time-on-location and total well cost.  As of June 30, 2019, we had four rigs active in the Williston Basin.  We put 50 operated wells on production in this area during the second quarter of 2019.

Central Rocky Mountains – Denver-Julesburg Basin

Our Redtail field in the Denver-Julesburg Basin (“DJ Basin”) in Weld County, Colorado targets the Niobrara and Codell/Fort Hays formations.  Net production from the Redtail field averaged 13.1 MBOE/d in the second quarter of 2019, representing an 12% decrease from 14.9 MBOE/d in the first quarter of 2019.  We have established production in the Niobrara “A”, “B” and “C” zones and the Codell/Fort Hays formations.  In late 2017, based on the comparative well performance results of the DJ Basin to the Williston Basin, our management decided to concentrate future development activities in the Williston Basin.  We completed 22 of our drilled uncompleted wells in our Redtail field during the first half of 2018 and have since ceased additional development activity in this area.

Our Redtail gas plant processes the associated gas produced from our wells in this area, and has a current inlet capacity of 50 MMcf/d.  As of June 30, 2019, the plant was processing 28 MMcf/d.

Acquisition and Divestiture Highlights

On July 2, 2019, we entered into agreements for the sale of our interests in 58 non-operated, producing oil and gas wells located in Richland County, Montana and Mountrail and Williams counties of North Dakota for aggregate sales proceeds of $26 million (before closing adjustments).  Upon executing the sale agreements, we received a $3 million deposit.  This transaction is expected to close during the third quarter of 2019.

On July 29, 2019, we completed the divestiture of our interests in 137 non-operated, producing oil and gas wells located in McKenzie, Mountrail and Williams counties of North Dakota for aggregate sales proceeds of $27 million (before closing adjustments).

On a combined basis, the divested properties consisted of less than 1% of our estimated proved reserves as of December 31, 2018 and our April 2019 average daily production.

Restructuring

On July 31, 2019, we executed a workforce reduction as part of an organizational redesign and cost reduction strategy to better align our business with the current operating environment and drive long-term value.  We expect the restructuring to result in annual cost savings of approximately $50 million, approximately 75% of which is general and administrative expense and 25% is lease operating expense and exploration expense.  We expect to incur a one-time net charge of approximately $8 million during the third quarter of 2019 related to this restructuring.

Results of Operations

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended June 30,
	2019	2018
Net production
Oil (MMBbl)	15.0	15.5
NGLs (MMBbl)	3.9	3.7
Natural gas (Bcf)	25.6	22.6
Total production (MMBOE)	23.1	22.9
Net sales (in millions)
Oil (1)	$763.3	$936.4
NGLs	29.2	71.5
Natural gas	23.3	33.6
Total oil, NGL and natural gas sales	$815.8	$1,041.5
Average sales prices
Oil (per Bbl) (1)	$50.91	$60.61
Effect of oil hedges on average price (per Bbl)	0.29	(5.07)
Oil after the effect of hedging (per Bbl)	$51.20	$55.54
Weighted average NYMEX price (per Bbl) (2)	$57.26	$65.41
NGLs (per Bbl)	$7.52	$19.34
Natural gas (per Mcf)	$0.91	$1.48
Weighted average NYMEX price (per MMBtu) (2)	$2.79	$2.95
Costs and expenses (per BOE)
Lease operating expenses	$7.39	$6.80
Transportation, gathering, compression and other	$0.91	$0.98
Production and ad valorem taxes	$2.92	$3.66
Depreciation, depletion and amortization	$17.33	$16.90
General and administrative	$2.92	$2.75
(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue decreased $226 million to $816 million when comparing the first half of 2019 to the same period in 2018.  Sales revenue is a function of oil, NGL and gas volumes sold and average commodity prices realized.  Our oil volumes decreased 3% and our NGL and natural gas sales volumes increased 5% and 13%, respectively, between periods.  The oil volume decrease between periods was primarily attributable to normal field production decline primarily in the DJ Basin, where we have ceased additional development activity, as well as infrastructure constraints in the Williston Basin and the impact of severe weather experienced in both the Williston Basin and the DJ Basin.  This decrease was partially offset by new wells drilled and completed over the last twelve months in the Williston Basin and DJ Basin which added 5,685 MBbl and 210 MBbl, respectively, of oil production during the first half of 2019 as compared to the first half of 2018.  The NGL volume increase between periods generally relates to new wells drilled and completed in the Williston Basin and DJ Basin over the last twelve months, as well as additional volumes processed as more wells were connected to gas processing plants in the Williston Basin in an effort to increase our overall gas capture rate in this area and reduce flared volumes.  Many of the new Williston Basin wells are in areas with higher gas-to-oil production ratios than previously drilled areas.  These NGL volume increases were partially offset by normal field production decline across several of our areas.  The gas volume increase between periods was primarily due to new wells drilled and completed at our Williston Basin and DJ Basin properties over the last twelve months which resulted in 7,470 MMcf and 710 MMcf, respectively, of additional gas volumes during the first half of 2019 as compared to the first half of 2018.  These increases were partially offset by normal field production decline across several of our areas.

The NGL and natural gas production-related increases in net revenue were offset by decreases in the average sales price realized for oil, NGLs and natural gas in the first half of 2019 compared to 2018.  Our average price for oil (before the effects of hedging), NGLs and natural gas decreased 16%, 61% and 39%, respectively.  Our average sales price realized for oil is impacted by deficiency payments we were making under two physical delivery contracts at our Redtail field due to our inability to meet the minimum volume commitments under these contracts.  During the six months ended June 30, 2019 and 2018, our total average sales price realized for oil was $1.89 per Bbl lower and $1.10 per Bbl lower, respectively, as a result of these deficiency payments.  On February 1, 2018, we paid $61 million to the counterparty to one of these Redtail delivery contracts to settle all future minimum volume commitments under the agreement.  The remaining agreement will continue to negatively impact the price we receive for oil from our Redtail field through April 2020, when the contract terminates.

Lease Operating Expenses.  Our lease operating expenses (“LOE”) during the first half of 2019 were $171 million, a $15 million increase over the same period in 2018.  This increase was primarily due to new wells put on production in the Williston Basin during the past twelve months, as well as rising costs of oilfield goods and services and an increase in well workover activity between periods.

Our lease operating expenses on a BOE basis also increased when comparing the first half of 2019 to the same 2018 period.  LOE per BOE amounted to $7.39 during the first half of 2019, which represents an increase of $0.59 per BOE (or 9%) from the first half of 2018.  This increase was mainly due to the overall increase in LOE expense discussed above, partially offset by higher overall production volumes between periods.

Transportation, Gathering, Compression and Other.  Our transportation, gathering, compression and other expenses (“TGC”) during the first half of 2019 were $21 million, a $2 million decrease over the same period in 2018.  This decrease was primarily due to lower realized NGL prices during the first half of 2019, which led to lower gas processing fees under our percentage-of-proceeds contracts as compared to the first half of 2018.

TGC per BOE also decreased when comparing the first half of 2019 to the same 2018 period.  TGC per BOE amounted to $0.91 per BOE during the first half of 2019, which represents a decrease of $0.07 per BOE (or 7%) from the first half of 2018.  This decrease was mainly due to the overall decrease in TGC expense discussed above, as well as higher overall production volumes between periods.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes during the first half of 2019 were $68 million, a $16 million decrease over the same period in 2018, which was primarily due to lower sales revenue between periods.  Our production taxes, however, are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis was 8.3% and 7.8% for the first half of 2019 and 2018, respectively.  Our production tax rate for 2019 was higher than the rate for 2018 primarily due to our concentration of development in the Williston Basin states of North Dakota and Montana, which have a higher tax rate than Colorado where our DJ Basin assets are located.  This increase was partially offset by certain North Dakota wells receiving stripper well status, which has a 5% tax rate.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization (“DD&A”) expense increased $14 million in 2019 as compared to the first half of 2018.  The components of our DD&A expense were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Depletion	$392,527	$378,616
Accretion of asset retirement obligations	5,819	5,454
Depreciation	2,795	3,143
Total	$401,141	$387,213

DD&A increased between periods primarily due to $14 million in higher depletion expense, consisting of a $10 million increase related to a higher depletion rate between periods, as well as a $4 million increase due to higher overall production volumes during the first half of 2019.  On a BOE basis, our overall DD&A rate of $17.33 for the first half of 2019 was 3% higher than the rate of $16.90 for the same period in 2018.  The primary factor contributing to this higher DD&A rate was downward revisions to proved reserves over the last twelve months, in addition to a recent shift in production to areas with a higher average historical DD&A rate.

Exploration and Impairment Costs. Our exploration and impairment costs increased $4 million for the first half of 2019 as compared to the same period in 2018.  The components of our exploration and impairment expense were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Exploration	$19,976	$10,763
Impairment	13,179	18,310
Total	$33,155	$29,073

Exploration costs increased $9 million during the first half of 2019 as compared to the same period in 2018 primarily due to increased deficiency fees paid under our produced water disposal agreement driven by reduced drilling and completion activity at our Redtail field.

Impairment expense for the first half of 2019 and 2018 primarily related to the amortization of leasehold costs associated with individually insignificant unproved properties.

General and Administrative Expenses.  We report general and administrative (“G&A”) expenses net of third-party reimbursements and internal allocations.  The components of our G&A expenses were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
General and administrative expenses	$117,451	$112,836
Reimbursements and allocations	(49,904)	(49,755)
General and administrative expenses, net	$67,547	$63,081

G&A expense, net, increased slightly when comparing the first half of 2019 to the same 2018 period.  G&A expense per BOE amounted to $2.92 during the first half of 2019, which also represents a slight increase of $0.17 per BOE (or 6%) from the first half of 2018.

Derivative (Gain) Loss, Net.  Our commodity derivative contracts are marked to market each quarter with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment to or from the counterparty.  Derivative (gain) loss, net, amounted to a loss of $38 million for the six months ended June 30, 2019, related to our costless collar and swap commodity derivative contracts and resulted from the upward shift in the futures curve of forecasted commodity prices (“forward price curve”) for crude oil from January 1, 2019 (or the 2019 date on which new contracts were entered into) to June 30, 2019.  Derivative (gain) loss, net amounted to a loss of $156 million for the six months ended June 30, 2018, which consisted of a $158 million loss on our costless collar and swap commodity derivative contracts resulting from the more significant upward shift in the same forward price curve from January 1, 2018 (or the 2018 date on which prior year contracts were entered into) to June 30, 2018, partially offset by a $2 million fair value gain on our long-term crude oil sales and delivery contract.

Refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, for a list of our outstanding commodity derivative contracts as of July 12, 2019.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Notes	$74,512	$77,852
Amortization of debt issue costs, discounts and premiums	15,734	15,342
Credit agreement	6,242	7,306
Other	339	730
Total	$96,827	$101,230

The decrease in interest expense of $4 million between periods was mainly attributable to lower interest costs incurred on our notes during the first half of 2019 as compared to the first half of 2018, resulting from the redemption of the 2019 Notes in January 2018.  Refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements for more information on this debt transaction.

Our weighted average debt outstanding during the first half of 2019 was $2.9 billion versus $3.1 billion for the first half of 2018.  Our weighted average effective cash interest rate was 5.5% during both the first half of 2019 and the first half of 2018.

Loss on Extinguishment of Debt.  During the first half of 2018, we redeemed all of the remaining $961 million aggregate principal amount of 2019 Senior Notes and recognized a $31 million loss on extinguishment of debt.  Refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements for more information on this debt transaction.

Income Tax Expense (Benefit).  Income tax expense (benefit) for the first half of 2019 totaled to a benefit of $1 million.  As of December 31, 2017, we recorded a full valuation allowance on our deferred tax assets.  Accordingly, we did not recognize any income tax expense or benefit during the first half of 2018.  As a result of positive pre-tax income during 2018, we transitioned from a net deferred tax asset position to a net deferred liability position as of December 31, 2018, and we released the valuation allowance related to our general net deferred tax assets that was established in 2017.  As a result of pre-tax losses for the first half of 2019, we transitioned from a net deferred tax liability position to a net deferred tax asset position which resulted in the recognition of a full valuation allowance on our deferred tax assets as of June 30, 2019.

Our overall effective tax rate of 1.8% for the first half of 2019 was lower than the U.S. statutory income tax rate primarily due to the recognition of a full valuation allowance during the second quarter of 2019.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Three Months Ended
	June 30,
	2019	2018
Net production
Oil (MMBbl)	7.5	7.7
NGLs (MMBbl)	1.9	1.9
Natural gas (Bcf)	13.0	11.3
Total production (MMBOE)	11.6	11.5
Net sales (in millions)
Oil (1)	$403.9	$482.8
NGLs	16.3	28.7
Natural gas	6.1	14.9
Total oil, NGL and natural gas sales	$426.3	$526.4
Average sales prices
Oil (per Bbl) (1)	$54.14	$62.61
Effect of oil hedges on average price (per Bbl)	0.38	(6.92)
Oil net of hedging (per Bbl)	$54.52	$55.69
Weighted average NYMEX price (per Bbl) (2)	$59.73	$67.91
NGLs (per Bbl)	$8.43	$15.26
Natural gas (per Mcf)	$0.47	$1.32
Weighted average NYMEX price (per MMBtu) (2)	$2.58	$2.77
Cost and expenses (per BOE)
Lease operating expenses	$7.52	$6.55
Transportation, gathering, compression and other	$0.96	$0.97
Production and ad valorem taxes	$3.41	$4.01
Depreciation, depletion and amortization	$17.55	$17.36
General and administrative	$2.82	$2.75
(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue decreased $100 million to $426 million when comparing the second quarter of 2019 to the same period in 2018.  Sales revenue is a function of oil, NGL and gas volumes sold and average commodity prices realized.  Our oil volumes decreased 3% and our NGL and natural gas sales volumes increased 3% and 15%, respectively, between periods.  The oil volume decrease between periods was primarily attributable to normal field production decline primarily in the DJ Basin, where we have ceased additional development activity, as well as infrastructure constraints in the Williston Basin and the impact of severe weather experienced in the Williston Basin.  This decrease was partially offset by new wells drilled and completed over the last twelve months in the Williston Basin and DJ Basin which added 3,010 MBbl and 35 MBbl, respectively, of oil production during the second quarter of 2019 as compared to the second quarter of 2018.  The NGL volume increase between periods generally relates to new wells drilled and completed in the Williston Basin and DJ Basin over the last twelve months, as well as additional volumes processed as more wells were connected to gas processing plants in the Williston Basin in an effort to increase our overall gas capture rate in this area and reduce flared volumes.  Many of the new Williston Basin wells are in areas with higher gas-to-oil production ratios than previously drilled areas.  These NGL volume increases were partially offset by normal field production decline across several of our areas.  The gas volume increase between periods was primarily due to new wells drilled and completed at our Williston Basin and DJ Basin properties over the last twelve months which resulted in 4,130 MMcf and 290 MMcf, respectively, of additional gas volumes during the second quarter of 2019 as compared to the second quarter of 2018.  These increases were partially offset by normal field production decline across several of our areas.

The NGL and natural gas production-related increases in net revenue were offset by decreases in the average sales price realized for oil, NGLs and natural gas in the second quarter of 2019 compared to 2018.  Our average price for oil (before the effects of hedging), NGLs and natural gas decreased 14%, 45% and 64%, respectively.  Our average sales price realized for oil is impacted by deficiency payments we were making under a physical delivery contract at our Redtail field due to our inability to meet the minimum volume commitments under this contract.  During the three months ended June 30, 2019 and 2018, our total average sales price realized for oil was $2.07 per Bbl lower and $1.10 per Bbl lower, respectively, as a result of these deficiency payments.  This agreement will continue to negatively impact the price we receive for oil from our Redtail field through April 2020, when the contract terminates.

Lease Operating Expenses.  Our LOE during the second quarter of 2019 were $87 million, a $12 million increase over the same period in 2018.  This increase was primarily due to new wells put on production in the Williston Basin during the past twelve months, as well as rising costs of oilfield goods and services and an increase in well workover activity between periods.

Our lease operating expenses on a BOE basis also increased when comparing the second quarter of 2019 to the same 2018 period.  LOE per BOE amounted to $7.52 during the second quarter of 2019, which represents an increase of $0.97 per BOE (or 15%) from the second quarter of 2018.  This increase was mainly due to the overall increase in LOE expense discussed above, partially offset by higher overall production volumes between periods.

Transportation, Gathering, Compression and Other.  Our TGC decreased slightly when comparing the second quarter of 2019 to the same period in 2018, and TGC per BOE also decreased slightly between periods.  TGC per BOE amounted to $0.96 per BOE during the second quarter of 2019, which represents a $0.01 per BOE (or 1%) decrease from the second quarter of 2018.  This decrease was mainly due to higher overall production volumes between periods.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes during the second quarter of 2019 were $39 million, a $7 million decrease over the same period in 2018, which was primarily due to lower sales revenue between periods.  Our production taxes, however, are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis was 9.0% and 8.2% for the second quarter of 2019 and 2018, respectively.  Our production tax rate for 2019 was higher than the rate for 2018 due to our concentration of development in the Williston Basin states of North Dakota and Montana, which have a higher tax rate than Colorado where our DJ Basin assets are located.

Depreciation, Depletion and Amortization.  Our DD&A expense increased $4 million in 2019 as compared to the second quarter of 2018.  The components of our DD&A expense were as follows (in thousands):

	Three Months Ended
	June 30,
	2019	2018
Depletion	$198,656	$194,971
Depreciation	1,416	1,577
Accretion of asset retirement obligations	2,937	2,746
Total	$203,009	$199,294

DD&A increased between periods primarily due to $4 million in higher depletion expense, consisting of a $3 million increase related to a higher depletion rate between periods, as well as a $1 million increase due to higher overall production volumes during the second quarter of 2019.  On a BOE basis, our overall DD&A rate of $17.55 for the second quarter of 2019 was 1% higher than the rate of $17.36 for the same period in 2018.

Exploration and Impairment Costs. Our exploration and impairment costs decreased slightly for the second quarter of 2019 as compared to the same period in 2018.  The components of our exploration and impairment expense were as follows (in thousands):

	Three Months Ended
	June 30,
	2019	2018
Exploration	$10,070	$5,527
Impairment	3,336	8,260
Total	$13,406	$13,787

Exploration costs increased $5 million during the second quarter of 2019 as compared to the same period in 2018 primarily due to increased deficiency fees paid under our produced water disposal agreement driven by reduced drilling and completion activity at our Redtail field.

Impairment expense for the second quarter of 2019 and 2018 primarily related to the amortization of leasehold costs associated with individually insignificant unproved properties.

General and Administrative Expenses.  We report G&A expenses net of third-party reimbursements and internal allocations.  The components of our G&A expenses were as follows (in thousands):

	Three Months Ended
	June 30,
	2019	2018
General and administrative expenses	$57,966	$56,367
Reimbursements and allocations	(25,393)	(24,766)
General and administrative expenses, net	$32,573	$31,601

G&A expense, net, increased slightly when comparing the second quarter of 2019 to the same 2018 period.  G&A expense per BOE amounted to $2.82 during the second quarter of 2019, which also represents a slight increase of $0.07 per BOE (or 3%) from the second quarter of 2018.

Derivative (Gain) Loss, Net.  Our commodity derivative contracts are marked to market each quarter with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment to or from the counterparty.  Derivative (gain) loss, net, amounted to a gain of $25 million for the three months ended June 30, 2019, related to our costless collar and swap commodity derivative contracts and resulted from the downward shift in the forward price curve for crude oil from April 1, 2019 (or the 2019 date on which new contracts were entered into) to June 30, 2019.  Derivative (gain) loss, net amounted to a loss of $103 million for the three months ended June 30, 2018, related to our costless collar and swap commodity derivative contracts and resulted from the significant upward shift in the same forward price curve from April 1, 2018 (or the 2018 date on which prior year contracts were entered into) to June 30, 2018.

Refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, for a list of our outstanding commodity derivative contracts as of July 12, 2019.

Interest Expense.  Interest remained relatively consistent when comparing the second quarter of 2019 to the same period in 2018.  The components of our interest expense were as follows (in thousands):

	Three Months Ended
	June 30,
	2019	2018
Notes	$37,257	$37,257
Amortization of debt issue costs, discounts and premiums	7,915	7,537
Credit agreement	3,256	3,218
Other	300	319
Total	$48,728	$48,331

Our weighted average debt outstanding during both the second quarter of 2019 and the second quarter of 2018 was $3.0 billion.  Our weighted average effective cash interest rate was 5.5% during both the second quarter of 2019 and the second quarter of 2018.

Income Tax Expense (Benefit).  Income tax expense (benefit) for the second quarter of 2019 totaled to an expense of $23 million.  As of December 31, 2017, we recorded a full valuation allowance on our deferred tax assets.  Accordingly, we did not recognize any income tax expense or benefit during the second quarter of 2018.  As a result of positive pre-tax income during 2018, we transitioned from a net deferred tax asset position to a net deferred liability position as of December 31, 2018, and we released the valuation allowance related to our general net deferred tax assets that was established in 2017.  However, as a result of pre-tax losses for the second quarter of 2019, we transitioned from a net deferred tax liability position to a net deferred tax asset position which resulted in the recognition of a full valuation allowance on our deferred tax assets as of June 30, 2019.

Our overall effective tax rate of 132.0% for the second quarter of 2019 was higher than the U.S. statutory income tax rate primarily due to the recognition of a full valuation allowance during the second quarter of 2019.

Liquidity and Capital Resources

Overview.  At June 30, 2019, we had $7 million of cash on hand and $4.2 billion of equity, while at December 31, 2018, we had $14 million of cash on hand and $4.3 billion of equity.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility, which we partially mitigate through the use of commodity hedge contracts.  Oil accounted for 65% and 67% of our total production in the first half of 2019 and 2018, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in NGL or natural gas prices.  As of July 12, 2019, we had derivative contracts covering the sale of approximately 61% of our forecasted oil production volumes for the remainder of 2019.  For a list of all of our outstanding derivatives as of July 12, 2019, refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk”.

During the first half of 2019, we generated $382 million of cash provided by operating activities, a decrease of $161 million from the same period in 2018.  Cash provided by operating activities decreased primarily due to lower realized sales prices for oil, NGLs and natural gas and lower crude oil production volumes, as well as higher lease operating expenses, exploration costs and cash general and administrative expenses.  These negative factors were partially offset by higher NGL and natural gas production volumes, a decrease in cash settlements paid on our derivative contracts, and lower production and ad valorem taxes, cash interest expense and TGC during the first half of 2019 as compared to the same period in 2018.  Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on increases and decreases in certain expenses between periods.

During the first half of 2019, cash flows from operating activities, proceeds from the sale of properties, cash on hand and $40 million of net borrowings under our credit agreement were used to finance $425 million of drilling and development expenditures and $8 million of other property and equipment.

Exploration and Development Expenditures.  The following table details our exploration and development (“E&D”) expenditures incurred by core area (in thousands):

	Six Months Ended June 30,
	2019	2018
Northern Rocky Mountains	$444,694	$307,383
Central Rocky Mountains	199	75,781
Other (1)	6,007	7,230
Total incurred	$450,900	$390,394
(1)	Other primarily includes non-core oil and gas properties located in Colorado, Mississippi, New Mexico, North Dakota, Texas and Wyoming.

We continually evaluate our capital needs and compare them to our capital resources.  Our 2019 E&D budget is a range of $800 million to $840 million, which we expect to fund substantially with net cash provided by operating activities and cash on hand.  The forecasted midpoint of our 2019 E&D budget of $820 million represents a slight decrease from the $832 million incurred on E&D expenditures during 2018.  We believe that should additional attractive acquisition opportunities arise or E&D expenditures exceed $820 million, we will be able to finance additional capital expenditures through agreements with industry partners, divestitures of certain oil and gas property interests, borrowings under our credit agreement or by accessing the capital markets.  Our level of E&D expenditures is largely discretionary, although a portion of our E&D expenditures are for non-operated properties where we have limited control over the timing and amount of such expenditures, and the amount of funds we devote to any particular activity may increase or decrease significantly depending on commodity prices, cash flows, available opportunities and development results, among other factors.  We believe that we have sufficient liquidity and capital resources to execute our business plan over the next 12 months and for the foreseeable future.  With our expected cash flow streams, commodity price hedging strategies, current liquidity levels (including availability under our credit agreement), access to debt and equity markets and flexibility to modify future capital expenditure programs, we expect to be able to fund all planned capital programs and debt repayments, comply with our debt covenants, and meet other obligations that may arise from our oil and gas operations.

Credit Agreement.  Whiting Oil and Gas, our wholly owned subsidiary, has a credit agreement with a syndicate of banks that as of June 30, 2019 had a borrowing base and aggregate commitments of $2.25 billion and $1.75 billion, respectively.  As of June 30, 2019, we had $1.7 billion of available borrowing capacity under the credit agreement, which was net of $40 million of borrowings outstanding and $2 million in letters of credit outstanding.

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

A portion of the revolving credit facility in an aggregate amount not to exceed $50 million may be used to issue letters of credit, for the account of Whiting Oil and Gas or other designated subsidiaries of ours.  As of June 30, 2019, $48 million was available for additional letters of credit under the agreement.

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

The credit agreement contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of our lenders.  Except for limited exceptions, the credit agreement also restricts our ability to make any dividend payments or distributions on our common stock.  These restrictions apply to all of our restricted subsidiaries (as defined in the credit agreement).  As of June 30, 2019, the credit agreement required us, as of the last day of any quarter, to maintain the following ratios (as defined in the credit agreement): (i) a consolidated current assets to consolidated current liabilities ratio (which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0 and (ii) a total debt to the last four quarters’ EBITDAX ratio of not greater than 4.0 to 1.0.  We were in compliance with our covenants under the credit agreement as of June 30, 2019.  For further information on the loan security related to our credit agreement, refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements.

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

For the remaining $562 million aggregate principal amount of 2020 Convertible Senior Notes outstanding as of June 30, 2019, we have the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at our election.  Our intent is to settle the principal amount of the 2020 Convertible Senior Notes in cash upon conversion.  Prior to January 1, 2020, the 2020 Convertible Senior Notes will be convertible at the holder’s option only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2020 Convertible Senior Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.  On or after January 1, 2020, the 2020 Convertible Senior Notes will be convertible at any time until the second scheduled trading day immediately preceding the April 1, 2020 maturity date of the notes.  The notes will be convertible at a current conversion rate of 6.4102 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to a current conversion price of approximately $156.00.  The conversion rate will be subject to adjustment in some events.  In addition, following certain corporate events that occur prior to the maturity date, we will increase, in certain circumstances, the conversion rate for a holder who elects to convert its 2020 Convertible Senior Notes in connection with such corporate event.  As of June 30, 2019, none of the contingent conditions allowing holders of the 2020 Convertible Senior Notes to convert these notes had been met.

Note Covenants.  The indentures governing the Senior Notes restrict us from incurring additional indebtedness, subject to certain exceptions, unless our fixed charge coverage ratio (as defined in the indentures) is at least 2.0 to 1.  If we were in violation of this covenant, then we may not be able to incur additional indebtedness, including under Whiting Oil and Gas’ credit agreement.  Additionally, these indentures contain restrictive covenants that may limit our ability to, among other things, pay cash dividends, make certain other restricted payments, redeem or repurchase our capital stock, make investments or issue preferred stock, sell assets, consolidate, merge or transfer all or substantially all of the assets of ours and our restricted subsidiaries taken as a whole, and enter into hedging contracts.  These covenants may potentially limit the discretion of our management in certain respects.  We were in compliance with these covenants as of June 30, 2019.  However, a substantial or extended decline in oil, NGL or natural gas prices may adversely affect our ability to comply with these covenants in the future.

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

Critical Accounting Policies and Estimates

Information regarding critical accounting policies and estimates is contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  The following is a material update to such critical accounting policies and estimates:

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

These risks and uncertainties include, but are not limited to: declines in, or extended periods of low oil, NGL or natural gas prices; our level of success in exploration, development and production activities; risks related to our level of indebtedness, ability to comply with debt covenants and periodic redeterminations of the borrowing base under our credit agreement; the geographic concentration of our operations; the ability to achieve the benefits of our organizational redesign and cost reduction strategy; impacts to financial statements as a result of impairment write-downs; federal and state initiatives relating to the regulation of hydraulic fracturing and air emissions; revisions to reserve estimates as a result of changes in commodity prices, regulation and other factors; adverse weather conditions that may negatively impact development or production activities; the timing of our exploration and development expenditures; inaccuracies of our reserve estimates or our assumptions underlying them; risks relating to any unforeseen liabilities of ours; our ability to generate sufficient cash flows from operations to meet the internally funded portion of our capital expenditures budget; our ability to obtain external capital to finance exploration and development operations; our ability to successfully complete asset dispositions and the risks related thereto; unforeseen underperformance of or liabilities associated with acquired properties; the impacts of hedging on our results of operations; failure of our properties to yield oil or gas in commercially viable quantities; availability of, and risks associated with, transport of oil and gas; our ability to drill producing wells on undeveloped acreage prior to its lease expiration; shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and completion services; uninsured or underinsured losses resulting from our oil and gas operations; our inability to access oil and gas markets due to market conditions or operational impediments; the impact and costs of compliance with laws and regulations governing our oil and gas operations; the potential impact of changes in laws that could have a negative effect on the oil and gas industry; our ability to replace our oil and natural gas reserves; negative impacts from litigation and legal proceedings; any loss of our senior management or technical personnel; competition in the oil and gas industry; cyber security attacks or failures of our telecommunication systems; and other risks described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2018.  We assume no obligation, and disclaim any duty, to update the forward-looking statements in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The price we receive for our oil, NGL and gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Crude oil and natural gas are commodities, and therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand.  Historically, the markets for oil, NGLs and gas have been volatile, and these markets will likely continue to be volatile in the future.  Based on production for the first half of 2019, our income (loss) before income taxes for the six months ended June 30, 2019 would have moved up or down $76 million for each 10% change in oil prices per Bbl, $3 million for each 10% change in NGL prices per Bbl and $2 million for each 10% change in natural gas prices per Mcf.

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

Crude Oil Costless Collars and Swaps.  The collared hedges shown in the table below have the effect of providing a protective floor while allowing us to share in upward pricing movements.  While these hedges are designed to reduce our exposure to price decreases, they also have the effect of limiting the benefit of price increases above the ceiling.  The fair value of our crude oil costless collars at June 30, 2019 was a net asset of $10 million.  A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of June 30, 2019 would cause a decrease of $11 million or an increase of $13 million, respectively, in this fair value asset.

The swap contracts shown in the table below entitle us to receive settlement from the counterparty in amounts, if any, by which the settlement price for the applicable calculation period is less than the fixed price, or to pay the counterparty if the settlement price for the applicable calculation period is more than the fixed price.  While the fixed-price swaps are designed to decrease our exposure to downward price movements, they also have the effect of limiting the benefit of upward price movements.  The fair value of our swaps at June 30, 2019 was a net asset of $16 million.  A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of June 30, 2019 would cause a decrease or increase, respectively, of $31 million in this fair value asset.

Our outstanding commodity derivative contracts as of July 12, 2019 are summarized below:

			Average	Weighted Average
Derivative			Monthly Volume	NYMEX Price
Instrument	Commodity	Period	(Bbl)	(Per Bbl)
				Floor/Ceiling
Collars	Crude oil	07/2019 to 09/2019	900,000	$52.56/$75.17
	Crude oil	10/2019 to 12/2019	900,000	$52.56/$75.17
	Crude oil	01/2020 to 03/2020	121,333	$55.00/$67.33
	Crude oil	04/2020 to 06/2020	121,333	$55.00/$67.33

				Fixed Price
Swaps	Crude oil	07/2019 to 09/2019	583,333	$61.35
	Crude oil	10/2019 to 12/2019	600,000	$61.32
	Crude oil	01/2020 to 03/2020	364,000	$58.88
	Crude oil	04/2020 to 06/2020	364,000	$58.88

Interest Rate Risk

Our quantitative and qualitative disclosures about interest rate risk related to our credit agreement, senior notes and convertible notes are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and have not materially changed since that report was filed.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2019.  Based upon their evaluation of these disclosure controls and procedures, the Chairman, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2019, we entered into a settlement with the Colorado Department of Public Health and Environment (the “CDPHE”) concerning certain air quality permit and regulatory violations discovered in the course of an audit of our Colorado operations pursuant to Colorado’s Environmental Audit Privilege and Immunity Law.  Under the terms of the settlement agreement, we and the CDPHE agreed that we would pay penalties of $291,000, which were paid in full in July 2019.

Item 1A.  Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  No material change to such risk factors has occurred during the six months ended June 30, 2019.

Item 5.    Other Information

On July 31, 2019, we determined that the employment of Peter W. Hagist, our Senior Vice President, Planning and Reservoir Engineering, will end effective September 1, 2019.

Item 6.    Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(10.1)

Executive Employment and Severance Agreement, between Correne S. Loeffler and Whiting Petroleum Corporation, effective as of August 1, 2019 [Incorporated by reference to Exhibit 10.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on January 5, 2015 (File No. 001-31899)].

(10.2)

Non-Competition and Non-Solicitation Agreement, between Michael J. Stevens and Whiting Petroleum Corporation effective as of August 1, 2019 [Incorporated by reference to Exhibit 10.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on July 16, 2019 (File No. 001-31899)].

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

(101)

The following materials from Whiting Petroleum Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Equity for the Six Months Ended June 30, 2019 and 2018 and (v) Notes to Condensed Consolidated Financial Statements.  The instance document does not appear in the interactive data file because its XBRL tags are embedded within the iXBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of August, 2019.

WHITING PETROLEUM CORPORATION

By	/s/ Bradley J. Holly
Bradley J. Holly
Chairman, President and Chief Executive Officer

By	/s/ Michael J. Stevens
Michael J. Stevens
Senior Vice President and Chief Financial Officer

By	/s/ Sirikka R. Lohoefener
Sirikka R. Lohoefener
Vice President, Controller and Treasurer