Form 10-Q
period 2020-03-31
WHITING PETROLEUM CORP
filed 2020-05-07
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-31899

WHITING PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-0098515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Lincoln Street, Suite 4700 Denver, Colorado	80203-4547
(Address of principal executive offices)	(Zip code)

(303) 837-1661
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value Preferred Stock Purchase Rights	WLL N/A	New York Stock Exchange New York Stock Exchange
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)

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

Number of shares of the registrant’s common stock outstanding at May 1, 2020: 91,412,448 shares.

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

We have included below the definitions for certain terms used in this report:

“ASC” Accounting Standards Codification.

“Bankruptcy Code” Title 11 of the United States Code.

“Bankruptcy Court” United States Bankruptcy Court for the Southern District of Texas.

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

PART I – FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$566,273	$8,652
Accounts receivable trade, net	245,909	308,249
Derivative assets	179,340	886
Prepaid expenses and other	35,801	13,196
Total current assets	1,027,323	330,983
Property and equipment:
Oil and gas properties, successful efforts method	6,023,766	12,812,007
Other property and equipment	179,019	178,689
Total property and equipment	6,202,785	12,990,696
Less accumulated depreciation, depletion and amortization	(2,760,812)	(5,735,239)
Total property and equipment, net	3,441,973	7,255,457
Other long-term assets	57,007	50,281
TOTAL ASSETS	$4,526,303	$7,636,721
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$3,423,352	$-
Accounts payable trade	66,724	80,100
Revenues and royalties payable	192,381	202,010
Accrued capital expenditures	63,746	64,263
Accrued liabilities and other	52,211	74,722
Accrued lease operating expenses	33,284	38,262
Accrued interest	32,961	53,928
Taxes payable	13,764	26,844
Derivative liabilities	-	10,285
Total current liabilities	3,878,423	550,414
Long-term debt	-	2,799,885
Asset retirement obligations	132,633	131,208
Operating lease obligations	30,147	31,722
Deferred income taxes	69,847	73,593
Other long-term liabilities	20,550	24,928
Total liabilities	4,131,600	3,611,750
Commitments and contingencies
Equity:
Common stock, $0.001 par value, 225,000,000 shares authorized; 91,636,883 issued and 91,412,448 outstanding as of March 31, 2020 and 91,743,571 issued and 91,326,469 outstanding as of December 31, 2019	92	92
Additional paid-in capital	6,408,294	6,409,991
Accumulated deficit	(6,013,683)	(2,385,112)
Total equity	394,703	4,024,971
TOTAL LIABILITIES AND EQUITY	$4,526,303	$7,636,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
OPERATING REVENUES
Oil, NGL and natural gas sales	$244,846	$389,489
OPERATING EXPENSES
Lease operating expenses	72,340	84,077
Transportation, gathering, compression and other	8,963	9,841
Production and ad valorem taxes	22,423	28,156
Depreciation, depletion and amortization	183,968	198,132
Exploration and impairment	3,753,457	19,749
General and administrative	47,167	34,974
Derivative (gain) loss, net	(231,371)	62,905
(Gain) loss on sale of properties	(864)	23
Amortization of deferred gain on sale	(2,037)	(2,371)
Total operating expenses	3,854,046	435,486
LOSS FROM OPERATIONS	(3,609,200)	(45,997)
OTHER INCOME (EXPENSE)
Interest expense	(45,250)	(48,099)
Gain on extinguishment of debt	25,883	-
Interest income and other (expense)	(4)	316
Total other expense	(19,371)	(47,783)
LOSS BEFORE INCOME TAXES	(3,628,571)	(93,780)
INCOME TAX BENEFIT
Current	3,746	-
Deferred	(3,746)	(24,855)
Total income tax benefit	-	(24,855)
NET LOSS	$(3,628,571)	$(68,925)
INCOME (LOSS) PER COMMON SHARE
Basic	$(39.70)	$(0.76)
Diluted	$(39.70)	$(0.76)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	91,390	91,235
Diluted	91,390	91,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,628,571)	$(68,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	183,968	198,132
Deferred income tax benefit	(3,746)	(24,855)
Amortization of debt issuance costs, debt discount and debt premium	4,536	7,818
Stock-based compensation	2,068	4,651
Amortization of deferred gain on sale	(2,037)	(2,371)
(Gain) loss on sale of properties	(864)	23
Oil and gas property impairments	3,745,092	9,843
Gain on extinguishment of debt	(25,883)	-
Non-cash derivative (gain) loss	(199,550)	64,435
Other, net	805	828
Changes in current assets and liabilities:
Accounts receivable trade, net	62,289	11,775
Prepaid expenses and other	(22,624)	2,178
Accounts payable trade and accrued liabilities	(55,561)	(19,011)
Revenues and royalties payable	(9,629)	(32,990)
Taxes payable	(13,080)	(3,022)
Net cash provided by operating activities	37,213	148,509
CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and development capital expenditures	(146,299)	(188,848)
Acquisition of oil and gas properties	(350)	(823)
Other property and equipment	(985)	(6,095)
Proceeds from sale of properties	27,453	299
Net cash used in investing activities	(120,181)	(195,467)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit agreement	1,185,000	570,000
Repayments of borrowings under credit agreement	(490,000)	(530,000)
Repurchase of 1.25% Convertible Senior Notes due 2020	(52,890)	-
Restricted stock used for tax withholdings	(304)	(3,693)
Principal payments on finance lease obligations	(1,217)	(1,264)
Net cash provided by financing activities	$640,589	$35,043

		(Continued)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
NET CHANGE IN CASH AND CASH EQUIVALENTS	$557,621	$(11,915)
CASH AND CASH EQUIVALENTS
Beginning of period	8,652	13,607
End of period	$566,273	$1,692
NONCASH INVESTING ACTIVITIES
Accrued capital expenditures and accounts payable related to property additions	$88,424	$123,827

The accompanying notes are an integral part of these condensed consolidated financial statements.		(Concluded)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
BALANCES - January 1, 2019	92,067	$92	$6,414,170	$(2,143,946)	$4,270,316
Net loss	-	-	-	(68,925)	(68,925)
Restricted stock forfeited	(106)	-	-	-	-
Restricted stock used for tax withholdings	(130)	-	(3,693)	-	(3,693)
Stock-based compensation	-	-	4,651	-	4,651
BALANCES - March 31, 2019	91,831	$92	$6,415,128	$(2,212,871)	$4,202,349

BALANCES - January 1, 2020	91,744	$92	$6,409,991	$(2,385,112)	$4,024,971
Net loss	-	-	-	(3,628,571)	(3,628,571)
Adjustment to equity component of 2020 Convertible Senior Notes upon extinguishment	-	-	(3,461)	-	(3,461)
Restricted stock issued	185	-	-	-	-
Restricted stock forfeited	(238)	-	-	-	-
Restricted stock used for tax withholdings	(54)	-	(304)	-	(304)
Stock-based compensation	-	-	2,068	-	2,068
BALANCES - March 31, 2020	91,637	$92	$6,408,294	$(6,013,683)	$394,703

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

Voluntary Reorganization under Chapter 11 of the Bankruptcy Code—On April 1, 2020 (the “Petition Date”), Whiting Petroleum Corporation, Whiting Oil and Gas, Whiting US Holding Company, Whiting Canadian Holding Company ULC and Whiting Resources Corporation (collectively, the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of the Bankruptcy Code.  The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court, in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  To ensure ordinary course operations, the Debtors have obtained approval from the Bankruptcy Court for certain “first day” motions, including motions to obtain customary relief intended to continue ordinary course operations after the Petition Date.  In addition, the Debtors have received authority to use cash collateral of the lenders under Whiting Oil and Gas’ credit agreement (the “Credit Agreement”) on an interim basis.

The commencement of a voluntary proceeding in bankruptcy constitutes an immediate event of default under the Credit Agreement and the indentures governing the Company’s senior notes, resulting in the automatic and immediate acceleration of all of the Company’s debt outstanding.  Accordingly, the Company has classified all of its outstanding debt as a current liability on its condensed consolidated balance sheet as of March 31, 2020.

On April 23, 2020, the Debtors entered into a restructuring support agreement (the “RSA”) with certain holders of the Company’s senior notes to support a restructuring in accordance with the terms set forth in the Company’s chapter 11 plan of reorganization (the “Plan”).  The Plan and the related disclosure statement were each filed with the Bankruptcy Court on April 23, 2020.  Below is a summary of the treatment that the stakeholders of the Company would receive under the Plan:

●	Holders of Credit Agreement Claims. The holders of obligations under the Credit Agreement would have such obligations refinanced or repaid in full in cash upon the Debtors’ emergence from chapter 11.
●	Holders of Senior Notes, Rejection Damages Claims and Litigation Claims. The holders of Whiting’s senior notes and other general unsecured claims (including rejection damages claims and litigation claims) would receive 97% of the reorganized company’s equity interests.
●	Trade and Other Claims. The holders of the Debtors’ other secured, priority and trade vendor claims would receive payment in full in cash following emergence.
●	Existing Equity Holders. The holders of the Company’s existing stock would receive (a) 3% of the reorganized company’s equity interests and (b) warrants on the terms set forth in the Plan.

Ability to Continue as a Going Concern—The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As discussed above, the filing of the Chapter 11 Cases constitutes an event of default under the Company’s outstanding debt agreements, resulting in the automatic and immediate acceleration of all of the Company’s debt outstanding.  The Company projects that it will not have sufficient cash on hand or available liquidity to repay such debt.  These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

As part of the Chapter 11 Cases, the Company submitted to the Bankruptcy Court a plan of reorganization.  The Company’s operations and its ability to develop and execute its business plan are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases.  The outcome of the Chapter 11 Cases is subject to a high degree of uncertainty and is dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the Company’s creditors.  There can be no assurance that the Company will confirm and consummate the Plan as contemplated by the RSA or complete another plan of reorganization with respect to the Chapter 11 Cases.  As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Condensed Consolidated Financial Statements—The unaudited condensed consolidated financial statements include the accounts of Whiting Petroleum Corporation and its consolidated subsidiaries.  Investments in entities which give Whiting significant influence, but not control, over the investee are accounted for using the equity method.  Under the equity method, investments are stated at cost plus the Company’s equity in undistributed earnings and losses.  All intercompany balances and transactions have been eliminated upon consolidation.  These financial statements have been prepared in accordance with GAAP and the SEC rules and regulations for interim financial reporting.  In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s interim results.  However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  The condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with Whiting’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2019.  Except as disclosed herein, there have been no material changes to the information disclosed in the notes to consolidated financial statements included in the Company’s 2019 Annual Report on Form 10-K.

Reclassifications—Certain prior period balances in the condensed consolidated balance sheets have been combined pursuant to Rule 10-01(a)(2) of Regulation S-X of the SEC. Such reclassifications had no impact on net loss, cash flows or shareholders’ equity previously reported.

Cash and Cash Equivalents—Cash equivalents consist of demand deposits and highly liquid investments which have an original maturity of three months or less.  Cash and cash equivalents potentially subject the Company to a concentration of credit risk as substantially all of its deposits held in financial institutions were in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits as of March 31, 2020 and December 31, 2019.  The Company maintains its cash and cash equivalents in the form of money market and checking accounts with financial institutions that are also lenders under the Credit Agreement.  The Company has not experienced any losses on its deposits of cash and cash equivalents.

Accounts Receivable Trade—Whiting’s accounts receivable trade consist mainly of receivables from oil and gas purchasers and joint interest owners on properties the Company operates.  The Company’s collection risk is inherently low based on the viability of its oil and gas purchasers as well as its general ability to withhold future revenue disbursements to recover any non-payment of joint interest billings.  The Company’s oil and gas receivables are generally collected within two months, and to date, the Company has not experienced material credit losses.

The Company routinely evaluates expected credit losses for all material trade and other receivables to determine if an allowance for credit losses is warranted.  Expected credit losses are estimated based on (i) historic loss experience for pools of receivable balances with similar characteristics, (ii) the length of time balances have been outstanding and (iii) the economic status of each counterparty.  These loss estimates are then adjusted for current and expected future economic conditions, which may include an assessment of the probability of non-payment, financial distress or expected future commodity prices.  At March 31, 2020 and December 31, 2019, the Company had an allowance for credit losses of $12 million and $9 million, respectively.

Reorganization Accounting—Effective April 1, 2020, as a result of the filing of the Chapter 11 Cases, the Company began accounting and reporting according to FASB ASC Topic 852 – Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through chapter 11 bankruptcy proceedings.  These requirements include distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business.

2.          OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Costs of completed wells and facilities	$5,372,157	$9,847,159
Proved leasehold costs	421,666	2,702,236
Wells and facilities in progress	139,231	159,334
Unproved leasehold costs	90,712	103,278
Total oil and gas properties, successful efforts method	6,023,766	12,812,007
Accumulated depletion	(2,681,635)	(5,656,929)
Oil and gas properties, net	$3,342,131	$7,155,078

Impairment expense for unproved properties totaled $12 million and $3 million for the three months ended March 31, 2020 and 2019, respectively, and is reported in exploration and impairment expense in the condensed consolidated statement of operations.

3.          ACQUISITIONS AND DIVESTITURES

2020 Acquisitions and Divestitures

On January 9, 2020, the Company completed the divestiture of its interests in 30 non-operated, producing oil and gas wells and related undeveloped acreage located in McKenzie County, North Dakota for aggregate sales proceeds of $25 million (before closing adjustments).

There were no significant acquisitions during the three months ended March 31, 2020.

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

There were no significant acquisitions during the three months ended March 31, 2019.

4.          LONG-TERM DEBT

Long-term debt, including the current portion, consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Credit Agreement	$1,070,000	$375,000
1.25% Convertible Senior Notes due 2020	186,592	262,075
5.75% Senior Notes due 2021	773,609	773,609
6.25% Senior Notes due 2023	408,296	408,296
6.625% Senior Notes due 2026	1,000,000	1,000,000
Total principal	3,438,497	2,818,980
Unamortized debt discounts and premiums	202	(2,575)
Unamortized debt issuance costs on notes	(15,347)	(16,520)
Total debt	3,423,352	2,799,885
Less current portion of long-term debt (1)	(3,423,352)	-
Total long-term debt	$-	$2,799,885
(1)	Due to uncertainties as of March 31, 2020 regarding default and the commencement of the Chapter 11 Cases on April 1, 2020, the Company has classified all of its outstanding debt as a current liability as of March 31, 2020. Refer to the “Basis of Presentation” footnote for more information on the Chapter 11 Cases.

Chapter 11 Cases and Effect of Automatic Stay

On April 1, 2020, the Debtors filed for relief under chapter 11 of the Bankruptcy Code.  The commencement of a voluntary proceeding in bankruptcy constitutes an immediate event of default under the Credit Agreement and the indentures governing the Company’s senior notes, resulting in the automatic and immediate acceleration of all of the Company’s outstanding debt.  In conjunction with the filing of the Chapter 11 Cases, the Company did not make the $187 million principal payment due on the Company’s 1.25% 2020 Convertible Senior Notes due April 1, 2020 (the “2020 Convertible Senior Notes”). Any efforts to enforce payment obligations related to the acceleration of the Company’s debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Refer to the “Basis of Presentation” footnote for more information on the Chapter 11 Cases.

Credit Agreement

Whiting Oil and Gas, the Company’s wholly owned subsidiary, has a credit agreement with a syndicate of banks that had a borrowing base of $2.05 billion and aggregate commitments of $1.75 billion as of March 31, 2020.  As of March 31, 2020, the Company had $1.07 billion of borrowings outstanding under the Credit Agreement.  As a result of the commencement of the Chapter 11 Cases, the Company is no longer in compliance with the covenants under the Credit Agreement and the lender’s commitments under the Credit Agreement have been terminated.  The Company is therefore unable to make additional borrowings or issue additional letters of credit under the Credit Agreement.

Prior to default, a portion of the Credit Agreement in an aggregate amount not to exceed $50 million was available to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.  As of March 31, 2020, $2 million in letters of credit were outstanding under the agreement.

The borrowing base under the Credit Agreement is determined at the discretion of the lenders, based on the collateral value of the Company’s proved reserves that have been mortgaged to such lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the Credit Agreement.  Such redeterminations are not expected to occur for the duration of the Chapter 11 Cases.

The Credit Agreement provides for interest only payments until maturity, when the Credit Agreement expires and all outstanding borrowings are due.  Interest under the Credit Agreement accrues at the Company’s option at either (i) a base rate for a base rate loan plus a margin between 0.50% and 1.50% based on the ratio of outstanding borrowings to the borrowing base, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR rate plus 1.0% per annum, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus a margin between 1.50% and 2.50% based on the ratio of outstanding borrowings to the borrowing base.  Additionally, the Company incurs commitment fees of 0.375% or 0.50% based on the ratio of outstanding borrowings to the borrowing base on the unused portion of the aggregate commitments of the lenders under the Credit Agreement, which are included as a component of interest expense.  At March 31, 2020, the weighted average interest rate on the outstanding principal balance under the Credit Agreement was 3.0%.  During the chapter 11 proceedings, all amounts outstanding under the Credit Agreement will bear interest per annum at the applicable rate stated in the agreement plus a 2.0% default rate.

Prior to default, the Credit Agreement had a maturity date of April 12, 2023, provided that if at any time and for so long as any senior notes (other than the 2020 Convertible Senior Notes) had a maturity date prior to 91 days after April 12, 2023, the maturity date shall be the date that is 91 days prior to the maturity of such senior notes.

The Credit Agreement contains restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  Except for limited exceptions, the Credit Agreement also restricts the Company’s ability to make any dividend payments or distributions on its common stock.  These restrictions apply to all of the Company’s restricted subsidiaries (as defined in the Credit Agreement).  As of March 31, 2020, there were no retained earnings free from restrictions.  The Credit Agreement requires the Company, as of the last day of any quarter, to maintain the following ratios (as defined in the Credit Agreement): (i) a consolidated current assets to consolidated current liabilities ratio (which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0 and (ii) a total debt to last four quarters’ EBITDAX ratio of not greater than 4.0 to 1.0.

Under the Credit Agreement, a cross-default provision provides that a default under certain other debt of the Company or certain of its subsidiaries in an aggregate principal amount exceeding $100 million may constitute an event of default under such Credit Agreement.  Additionally, under the indentures governing the Company’s senior notes and senior convertible notes, a cross-default provision provides that a default under certain other debt of the Company or certain of its subsidiaries in an aggregate principal amount exceeding $100 million (or $50 million in the case of the senior notes due in 2021) may constitute an event of default under such indenture.

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

Senior Notes and Convertible Senior Notes

Senior Notes—In September 2013, the Company issued at par $800 million of 5.75% Senior Notes due March 15, 2021 and issued at 101% of par an additional $400 million of 5.75% Senior Notes due March 15, 2021 (collectively, the “2021 Senior Notes”).  The debt premium recorded in connection with the issuance of the 2021 Senior Notes is being amortized to interest expense over the term of the notes using the effective interest method, with an effective interest rate of 5.5% per annum.

In March 2015, the Company issued at par $750 million of 6.25% Senior Notes due April 1, 2023 (the “2023 Senior Notes”).

In December 2017, the Company issued at par $1.0 billion of 6.625% Senior Notes due January 15, 2026 (the “2026 Senior Notes” and together with the 2021 Senior Notes and the 2023 Senior Notes, the “Senior Notes”).

During 2016, the Company exchanged $326 million aggregate principal amount of 2021 Senior Notes and $342 million aggregate principal amount of 2023 Senior Notes for the same aggregate principal amount of convertible notes.  Subsequently during 2016, all $668 million aggregate principal amount of these convertible notes was converted into approximately 16.3 million shares of the Company’s common stock pursuant to the terms of the notes.

Repurchases of 2021 Senior Notes. In September 2019, the Company paid $24 million to repurchase $25 million aggregate principal amount of the 2021 Senior Notes, which payment consisted of the average 94.708% purchase price plus all accrued and unpaid interest on the notes.  The Company financed the repurchases with borrowings under the Credit Agreement.  As a result of the repurchases, the

Company recognized a $1 million gain on extinguishment of debt, which included a non-cash charge for the acceleration of unamortized debt issuance costs and debt premium on the notes.

In October 2019, the Company paid an additional $72 million to repurchase $75 million aggregate principal amount of the 2021 Senior Notes, which payment consisted of the average 95.467% purchase price plus all accrued and unpaid interest on the notes.  The Company financed the repurchases with borrowings under the Credit Agreement.  As a result of the repurchases, the Company recognized a $3 million gain on extinguishment of debt, which included a noncash charge for the acceleration of unamortized debt issuance costs and debt premium on the notes.  As of March 31, 2020, $774 million of 2021 Senior Notes remained outstanding.

2020 Convertible Senior Notes—In March 2015, the Company issued at par $1.25 billion of the 2020 Convertible Senior Notes for net proceeds of $1.2 billion, net of initial purchasers’ fees of $25 million.  During 2016, the Company exchanged $688 million aggregate principal amount of its 2020 Convertible Senior Notes for the same aggregate principal amount of new mandatory convertible senior notes.  Subsequently during 2016, all $688 million aggregate principal amount of these mandatory convertible notes was converted into approximately 17.8 million shares of the Company’s common stock pursuant to the terms of the notes.

In September 2019, the Company paid $299 million to complete a cash tender offer for $300 million aggregate principal amount of the 2020 Convertible Senior Notes, which payment consisted of the 99.0% purchase price plus all accrued and unpaid interest on the notes, which were allocated to the liability and equity components based on their relative fair values.  The Company financed the tender offer with borrowings under the Credit Agreement.  As a result of the tender offer, the Company recognized a $4 million gain on extinguishment of debt, which was net of a $7 million charge for the non-cash write-off of unamortized debt issuance costs and debt discount and a $1 million charge for transaction costs.  In addition, the Company recorded an $8 million reduction to the equity component of the 2020 Convertible Senior Notes.  There was no deferred tax impact associated with this reduction due to the full valuation allowance in effect as of September 30, 2019.

In March 2020, the Company paid $53 million to repurchase $73 million aggregate principal amount of the 2020 Convertible Senior Notes, which payment consisted of the average 72.5% purchase price plus all accrued and unpaid interest on the notes, which were allocated to the liability and equity components based on their relative fair values.  The Company financed the repurchases with borrowings under the Credit Agreement.  As a result of these repurchases, the Company recognized a $23 million gain on extinguishment of debt, which was net of a $0.2 million charge for the non-cash write-off of unamortized debt issuance costs and debt discount.  In addition, the Company recorded a $3 million reduction to the equity component of the 2020 Convertible Senior Notes.  There was no deferred tax impact associated with this reduction due to the full valuation allowance in effect as of March 31, 2020.

Prior to January 1, 2020, the 2020 Convertible Senior Notes were convertible only upon the achievement of certain contingent market conditions, which were not met.  After January 1, 2020, the 2020 Convertible Senior Notes were convertible at any time until the second scheduled trading day immediately preceding the April 1, 2020 maturity date of the notes and holders of $3 million aggregate principal amount of 2020 Convertible Senior Notes timely elected to convert.  Upon conversion, such holders of the converted 2020 Convertible Senior Notes were entitled to receive an insignificant cash payment on April 1, 2020, which the Company did not pay.  As a result of such conversion the Company recognized a $3 million gain on extinguishment of debt for the three months ended March 31, 2020.  Additionally, at maturity, the Company was obligated to pay in cash the $187 million outstanding principal amount of the 2020 Convertible Senior Notes that did not convert, which the Company did not pay.  Under the Bankruptcy Code, the holders of the 2020 Convertible Senior Notes and the prior holders that converted their notes are stayed from taking any action against the Company as a result of the Company’s non-payment.  Refer to “Chapter 11 Cases and Effect of Automatic Stay” above for more information.

Upon issuance, the Company separately accounted for the liability and equity components of the 2020 Convertible Senior Notes.  The liability component was recorded at the estimated fair value of a similar debt instrument without the conversion feature.  The difference between the principal amount of the 2020 Convertible Senior Notes and the estimated fair value of the liability component was recorded as a debt discount and was amortized to interest expense over the term of the notes using the effective interest method, with an effective interest rate of 5.6% per annum.  The fair value of the liability component of the 2020 Convertible Senior Notes as of the issuance date was estimated at $1.0 billion, resulting in a debt discount at inception of $238 million.  The equity component, representing the value of the conversion option, was computed by deducting the fair value of the liability component from the initial proceeds of the 2020 Convertible Senior Notes issuance.  This equity component was recorded, net of deferred taxes and issuance costs, in additional paid-in capital within shareholders’ equity, and will not be remeasured as long as it continues to meet the conditions for equity classification.

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

The 2020 Convertible Senior Notes consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Liability component
Principal	$186,592	$262,075
Less: unamortized note discount	-	(2,829)
Less: unamortized debt issuance costs	-	(220)
Net carrying value	$186,592	$259,026
Equity component (1)	$125,009	$128,452
(1)	Recorded in additional paid-in capital, net of $5 million of issuance costs and $50 million of deferred taxes.

Interest expense recognized on the 2020 Convertible Senior Notes related to the stated interest rate and amortization of the debt discount totaled $3 million and $7 million for the three months ended March 31, 2020 and 2019, respectively.

Security and Guarantees

The Senior Notes and the 2020 Convertible Senior Notes are unsecured obligations of Whiting Petroleum Corporation and these unsecured obligations are subordinated to all of the Company’s secured indebtedness, which consists of the Credit Agreement.

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

5.          ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration (including removal of certain onshore and offshore facilities in California) in accordance with applicable local, state and federal laws.  The current portions as of March 31, 2020 and December 31, 2019 were $4 million and have been included in accrued liabilities and other in the consolidated balance sheets.  The following table provides a reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2020 (in thousands):

Asset retirement obligation at January 1, 2020	$134,893
Additional liability incurred	27
Revisions to estimated cash flows	10
Accretion expense	3,027
Obligations on sold properties	(652)
Liabilities settled	(679)
Asset retirement obligation at March 31, 2020	$136,626

6.          DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations, and it uses derivative instruments to manage its commodity price risk.  In addition, the Company periodically enters into contracts that contain embedded features which are required to be bifurcated and accounted for separately as derivatives.

Commodity Derivative Contracts—Historically, prices received for crude oil and natural gas production have been volatile because of supply and demand factors, worldwide political factors, general economic conditions and seasonal weather patterns.  Whiting primarily enters into derivative contracts such as crude oil collars, swaps and options to achieve a more predictable cash flow by reducing its exposure to commodity price volatility, thereby ensuring adequate funding for the Company’s capital programs and facilitating the management of returns on drilling programs and acquisitions.  The Company does not enter into derivative contracts for speculative or trading purposes.

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

The table below details the Company’s collar, swap and option derivatives entered into to hedge forecasted crude oil production revenues as of March 31, 2020.

					Weighted Average Prices
Commodity	Settlement Period	Index	Derivative Instrument	Contracted Crude Oil Volumes (Bbl)	Swap Price	Sub-Floor	Floor	Ceiling
Crude Oil	2020	NYMEX WTI	Fixed Price Swaps	3,660,000	$54.97	-	-	-
Crude Oil	2020	NYMEX WTI	Two-way Collars	2,477,000	-	-	$55.11	$62.38
Crude Oil	2020	NYMEX WTI	Three-way Collars (1)	2,107,000	-	$43.31	$53.68	$63.06
Crude Oil	2021	NYMEX WTI	Three-way Collars (1)	1,825,000	-	$43.50	$53.50	$59.45
Crude Oil	2021	NYMEX WTI	Call Option (2)	365,000	-	-	-	$65.00
			Total	10,434,000
(1)	The Company is contracted to pay deferred premiums related to certain three-way collars at each settlement date. The weighted average premium for all three-way collars was $0.51 per Bbl as of March 31, 2020.
(2)	This derivative instrument is a sold call option.

Effect of Chapter 11 Cases—The commencement of the Chapter 11 Cases constitutes a termination event with respect to the Company’s derivative instruments, which permits the counterparties to such derivative instruments to terminate their outstanding hedges.  Such termination events are not stayed under the Bankruptcy Code.  During April 2020, certain of the lenders under the Credit Agreement elected to terminate their master ISDA agreements and outstanding hedges with the Company for aggregate settlement proceeds of $145 million.  The proceeds from these terminations along with $13 million of March 2020 hedge settlement proceeds received in April 2020 were applied to the outstanding borrowings under the Credit Agreement.  An additional $23 million of settlement proceeds from terminated derivative positions will be held in escrow until the completion of the Chapter 11 Cases.  After the April 2020 terminations, the remaining active contracts consisted of swap contracts for 639,000 Bbl for the remainder of 2020 at a weighted average price of $58.63.

Derivative Instrument Reporting—All derivative instruments are recorded in the condensed consolidated financial statements at fair value, other than derivative instruments that meet the “normal purchase normal sale” exclusion or other derivative scope exceptions.  The following table summarizes the effects of derivative instruments on the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in thousands):

		(Gain) Loss Recognized in Income
Not Designated as	Statement of Operations	Three Months Ended March 31,
ASC 815 Hedges	Classification	2020	2019
Commodity contracts	Derivative (gain) loss, net	$(231,371)	$62,905
Total		$(231,371)	$62,905

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

		March 31, 2020 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Derivative assets	$216,285	$(36,945)	$179,340
Commodity contracts - non-current	Other long-term assets	23,499	(13,573)	9,926
Total derivative assets		$239,784	$(50,518)	$189,266
Derivative liabilities
Commodity contracts - current	Accrued liabilities and other	$36,945	$(36,945)	$-
Commodity contracts - non-current	Other long-term liabilities	13,573	(13,573)	-
Total derivative liabilities		$50,518	$(50,518)	$-

		December 31, 2019 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Derivative assets	$75,654	$(74,768)	$886
Commodity contracts - non-current	Other long-term assets	5,648	(5,648)	-
Total derivative assets		$81,302	$(80,416)	$886
Derivative liabilities
Commodity contracts - current	Accrued liabilities and other	$85,053	$(74,768)	$10,285
Commodity contracts - non-current	Other long-term liabilities	6,534	(5,648)	886
Total derivative liabilities		$91,587	$(80,416)	$11,171
(1)	Because counterparties to the Company’s financial derivative contracts subject to master netting arrangements are lenders under the Credit Agreement, which eliminates its need to post or receive collateral associated with its derivative positions, columns for cash collateral pledged or received have not been presented in these tables.

Contingent Features in Financial Derivative Instruments.  None of the Company’s derivative instruments contain credit-risk-related contingent features.  Counterparties to the Company’s financial derivative contracts are high credit-quality financial institutions that are lenders under the Credit Agreement.  The Company uses only Credit Agreement participants to hedge with, since these institutions are secured equally with the holders of Whiting’s bank debt, which eliminates the potential need to post collateral when Whiting is in a derivative liability position.  As a result, the Company is not required to post letters of credit or corporate guarantees for its derivative counterparties in order to secure contract performance obligations.

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

The Company’s senior notes are recorded at cost and the convertible senior notes are recorded at fair value at the date of issuance.  The following table summarizes the fair values and carrying values of these instruments as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
1.25% Convertible Senior Notes due 2020	$11,196	$186,592	$260,214	$259,026
5.75% Senior Notes due 2021	52,219	772,386	732,995	772,080
6.25% Senior Notes due 2023	28,581	405,595	343,989	405,392
6.625% Senior Notes due 2026	67,500	988,779	681,250	988,387
Total	$159,496	$2,353,352	$2,018,448	$2,424,885
(1)	Fair values are based on quoted market prices for these debt securities, and such fair values are therefore designated as Level 1 within the valuation hierarchy.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt discounts or premiums.

The Company’s derivative financial instruments are recorded at fair value and include a measure of the Company’s own nonperformance risk or that of its counterparty, as appropriate.  The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

				Total Fair Value
	Level 1	Level 2	Level 3	March 31, 2020
Financial Assets
Commodity derivatives – current	$-	$179,340	$-	$179,340
Commodity derivatives – non-current	-	9,926	-	9,926
Total financial assets	$-	$189,266	$-	$189,266

				Total Fair Value
	Level 1	Level 2	Level 3	December 31, 2019
Financial Assets
Commodity derivatives – current	$-	$886	$-	$886
Total financial assets	$-	$886	$-	$886
Financial Liabilities
Commodity derivatives – current	$-	$10,285	$-	$10,285
Commodity derivatives – non-current	-	886	-	886
Total financial liabilities	$-	$11,171	$-	$11,171

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

Non-recurring Fair Value Measurements—The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including proved property.  These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  The Company did not recognize any impairment write-downs with respect to its proved property during the three months ended March 31, 2019.  The following table presents information about the Company’s non-financial assets measured at fair value on a non-recurring basis during the three months ended March 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

					Loss (Before
	Net Carrying				Tax) Three
	Value as of				Months Ended
	March 31,	Fair Value Measurements Using			March 31,
	2020	Level 1	Level 2	Level 3	2020
Proved property (1)	$816,234	$-	$-	$816,234	$3,732,096
(1)	During the first quarter of 2020, proved oil and gas properties across the Company’s Williston Basin resource play with a previous carrying amount of $4.5 billion were written down to their fair value as of March 31, 2020 of $816 million, resulting in a non-cash impairment charge of $3.7 billion which was recorded within exploration and impairment expense. The impaired properties were written down due to a reduction in anticipated future cash flows primarily driven by an expectation of sustained depressed oil prices and a resultant decline in future development plans for the properties.

Proved Property Impairments.  The Company tests proved property for impairment whenever events or changes in circumstances indicate that the fair value of these assets may be reduced below their carrying value.  As a result of the significant decrease in the forward price curves for crude oil and natural gas during the first quarter of 2020, the associated decline in anticipated future cash flows and the resultant decline in future development plans for the properties, the Company performed proved property impairment tests as of March 31, 2020.  The fair value was ascribed using income approach analyses based on the net discounted future cash flows from the producing properties and related assets.  The discounted cash flows were based on management’s expectations for the future.  Unobservable inputs included estimates of future oil and gas production from the Company’s reserve reports, commodity prices based on forward strip price curves (adjusted for basis differentials) as of March 31, 2020, operating and development costs, expected future development plans for the properties and a discount rate of 16% based on a weighted-average cost of capital (all of which were designated as Level 3 inputs within the fair value hierarchy).  The impairment test indicated that a proved property impairment had occurred, and the Company therefore recorded a non-cash impairment charge to reduce the carrying value of the impaired properties to their fair value at March 31, 2020.  Additional impairments may be recorded in future periods if commodity prices continue to deteriorate or further reductions to the development plans of the properties are indicated by market conditions.

8.          REVENUE RECOGNITION

The Company recognizes revenue in accordance with FASB ASC Topic 606 – Revenue from Contracts with Customers (“ASC 606”).  Revenue is recognized at the point in time at which the Company’s performance obligations under its commodity sales contracts are satisfied and control of the commodity is transferred to the customer.  The Company has determined that its contracts for the sale of crude oil, unprocessed natural gas, residue gas and NGLs contain monthly performance obligations to deliver product at locations specified in the contract.  Control is transferred at the delivery location, at which point the performance obligation has been satisfied and revenue is recognized.  Fees included in the contract that are incurred prior to control transfer are classified as transportation, gathering, compression and other, and fees incurred after control transfers are included as a reduction to the transaction price.  The transaction price at which revenue is recognized consists entirely of variable consideration based on quoted market prices less various fees and the quantity of volumes delivered.  The table below presents the disaggregation of revenue by product type for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
OPERATING REVENUES
Oil sales	$231,945	$359,454
NGL and natural gas sales	12,901	30,035
Oil, NGL and natural gas sales	$244,846	$389,489

Whiting receives payment for product sales from one to three months after delivery.  At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable trade, net in the consolidated balance sheets.  As of March 31, 2020 and December 31, 2019, such receivable balances were $75 million and $161 million, respectively.  Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, however, differences have been and are insignificant.  Accordingly, the variable consideration is not constrained.

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

9.        SHAREHOLDERS’ EQUITY

NOL Rights Plan—As of December 31, 2019, the Company had federal net operating loss (“NOL”) carryforwards of $3.4 billion.  The Company’s ability to use its NOLs would be substantially limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code (“IRC”).  A company generally experiences an ownership change if the percentage of its shares of stock owned by its “5-percent shareholders,” as such term is defined in Section 382 of the IRC, increases by more than 50% over a rolling three-year period.

On March 26, 2020 the Company adopted a Section 382 Rights Agreement (the “Rights Agreement”) designed to preserve the Company’s ability to use its NOLs to offset possible future U.S. taxable income.  The Rights Agreement is intended to reduce the likelihood that changes in the Company’s investor base would limit the future use of its tax benefits.

On March 26, 2020, in connection with the adoption of the Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”) payable on April 6, 2020 to the stockholders of record on that date. Each Right is attached to and trades only with common shares until a triggering event, which is defined in the Rights Agreement as close of business on the tenth day following the public announcement or public disclosure of facts indicating that a person or group that already owns 4.9% or more of the Company’s common stock (“acquiring person or group”) acquires additional shares.  A triggering event entitles the registered holder to purchase from the Company one one-thousandths of a share of Series A Preferred Stock, par value of $0.001 per share, at a price of $7.00 per one one-thousandth of a preferred share represented by a Right, subject to adjustment.  Rights held by the acquiring person or group will become void and will not be exercisable.

The Board of Directors has the discretion to exempt certain transactions, persons or entities from the operation of the Rights Agreement and also has the ability to amend or terminate the Rights Agreement prior to a triggering event.  Additionally, the Board of Directors may cause the Company to redeem the Rights in whole, but not in part, at a price of $0.001 per Right.  The Rights will expire on the day following the certification of the voting results for Whiting’s 2021 annual meeting of shareholders unless Whiting’s shareholders ratify the Rights Agreement at or prior to such meeting, in which case the Rights Agreement will continue in effect until March 26, 2023 unless terminated earlier in accordance with its terms.

Final Order of the Bankruptcy Court—On April 1, 2020, the Bankruptcy Court entered a final order (i) approving notification and hearing procedures for certain transfers of and declarations of worthlessness with respect to common stock and (ii) granting related relief  (as amended on April 24, 2020, the “Order”).  The Order sets forth the procedures (including notice requirements) that certain shareholders and potential shareholders must comply with regarding transfers of, or declarations of worthlessness with respect to, the Company’s common stock (as defined in the Order), as well as certain obligations with respect to notifying the Company of current share ownership (the “Procedures”).  The Procedures are intended to reduce the likelihood that changes in the Company’s investor base would limit its future use of its tax benefits.  The terms and conditions of the Procedures were immediately effective and enforceable upon entry of the Order by the Bankruptcy Court.

Any actions in violation of the Procedures (including the notice requirements) are null and void ab initio, and (i) the person or entity making such a transfer will be required to take remedial actions specified by the Company to appropriately reflect that such transfer of the Company’s common stock is null and void ab initio and (ii) the person or entity making such a declaration of worthlessness with respect to the Company’s common stock will be required to file an amended tax return revoking such declaration and any related deduction to reflect that such declaration is void ab initio.

10.        STOCK-BASED COMPENSATION

Equity Incentive Plan—The Company maintains the Whiting Petroleum Corporation 2013 Equity Incentive Plan, as amended and restated (the “2013 Equity Plan”), which replaced the Whiting Petroleum Corporation 2003 Equity Incentive Plan (the “2003 Equity Plan”) and originally granted the authority to issue 1,325,000 shares of the Company’s common stock.  During 2016, shareholders approved an amendment to the 2013 Equity Plan granting the authority to issue an additional 1,375,000 shares of the Company’s common stock.  In May 2019, shareholders approved an additional amendment to the 2013 Equity Plan granting the authority to issue an additional 3,000,000 shares of the Company’s common stock.  Upon shareholder approval of the 2013 Equity Plan, the 2003 Equity Plan was terminated.  The 2003 Equity Plan continues to govern awards that were outstanding as of the date of its termination, which awards remain in effect pursuant to their terms.  Any shares netted or forfeited under the 2003 Equity Plan and any shares forfeited under the 2013 Equity Plan will be available for future issuance under the 2013 Equity Plan.  However, shares netted for tax withholding under the 2013 Equity Plan will be cancelled and will not be available for future issuance.  Under the amended and restated 2013 Equity Plan, during any calendar year no officer or other key employee participant may be granted options or stock appreciation rights for more than 500,000 shares of common stock or more than 500,000 shares of restricted stock (“RSAs”), restricted stock units (“RSUs”), performance shares (“PSAs”), or performance share units (“PSUs”), the value of which is based on the fair market value of a share of common stock.  In addition, no non-employee director participant may be granted during any calendar year options or stock appreciation rights for more than 25,000 shares of common stock, or more than 25,000 shares of RSAs or RSUs.  As of March 31, 2020, 3,884,911 shares of common stock remained available for grant under the 2013 Equity Plan.

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

During the three months ended March 31, 2020 and 2019, 53,198 and 326,737 shares, respectively, of service-based RSAs and RSUs were granted to executive officers and directors under the 2013 Equity Plan.  The Company determines compensation expense for these share-settled awards using their fair value at the grant date, which is based on the closing bid price of the Company’s common stock on such date.  The weighted average grant date fair value of service-based RSAs and RSUs was $4.94 per share and $29.80 per share for the three months ended March 31, 2020 and 2019, respectively.  On March 31, 2020, all of the RSAs issued to executive officers in 2020 were forfeited and concurrently replaced with cash incentives.  Refer to “2020 Compensation Adjustments” below for more information.

During the three months ended March 31, 2020, 1,616,504 shares of service-based RSUs were granted to executive officers and employees under the 2013 Equity Plan.  The Company determines compensation expense for cash-settled RSUs using the fair value at the end of each reporting period, which is based on the closing bid price of the Company’s common stock on such date.  On March 31, 2020, all of the RSUs issued to executive officers in 2020 were forfeited and concurrently replaced with cash incentives.  Refer to “2020 Compensation Adjustments” below for more information.

During the three months ended March 31, 2020 and 2019, 1,665,153 and 317,512, respectively, of PSAs and PSUs subject to certain market-based vesting criteria were granted to executive officers under the 2013 Equity Plan.  These market-based awards cliff vest on the third anniversary of the grant date, and the number of shares that will vest at the end of that three-year performance period is determined based on the rank of Whiting’s cumulative stockholder return compared to the stockholder return of a peer group of companies on each anniversary of the grant date over the three-year performance period.  The number of awards earned could range from zero up to two times the number of shares initially granted.  However, awards earned up to the target shares granted (or 100%) will be settled in shares, while awards earned in excess of the target shares granted will be settled in cash.  The cash-settled component of such awards is recorded as a liability in the consolidated balance sheets and will be remeasured at fair value using a Monte Carlo valuation model at the end of each reporting period. On March 31, 2020, all of the PSAs and PSUs issued to executive officers in 2020 were forfeited and concurrently replaced with cash incentives.  Refer to “2020 Compensation Adjustments” below for more information.

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

	2020	2019
Number of simulations	2,500,000	2,500,000
Expected volatility	76.52%	72.95%
Risk-free interest rate	1.51%	2.60%
Dividend yield	—	—

The weighted average grant date fair value of the market-based awards that will be settled in shares, as determined by the Monte Carlo valuation model, was $4.31 per share and $25.97 per share in 2020 and 2019, respectively.

2020 Compensation Adjustments.  All of the RSAs, RSUs, PSAs and PSUs granted to executive officers in 2020 were forfeited on March 31, 2020 and were replaced with cash retention incentives.  The cash retention incentives are subject to a service period and may be clawed back if an executive officer terminates employment for any reason other than a qualifying termination prior to the earlier of (i) the effective date of a plan of reorganization approved under chapter 11 of the Bankruptcy Code or (ii) March 30, 2021.  The transactions were considered concurrent replacement of the stock compensation awards previously issued.  As such, the $12 million fair value of the awards, consisting of the after-tax value of the cash incentives, was capitalized to prepaid expenses and other in the condensed consolidated balance sheet as of March 31, 2020 and will be amortized over the relevant service period.  The difference between the cash and after-tax value of the cash retention incentives of approximately $9 million, which is not subject to the claw back provisions contained within the agreements, was expensed to general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2020.

The following table shows a summary of the Company’s service-based and market-based awards activity for the three months ended March 31, 2020:

	Number of Awards		Weighted Average
	Service‑Based	Market-Based	Grant Date
	RSAs & RSUs	PSAs & PSUs	Fair Value
Nonvested awards, January 1	467,502	448,387	$28.28
Granted	53,198	1,665,153	4.33
Vested	(132,893)	-	32.97
Forfeited	(125,955)	(1,773,101)	7.54
Nonvested awards, March 31	261,852	340,439	$24.33

There was no significant stock option activity during the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020 and 2019, the Company recognized total stock compensation expense of $1 million and $6 million, respectively.

11.        INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2020 and 2019 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to (i) state income taxes and the effects of permanent taxable differences for the three months ended March 31, 2019 and (ii) a full valuation allowance in effect on the Company’s U.S. deferred tax assets (“DTAs”), resulting in no income tax expense for the three months ended March 31, 2020.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion, or all, of the Company’s DTAs will not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and projected future taxable income and results of operations.  If the Company concludes that it is more likely than not that some portion, or all, of its DTAs will not be realized, the tax asset is reduced by a valuation allowance.  The Company assesses the appropriateness of its valuation allowance on a quarterly basis.  At March 31, 2020, the Company had a full valuation allowance on its U.S. DTAs.

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

On March 26, 2020 the Company adopted a Rights Agreement and on April 1, 2020 the Bankruptcy Court entered an Order containing certain Procedures, each of which are intended to preserve the Company’s ability to use its net operating losses to offset possible future U.S. taxable income by reducing the likelihood of an ownership change under Section 382 of the IRC.  Refer to the “Shareholders’ Equity” footnote for more information on the Rights Agreement and the Order.

12.       EARNINGS PER SHARE

The reconciliations between basic and diluted earnings (loss) per share are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Basic Loss Per Share
Net loss	$(3,628,571)	$(68,925)
Weighted average shares outstanding	91,390	91,235
Loss per common share	$(39.70)	$(0.76)

Diluted Loss Per Share
Net loss	$(3,628,571)	$(68,925)
Weighted average shares outstanding	91,390	91,235
Loss per common share	$(39.70)	$(0.76)

During the three months ended March 31, 2020, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes the anti-dilutive effect of 392,367 shares of service-based awards.  In addition, the diluted earnings per share calculation for the three months ended March 31, 2020 excludes the effect of 39,660 common shares for stock options that were out-of-the-money as of March 31, 2020.

During the three months ended March 31, 2019, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes the anti-dilutive effect of 254,985 shares of service-based awards and 235,174 shares of market-based awards.  In addition, the diluted earnings per share calculation for the three months ended March 31, 2019 excludes the effect of 49,125 common shares for stock options that were out-of-the-money as of March 31, 2019.

Refer to the “Stock-Based Compensation” footnote for more information on the Company’s service-based awards, market-based awards and stock options.

The Company had the option to settle conversions of the 2020 Convertible Senior Notes with cash, shares of common stock or any combination thereof.  As the conversion value of the 2020 Convertible Senior Notes did not exceed the principal amount of the notes as of March 31, 2020 and 2019, there was no impact to diluted earnings per share or the related disclosures for those periods.

13.       COMMITMENTS AND CONTINGENCIES

Chapter 11 Proceedings—On April 1, 2020, the Debtors filed the Chapter 11 Cases seeking relief under the Bankruptcy Code.  The Company expects to continue operations in the normal course for the duration of the Chapter 11 Cases.  In addition, commencement of the Chapter 11 Cases automatically stayed all of the proceedings and actions against the Company (other than regulatory enforcement matters), including those noted below.  Refer to the “Basis of Presentation” footnote for more information about the Chapter 11 Cases.

Delivery Commitments—The Company has a delivery contract that is tied to oil production in the Williston Basin.  The effective date of this contract is contingent upon the completion of certain related pipelines, which has been suspended due to current market conditions.  Under the terms of the agreement, Whiting has committed to deliver 10 MBbl/d for a term of seven years.  The Company believes its production and reserves are sufficient to fulfill this delivery commitment, and therefore expects to avoid any payments for deficiencies under this contract.  However, if completion of the pipelines does not occur by March 31, 2022, such date being subject to extension by force majeure until July 31, 2023, the contract will terminate and Whiting will no longer be required to deliver the committed volumes.

Litigation—The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the ordinary course of business.  The Company accrues a loss contingency for these lawsuits and claims when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  While the outcome of these lawsuits and claims cannot be predicted with certainty, it is the opinion of the Company’s management that the loss for any litigation matters and claims that are reasonably possible to occur will not have a material adverse effect, individually or in the aggregate, on its consolidated financial position, cash flows or results of operations.  The Company is involved in litigation related to a payment arrangement with a third party which currently claims damages up to $41 million, as well as court costs and interest.  As a result of the Chapter 11 Cases and the effect of the automatic stay, the court closed the case as of April 11, 2020, subject to the case being reopened upon motion of any party without prejudice for a period which shall continue until 30 days after the conclusion of the bankruptcy proceedings.  Certain amounts were accrued in accrued liabilities and other in the consolidated balance sheet as of December 31, 2019 and general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2019 based on the determination that it is probable that a loss has been incurred and can be reasonably estimated.  The Company has not accrued any additional amounts as of March 31, 2020.

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

Overview

We are an independent oil and gas company engaged in development, production, acquisition and exploration activities primarily in the Rocky Mountains region of the United States.  Our current operations and capital programs are focused on organic drilling opportunities and on the development of previously acquired properties, specifically on projects that we believe provide the greatest potential for repeatable success and production growth.  During 2019, we focused on developing our large resource play in the Williston Basin of North Dakota and Montana, while closely aligning our capital spending with cash flows generated from operations.  As a result of the sharp decline in commodity prices during the first quarter of 2020, we have significantly decreased our level of capital spending to more closely align with our reduced cash flows from operating activities and have focused our organic drilling operations on projects in our drilling inventory that provide the highest rate of return.  We continually evaluate our property portfolio and sell properties when we believe that the sales price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.  Refer to the “Acquisitions and Divestitures” footnote in the notes to condensed consolidated financial statements for more information on our recent acquisition and divestiture activity.

Our revenue, profitability and future growth rate depend on many factors which are beyond our control, such as oil and gas prices, economic, political and regulatory developments, competition from other sources of energy, and the other items discussed under the caption “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the period ended December 31, 2019.  Oil and gas prices historically have been volatile and may fluctuate widely in the future.  The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas prices since the first quarter of 2018:

	2018				2019				2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude oil	$62.89	$67.90	$69.50	$58.83	$54.90	$59.83	$56.45	$56.96	$46.08
Natural gas	$3.13	$2.77	$2.88	$3.62	$3.00	$2.58	$2.29	$2.44	$1.88

Oil prices declined sharply during the first quarter of 2020, dropping below $21.00 per Bbl in March 2020 and further dropping below negative $37.00 per Bbl in April 2020.  This dramatic decline in pricing is primarily in response to Saudi Arabia’s announcement of plans to abandon previously agreed upon output restraints and the economic effects of the coronavirus (“COVID-19”) pandemic on the demand for oil and natural gas.  Lower oil, NGL and natural gas prices may not only decrease our revenues on a per unit basis, but may also reduce the amount of oil and natural gas that we can produce economically and therefore potentially lower our oil and gas reserve quantities.  Substantial and extended declines in oil, NGL and natural gas prices have resulted, and may result, in impairments of our proved oil and gas properties or undeveloped acreage (such as the impairments discussed below under the “Results of Operations”) and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to finance planned capital expenditures.  Alternatively, higher oil prices may result in significant mark-to-market losses being incurred on our commodity-based derivatives.

Recent Developments

Chapter 11 Cases.  On April 1, 2020 (the “Petition Date”), Whiting and certain of its subsidiaries (the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of the Bankruptcy Code.

On April 23, 2020 the Debtors entered into a restructuring support agreement (“RSA”) with certain holders of our senior notes to support a restructuring in accordance with the terms set forth in our chapter 11 plan of reorganization (the “Plan”).  The Plan and the related disclosure statement were each filed with the Bankruptcy Court on April 23, 2020.  We expect to continue operations in the normal course for the duration of the Chapter 11 Cases.  To ensure ordinary course operations, we have obtained approval from the Bankruptcy

Court for certain “first day” motions, including motions to obtain customary relief intended to assure our ability to continue our ordinary course operations after the filing date.  In addition, we have received authority to use cash collateral of the lenders under Whiting Oil and Gas’ credit agreement (the “Credit Agreement”) on an interim basis.  The final hearing on use of cash collateral is currently scheduled for May 29, 2020.  For more information on the Chapter 11 Cases and related matters, refer to the “Basis of Presentation” and “Long-Term Debt” footnotes in the notes to the condensed consolidated financial statements.

Proved Undeveloped Reserves.  As a result of lower crude oil, NGL and natural gas prices and a substantial reduction in our capital plan incorporated into our reserve estimates at March 31, 2020, our proved undeveloped reserves decreased from 126.6 MMBOE as of December 31, 2019 to 62.8 MMBOE as of March 31, 2020, which represents a 50% reduction between periods.  Approximately 80% of this decrease in reserve volumes was the result of a change in the planned timing of the drilling and completion of PUD reserve locations outside of the SEC five-year window.

Exploration and Development Expenditures.  The changes in our capital plan have also resulted in reductions to our 2020 Exploration and Development (“E&D”) budget from a previous midpoint of $418 million to $215 million in order to preserve our liquidity in the current crude oil price environment.  Refer to “2020 Highlights and Future Considerations” and “Liquidity and Capital Resources” for more information on our reduced activity levels and planned capital expenditures.

2020 Highlights and Future Considerations

Operational Highlights

Northern Rocky Mountains – Williston Basin

Our properties in the Williston Basin of North Dakota and Montana target the Bakken and Three Forks formations.  Net production from the Williston Basin averaged 100.2 MBOE/d for the first quarter of 2020, representing an 11% decrease from 112.0 MBOE/d in the fourth quarter of 2019.  First quarter 2020 production was negatively impacted by severe weather conditions and associated electric submersible pump failures on multiple high value wells.  Across our acreage in the Williston Basin, we have implemented customized, right-sized completion designs which utilize the optimum volume of proppant, fluids, and frac stages to increase well performance while reducing cost.  We have increased stages pumped per day by focusing on new technologies such as quick-install wellhead connections and frac plug innovations.  We plan to continue to use right-sized completion design on future wells we drill, while also utilizing state-of-the-art drilling rigs, high-torque mud motors and 3-D bit cutter technology to reduce time-on-location and total well cost.  We drilled 28 wells and put 24 wells on production in this area during the first quarter of 2020.  As of March 31, 2020, we had three rigs active in the Williston Basin, however, as noted below in “Operational Response to Market Conditions,” we subsequently released all our drilling rigs during April 2020.

Central Rocky Mountains – Denver-Julesburg Basin

Our Redtail field in the Denver-Julesburg Basin (“DJ Basin”) in Weld County, Colorado targets the Niobrara and Codell/Fort Hays formations.  Net production from the Redtail field averaged 9.3 MBOE/d in the first quarter of 2020, representing an 11% decrease from 10.4 MBOE/d in the fourth quarter of 2019.  We have established production in the Niobrara “A”, “B” and “C” zones and the Codell/Fort Hays formations.  We have maintained base production with improved artificial lift techniques and reductions in lease operating expenses.  Future development activity in our Redtail field is subject to market conditions.

Our Redtail gas plant processes the associated gas produced from our wells in this area, and has a current inlet capacity of 50 MMcf/d.  As of March 31, 2020, the plant was processing 22 MMcf/d.

Operational Response to Market Conditions

As a result of the significant decline in crude oil prices in the first quarter of 2020 and continuing throughout April 2020, we temporarily suspended all drilling and completion activity and released all of our drilling rigs during April 2020, incurring insignificant early termination and demobilization fees.  Additionally, we have reduced the number of workover rigs used on our wells.  We expect this reduced activity will negatively impact our production across all of our properties for the remainder of 2020.  Substantial and extended declines in crude oil prices may result in our decision to voluntarily curtail production on our existing wells in the future.

Financing Highlights

In March 2020, we paid $53 million to repurchase $73 million aggregate principal amount of our 1.25% Convertible Senior Notes due April 1, 2020 (the “2020 Convertible Senior Notes”), which payment consisted of the average 72.5% purchase price plus all accrued and unpaid interest on the notes.  We financed the repurchases with borrowings under the Credit Agreement.  Additionally, in March 2020, holders of $3 million aggregate principal amount of 2020 Convertible Senior Notes timely elected to convert.  Upon such conversion, such holders of converted 2020 Convertible Senior Notes were entitled to receive an insignificant cash payment on April 1, 2020, which we did not pay in conjunction with the filing of the Chapter 11 Cases.  Refer to the “Long-Term Debt” footnote in the notes to the condensed consolidated financial statements for more information on these repurchases and conversions.

On April 1, 2020, in conjunction with the filing of the Chapter 11 Cases, we did not make the $187 million principal payment due on our 2020 Convertible Senior Notes.  Any efforts to enforce payment obligations related to the acceleration of our debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.  Refer to the “Long-Term Debt” footnote in the notes to the condensed consolidated financial statements for more information on the Chapter 11 Cases and the automatic stay.

Acquisition and Divestiture Highlights

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

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2020	2019
Net production
Oil (MMBbl)	6.3	7.5
NGLs (MMBbl)	1.8	1.9
Natural gas (Bcf)	11.6	12.6
Total production (MMBOE)	10.0	11.6
Net sales (in millions)
Oil (1)	$231.9	$359.5
NGLs	10.9	12.9
Natural gas	2.0	17.1
Total oil, NGL and natural gas sales	$244.8	$389.5
Average sales prices
Oil (per Bbl) (1)	$37.03	$47.71
Effect of oil hedges on average price (per Bbl)	5.08	0.21
Oil net of hedging (per Bbl)	$42.11	$47.92
Weighted average NYMEX price (per Bbl) (2)	$46.05	$54.83
NGLs (per Bbl)	$6.01	$6.62
Natural gas (per Mcf)	$0.17	$1.36
Weighted average NYMEX price (per MMBtu) (2)	$1.88	$3.00
Cost and expenses (per BOE)
Lease operating expenses	$7.22	$7.26
Transportation, gathering, compression and other	$0.89	$0.85
Production and ad valorem taxes	$2.24	$2.43
Depreciation, depletion and amortization	$18.37	$17.11
General and administrative	$4.71	$3.02
(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue decreased $145 million to $245 million when comparing the first quarter of 2020 to the same period in 2019.  Changes in sales revenue between periods are due to changes in production sold and changes in average commodity prices realized (excluding the impacts of hedging).  For the first quarter of 2020, decreases in total production accounted for approximately $63 million of the change in revenue and decreases in commodity prices realized accounted for approximately $82 million of the change in revenue when comparing to the first quarter of 2019.

Our oil, NGL and gas volumes decreased 17%, 7% and 8%, respectively, between periods.  The volume decreases between periods were primarily attributable to the impact of severe weather conditions and associated electric submersible pump failures on multiple high value wells in the Williston Basin in the first quarter of 2020, as well as normal field production decline primarily in the DJ Basin where we have ceased development activity until prices recover.  These decreases were partially offset by increased production from new wells drilled and completed over the last twelve months in the Williston Basin.

Our average price for oil (before the effects of hedging), NGLs and natural gas decreased 22%, 9% and 88%, respectively.  Our average sales price realized for oil is impacted by deficiency payments we made under a physical delivery contract at our Redtail field due to our inability to meet the minimum volume commitments under this contract.  During the three months ended March 31, 2020 and 2019, our total average sales price realized for oil was $2.91 per Bbl lower and $1.71 per Bbl lower, respectively, as a result of these deficiency payments.  This agreement will continue to negatively impact the price we receive for oil from our Redtail field through April 2020, when the contract terminates.  Our average sales price realized for natural gas is impacted by rising market differentials as compared to NYMEX as well as high fixed third-party costs for transportation, gathering and compression services.

Lease Operating Expenses.  Our lease operating expenses (“LOE”) during the first quarter of 2020 were $72 million, a $12 million decrease over the same period in 2019.  This decrease was primarily due to cost reduction initiatives implemented beginning in the third quarter of 2019, partially offset by an increase in well workover activity between periods.

Our lease operating expenses on a BOE basis also decreased when comparing the first quarter of 2020 to the same 2019 period.  LOE per BOE amounted to $7.22 during the first quarter of 2020, which represents a slight decrease from the first quarter of 2019.  This decrease was mainly due to the overall decrease in LOE expense discussed above partially offset by lower overall production volumes between periods.

Transportation, Gathering, Compression and Other.  Our transportation, gathering, compression and other (“TGC”) expenses during the first quarter of 2020 were $9 million, a slight decrease over the same period in 2019.

TGC per BOE, however, increased when comparing the first quarter of 2020 to the same 2019 period.  TGC per BOE amounted to $0.89 during the first quarter of 2020, which represents a $0.04 per BOE (or 5%) increase from the first quarter of 2019.  This increase was mainly due to lower overall production volumes between periods.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes during the first quarter of 2020 were $22 million, a $6 million decrease over the same period in 2019, which was primarily due to lower sales revenue between periods.  Our production taxes, however, are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis was 8.8% and 7.5% for the first quarter of 2020 and 2019, respectively.  Our production tax rate for 2020 was higher than the rate for 2019 due to our concentration of development activity over the past twelve months in the Williston Basin states of North Dakota and Montana, which have higher tax rates than Colorado where we have had limited development activity over the past twelve months.  This increase in rate was partially offset by certain North Dakota wells receiving stripper well status, which reduces the tax rate from 10% to 5%.

Depreciation, Depletion and Amortization.  Our depletion, depreciation and amortization (“DD&A”) expense decreased $14 million in 2020 as compared to the first quarter of 2019.  The components of our DD&A expense were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Depletion	$179,697	$193,870
Accretion of asset retirement obligations	3,027	2,882
Depreciation	1,244	1,380
Total	$183,968	$198,132

DD&A decreased between periods primarily due to $14 million in lower depletion expense, consisting of a $28 million decrease due to lower overall production volumes during the first quarter of 2020, partially offset by a $14 million increase related to a higher depletion rate between periods.  On a BOE basis, however, our overall DD&A rate of $18.37 for the first quarter of 2020 was 7% higher than the rate of $17.11 for the same period in 2019.  The primary factor contributing to this higher DD&A rate was downward revisions to proved reserves over the last twelve months.

Exploration and Impairment Costs.  Our exploration and impairment costs increased $3.7 billion for the first quarter of 2020 as compared to the same period in 2019.  The components of our exploration and impairment expense were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Impairment	$3,745,092	$9,843
Exploration	8,365	9,906
Total	$3,753,457	$19,749

Impairment expense for the first quarter of 2020 primarily related to (i) a $3.7 billion non-cash impairment charge for the partial write-down of proved oil and gas properties across our Williston Basin resource play due to a reduction in reserves, driven by depressed oil prices and a resultant decline in future development plans for the properties, and (ii) $12 million in impairment write-downs of undeveloped acreage costs for leases where we no longer have plans to drill.  Impairment expense for the first quarter of 2019 primarily relates to the amortization of leasehold costs associated with individually insignificant unproved properties.

General and Administrative Expenses.  We report general and administrative (“G&A”) expenses net of third-party reimbursements and internal allocations.  The components of our G&A expenses were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
General and administrative expenses	$63,912	$59,484
Reimbursements and allocations	(16,745)	(24,510)
General and administrative expenses, net	$47,167	$34,974

G&A expense before reimbursement and allocations increased $4 million during the first quarter of 2020 primarily due to (i) $14 million of expense related to cash retention incentives paid to executives and employees during the first quarter of 2020, (ii) $8 million of third-party advisory and legal fees incurred to prepare for the Chapter 11 Cases and (iii) $3 million of credit loss expense based on the status of certain receivables outstanding and expected future economic conditions.  These increases were partially offset by cost reduction initiatives instituted as part of a company restructuring beginning in the third quarter of 2019, including $12 million in lower compensation costs, outside of the aforementioned retention incentives.  The decrease in reimbursements and allocations for the first quarter of 2020 was the result of a lower number of field workers on Whiting-operated properties associated with reduced drilling activity.

Our G&A expenses on a BOE basis increased when comparing the first quarter of 2020 to the same 2019 period.  G&A expense per BOE amounted to $4.71 during the first quarter of 2020, which represents an increase of $1.69 per BOE (or 56%) from the first quarter of 2019.  This increase was mainly due to the overall increases in G&A expense discussed above, as well as lower overall production volumes between periods.

Derivative (Gain) Loss, Net.  Our commodity derivative contracts are marked to market each quarter with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment to or from the counterparty.  Derivative (gain) loss, net, amounted to a gain of $231 million and a loss of $63 million for the three months ended March 31, 2020 and 2019, respectively.  These gains and losses are primarily related to our collar, swap and option commodity derivative contracts and resulted from the downward and upward shifts, respectively, in the futures curve of forecasted commodity prices for crude oil during the respective periods.

For more information on our outstanding derivatives refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Notes	$34,840	$37,256
Amortization of debt issue costs, discounts and premiums	4,536	7,818
Credit agreement	5,518	2,986
Other	356	39
Total	$45,250	$48,099

The decrease in interest expense of $3 million between periods was primarily attributable to lower interest costs incurred on our notes during the first quarter of 2020 compared to the first quarter of 2019.  The $2 million decrease in note interest primarily resulted from (i) the tender offer for $300 million aggregate principal amount of 2020 Convertible Notes in September 2019, (ii) the repurchase of $100 million aggregate principal amount of the 2021 Senior Notes in September and October 2019 and (iii) the repurchase of $73 million aggregate principal amount of the 2020 Convertible Notes in March 2020.  Refer to the “Long-Term Debt” footnote in the notes to the condensed consolidated financial statements for more information on these debt transactions.

Our weighted average debt outstanding during the first quarter of 2020 and 2019 was $2.9 billion.  Our weighted average effective cash interest rate was 5.5% during the first quarter of 2020 and 2019.

Gain on Extinguishment of Debt.  In March 2020, we paid $53 million to repurchase $73 million aggregate principal amount of our 2020 Convertible Senior Notes and recognized a $23 million gain on extinguishment of debt.  Additionally, in March 2020, the holders of $3 million aggregate principal amount of our 2020 Convertible Senior Notes elected to convert.  Upon conversion, such holders of the converted 2020 Convertible Senior Notes were entitled to receive an insignificant cash payment on April 1, 2020, which we did not pay in conjunction with the filing of the Chapter 11 Cases.  As a result of such conversion we recognized a $3 million gain on extinguishment of debt for the three months ended March 31, 2020.  Refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements for more information on this repurchase and conversion and the effect of the automatic stay issued in conjunction with the filing of the Chapter 11 Cases.

Income Tax Benefit.  As a result of pre-tax losses for the first six months of 2019, we transitioned from a net deferred tax liability position to a net deferred tax asset position which resulted in the recognition of a full valuation allowance on our deferred tax assets during the second quarter of 2019.  As a result of the full valuation allowance on our U.S. deferred tax assets (“DTAs”) as of March 31, 2020, we did not recognize any income tax expense or benefit during the first quarter of 2020.  Income tax benefit for the first quarter of 2019 totaled $25 million.  Additionally, during the fourth quarter of 2019, we recognized $74 million of Canadian deferred tax expense associated with the outside basis difference in Whiting Canadian Holding Company ULC pursuant to ASC 740-30-25-17.  During the three months ended March 31, 2020, $4 million of this Canadian deferred tax expense became current.  Refer to the “Income Taxes” footnote in the notes to the condensed consolidated financial statements for more information on this deferred tax liability.

Our overall effective tax rate of 0% for the first quarter of 2020 was lower than the U.S. statutory income tax rate as a result of the full valuation allowance on our DTAs.

Liquidity and Capital Resources

Overview.  At March 31, 2020, we had $566 million of cash on hand and $395 million of equity, while at December 31, 2019, we had $9 million of cash on hand and $4.0 billion of equity.  In March 2020, we took proactive steps to ensure we had sufficient liquidity to fund ongoing operations by drawing $650 million on the Credit Agreement.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility, which we partially mitigate through the use of commodity hedge contracts.  Oil accounted for 63% and 65% of our total production in the first quarter of 2020 and 2019, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in NGL or natural gas prices.  As of May 1, 2020, we had derivative contracts covering the sale of 5 MBbl of oil per day through June 2020 and 1 MBbl of oil per day for the remainder of 2020.  For more information on our outstanding derivatives refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements.

During the first quarter of 2020, we generated $37 million of cash provided by operating activities, a decrease of $111 million from the same period in 2019.  Cash provided by operating activities decreased primarily due to lower realized sales prices and production volumes for oil, NGLs and natural gas, as well as higher cash G&A expenses.  These negative factors were partially offset by an increase in cash settlements received on our derivative contracts, lower lease operating expenses, production and ad valorem taxes, cash interest expense, TGC and exploration costs during the first quarter of 2020 as compared to the same period in 2019.  Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on increases and decreases in certain expenses between periods.

During the first quarter of 2020, cash flows from operating activities, $695 million of net borrowings under the Credit Agreement and proceeds from the sale of properties were used to finance $146 million of drilling and development expenditures and the repurchase of $73 million aggregate principal amount of 2020 Senior Convertible Notes, which resulted in $566 million of remaining cash on hand as of March 31, 2020.

Chapter 11 Cases and Effect of Automatic Stay.  On April 1, 2020, the Debtors filed for relief under chapter 11 of the Bankruptcy Code.  The commencement of a voluntary proceeding in bankruptcy constitutes an immediate event of default under the Credit Agreement and the indentures governing our senior notes, resulting in the automatic and immediate acceleration of all of our outstanding debt.  In conjunction with the filing of the Chapter 11 Cases, we did not make the $187 million principal payment due on our 2020 Convertible Senior Notes.  Any efforts to enforce payment obligations related to the acceleration of our debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.  Refer to the “Basis of Presentation” footnote in the notes to the condensed consolidated financial statements for more information on the Chapter 11 Cases.

On April 23, 2020, the Debtors entered into the RSA with certain holders of our senior notes to support a restructuring in accordance with the terms set forth in our chapter 11 plan of reorganization (the “Plan”).  As more fully disclosed in the “Basis of Presentation” footnote in the notes to the condensed consolidated financial statements, the Plan and the RSA contemplate a restructuring which would provide for the treatment of holders of certain claims and existing equity interests.

We expect to continue operations in the normal course for the duration of the Chapter 11 Cases.  To ensure ordinary course operations, we have obtained approval from the Bankruptcy Court for certain “first day” motions, including motions to obtain customary relief intended to continue our ordinary course operations after the filing date.  In addition, we have received authority to use cash collateral of the lenders under the Credit Agreement on an interim basis.

However, for the duration of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases.  The outcome of the Chapter 11 Cases is dependent upon factors that are outside of our control, including actions of the Bankruptcy Court and our creditors.  The significant risks and uncertainties related to our liquidity and Chapter 11 Cases described above raise substantial doubt about our ability to continue as a going concern.  There can be no assurance that we will confirm and consummate the Plan as contemplated by the RSA or complete another plan of reorganization with respect to the Chapter 11 Cases.  As a result, we have concluded that management’s plans do not alleviate substantial doubt about our ability to continue as a going concern.

As a result of the Chapter 11 Cases, our total available liquidity as of March 31, 2020 consisted of our $566 million of cash on hand.  We expect to continue using additional cash that will further reduce this liquidity.  With the Bankruptcy Court’s authorization to use cash collateral under the Credit Agreement, we believe that we will have sufficient liquidity, including cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 Cases.  As such, we expect to pay vendor and royalty obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders, if any, approving such payments.

Exploration and Development Expenditures.  During the three months ended March 31, 2020 and 2019, we incurred $146 million and $219 million, respectively, of exploration and development (“E&D”) expenditures.  Of these expenditures, 94% and 98%, respectively, were incurred in our large resource play in the Williston Basin of North Dakota and Montana, where we have focused our development in 2019 and the first quarter of 2020.

We continually evaluate our capital needs and compare them to our capital resources.  Our 2020 E&D budget is $215 million, which we expect to fund with net cash provided by operating activities and cash on hand, and represents a substantial decrease from the $778 million incurred on E&D expenditures during 2019.  This reduced capital budget is in response to the significantly lower crude oil prices experienced during the first quarter of 2020 and continuing into the second quarter and our plan to preserve our liquidity while improving capital efficiency and continue aligning our capital spending with cash flows generated from operations.  Our level of E&D expenditures is largely discretionary, although a portion of our E&D expenditures are for non-operated properties where we have limited control over the timing and amount of such expenditures, and the amount of funds we devote to any particular activity may increase or decrease significantly depending on commodity prices, cash flows, available opportunities and development results, among other factors.  With the Bankruptcy Court’s authorization to use cash collateral under the Credit Agreement, we believe that we have sufficient liquidity to execute our business plan over the next 12 months.

Credit Agreement.  Whiting Oil and Gas, our wholly owned subsidiary, has a credit agreement with a syndicate of banks that had a borrowing base of $2.05 billion and aggregate commitments of $1.75 billion as of March 31, 2020.  As of March 31, 2020, we had $1.07 billion of borrowings outstanding under the Credit Agreement.  As a result of the commencement of the Chapter 11 Cases, we are no longer in compliance with the covenants under the Credit Agreement and the lender’s commitments under the Credit Agreement have been terminated.  We are therefore unable to make additional borrowings or issue additional letters of credit under the Credit Agreement.

The commencement of a voluntary proceeding in bankruptcy constitutes an immediate event of default that automatically accelerated our obligations under the Credit Agreement.  Any efforts to enforce payment obligations related to the acceleration of our obligations under the Credit Agreement have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Prior to default, a portion of the Credit Agreement in an aggregate amount not to exceed $50 million was available to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of ours.  As of March 31, 2020, $2 million in letters of credit were outstanding under the agreement.

The borrowing base under the Credit Agreement is determined at the discretion of the lenders, based on the collateral value of our proved reserves that have been mortgaged to such lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the Credit Agreement.  Such redeterminations are not expected to occur for the duration of the Chapter 11 Cases.

The Credit Agreement provides for interest only payments until maturity, when the Credit Agreement expires and all outstanding borrowings are due.  Interest under the Credit Agreement accrues at our option at either (i) a base rate for a base rate loan plus a margin between 0.50% and 1.50% based on the ratio of outstanding borrowings to the borrowing base, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR rate plus 1.0% per annum, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus a margin between 1.50% and 2.50% based on the ratio of outstanding borrowings to the borrowing base.  Additionally, we incur commitment fees of 0.375% or 0.50% based on the ratio of outstanding borrowings to the borrowing base on the unused portion of the aggregate commitments of the lenders under the Credit Agreement, which are included as a component of interest expense.  At March 31, 2020, the weighted average interest rate on the outstanding principal balance under the Credit Agreement was 3.0%.  During the chapter 11 proceedings, all amounts outstanding under the Credit Agreement with bear interest per annum at the applicable rate stated in the agreement plus a 2.0% default rate.

Prior to default, the Credit Agreement had a maturity date of April 12, 2023, provided that if at any time and for so long as any senior notes (other than the 2020 Convertible Senior Notes) had a maturity date prior to 91 days after April 12, 2023, the maturity date shall have been the date that is 91 days prior to the maturity of such senior notes.

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

For more information on the loan security related to the Credit Agreement, refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements.

Under the Credit Agreement, a cross-default provision provides that a default under certain other debt of ours or certain of our subsidiaries in an aggregate principal amount exceeding $100 million may constitute an event of default under such credit agreement.  Additionally, under the indentures governing our senior notes and senior convertible notes, a cross-default provision provides that a default under certain other debt of ours or certain of our subsidiaries in an aggregate principal amount exceeding $100 million (or $50 million in the case of the 2021 Senior Notes) may constitute an event of default under such indenture.

Senior Notes.  In December 2017, we issued at par $1.0 billion of 6.625% Senior Notes due January 15, 2026 (the “2026 Senior Notes”).  In March 2015, we issued at par $750 million of 6.25% Senior Notes due April 1, 2023 (the “2023 Senior Notes”).  In September 2013, we issued at par $800 million of 5.75% Senior Notes due March 15, 2021 and issued at 101% of par an additional $400 million of 5.75% Senior Notes due March 15, 2021 (collectively the “2021 Senior Notes” and together with the 2023 Senior Notes and the 2026 Senior Notes, the “Senior Notes”).

During 2016, we exchanged $326 million aggregate principal amount of our 2021 Senior Notes and $342 million aggregate principal amount of our 2023 Senior Notes for the same aggregate principal amount of convertible notes.  Subsequently during 2016, all $668 million aggregate principal amount of these convertible notes was converted into approximately 16.3 million shares of our common stock pursuant to the terms of the notes.

The commencement of a voluntary proceeding in bankruptcy constitutes an immediate event of default that automatically accelerated our obligations under the indentures governing our Senior Notes.  Any efforts to enforce payment obligations related to the acceleration of our Senior Notes have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Repurchases of 2021 Senior Notes. In September 2019, we paid $24 million to repurchase $25 million aggregate principal amount of the 2021 Senior Notes, which payment consisted of the average 94.708% purchase price plus all accrued and unpaid interest on the notes.  We financed the repurchases with cash and borrowings under the Credit Agreement.  As of September 30, 2019, $849 million of 2021 Senior Notes remained outstanding.

In October 2019, we paid an additional $72 million to repurchase $75 million aggregate principal amount of the 2021 Senior Notes, which payment consisted of the average 95.467% purchase price plus all accrued and unpaid interest on the notes.  We financed the repurchases with borrowings under the Credit Agreement.  As of October 4, 2019, $774 million of 2021 Senior Notes remained outstanding.

Prior to default, the indentures governing the Senior Notes restricted us from incurring additional indebtedness, subject to certain exceptions, unless our fixed charge coverage ratio (as defined in the indentures) is at least 2.0 to 1.

2020 Convertible Senior Notes.  In March 2015, we issued at par $1,250 million of 2020 Convertible Senior Notes.  During 2016, we exchanged $688 million aggregate principal amount of our 2020 Convertible Senior Notes for the same aggregate principal amount of new mandatory convertible senior notes.  Subsequently during 2016, all $688 million aggregate principal amount of these mandatory convertible senior notes was converted into approximately 17.8 million shares of our common stock pursuant to the terms of the notes.

In September 2019, we paid $299 million to complete a cash tender offer for $300 million aggregate principal amount of the 2020 Convertible Senior Notes, which payment consisted of the 99.0% purchase price plus all accrued and unpaid interest on the notes and associated transaction costs.  We financed the tender offer with cash and borrowings under the Credit Agreement.

In March 2020, we paid $53 million to repurchase $73 million aggregate principal amount of the 2020 Convertible Senior Notes, which payment consisted of the average 72.5% purchase price plus all accrued and unpaid interest on the notes.  We financed the repurchases with borrowings under the Credit Agreement.

Prior to January 1, 2020, the 2020 Convertible Senior Notes were convertible only upon the achievement of certain contingent market conditions, which were not met.  After January 1, 2020, the 2020 Convertible Senior Notes were convertible at any time until the second scheduled trading day immediately preceding the April 1, 2020 maturity date of the notes and holders of $3 million aggregate principal amount of 2020 Convertible Senior Notes timely elected to convert.  Upon conversion, such holders of the converted 2020 Convertible Senior Notes were entitled to receive an insignificant cash payment on April 1, 2020, which we did not pay.  Additionally, at maturity, we were obligated to pay in cash the $187 million outstanding principal amount of the 2020 Convertible Senior Notes that did not convert, which we did not pay.  Under the Bankruptcy Code, the holders of the 2020 Convertible Senior Notes and the prior holders that converted their notes are stayed from taking any action against us as a result of our non-payment.  Refer to “Chapter 11 Cases and Effect of Automatic Stay” above for more information.

Contractual Obligations and Commitments

We have various contractual obligations in the normal course of our operating and financing activities.  For more information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no material changes to our obligations since year-end 2019 except as discussed below.

On April 1, 2020, we did not make the $187 million cash principal payment due on the 2020 Convertible Senior Notes.  On the same date, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under the Bankruptcy Code.  The commencement of a voluntary proceeding in bankruptcy constitutes an immediate event of default under the Credit Agreement and the indentures governing our Senior Notes, resulting in the automatic and immediate acceleration of all of our outstanding debt.  Any efforts to enforce such payment obligations were automatically stayed as a result of the filing of the Chapter 11 Cases and the creditors’ rights of enforcement in respect of the Senior Notes and the Credit Agreement are subject to the applicable provisions of the Bankruptcy Code.  In addition, commencement of the Chapter 11 Cases automatically stayed all of the proceedings and actions against us (other than regulatory enforcement matters).  For a further discussion of the Chapter 11 Cases and related matters, refer to the “Basis of Presentation” and “Long-Term Debt” footnotes in the notes to the condensed consolidated financial statements.

Additionally, in connection with the Chapter 11 Cases, we have incurred and will continue to incur professional fees as discussed in “Results of Operations.”  While we cannot currently estimate the total amount of the fees to be incurred over the restructuring period, we expect that it will be material.

Delivery Commitments.  We have a delivery contract that is tied to oil production in the Williston Basin.  The effective date of this contract is contingent upon the completion of certain related pipelines, the construction of which has been suspended due to current market conditions.  Under the terms of the agreement, we have committed to deliver 10 MBbl/d for a term of seven years.  We believe our production and reserves are sufficient to fulfill this delivery commitment, and therefore expect to avoid any payments for deficiencies under this contract.  If completion of the pipelines does not occur by March 31, 2022, such date being subject to extension by force majeure until July 31, 2023, the contract will terminate and we will no longer be required to deliver the committed volumes.

Based on current oil and natural gas prices and anticipated levels of production, we believe that the estimated net cash generated from operations, together with cash on hand, will be adequate to meet future liquidity needs, including funding our operating, development and exploration activities.

Critical Accounting Policies and Estimates

Information regarding critical accounting policies and estimates is contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  The following is a material update to such critical accounting policies and estimates:

Reorganization Accounting.  Effective April 1, 2020, as a result of the filing of the Chapter 11 Cases we began accounting and reporting according to FASB ASC Topic 852 – Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through chapter 11 bankruptcy proceedings.  These requirements include distinguishing transactions associated with the reorganization separate from activities related to ongoing operations of the business.

Effects of Inflation and Pricing

As commodity prices began to recover during 2018 and 2019 from previous lows, the cost of oil field goods and services also rose.  The oil and gas industry is very cyclical, and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry.  Although commodity prices have declined sharply during the first part of 2020, these costs have not yet declined in response.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and not adjust downward in proportion to prices.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, depletion expense, impairment assessments of oil and gas properties and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase in the near term, higher demand in the industry could result in increases in the costs of materials, services and personnel.

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

These risks and uncertainties include, but are not limited to: our ability to obtain Bankruptcy Court approval with respect to motions or other requests made to the Bankruptcy Court; our ability to confirm and consummate the Plan; the effects of the Chapter 11 Cases on our liquidity or results of operations or business prospects; the effects of the Chapter 11 Cases on our business and the interests of various constituents; the length of time that we will operate under chapter 11 protection; risks associated with third-party motions in the Chapter 11 Cases; declines in, or extended periods of low oil, NGL or natural gas prices; our level of success in exploration, development and production activities; risks related to our level of indebtedness, our ability to comply with debt covenants, periodic redeterminations of the borrowing base under our credit agreement and our ability to generate sufficient cash flows from operations to service our indebtedness; our ability to generate sufficient cash flows from operations to meet the internally funded portion of our capital expenditures budget; our ability to obtain external capital to finance exploration and development operations;  the impact of negative shifts in investor sentiment towards the oil and gas industry; impacts resulting from the allocation of resources among our strategic opportunities; the geographic concentration of our operations; impacts to financial statements as a result of impairment write-downs and other cash and noncash charges; federal and state initiatives relating to the regulation of hydraulic fracturing and air emissions; revisions to reserve estimates as a result of changes in commodity prices, regulation and other factors; inaccuracies of our reserve estimates or our assumptions underlying them; the timing of our exploration and development expenditures; risks relating to decreases in our credit rating; our inability to access oil and gas markets due to market conditions or operational impediments; market availability of, and risks associated with, transport of oil and gas; our ability to successfully complete asset dispositions and the risks related thereto; our ability to drill producing wells on undeveloped acreage prior to its lease expiration; shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and completion services; weakened differentials impacting the price we receive for oil and natural gas; risks relating to any unforeseen liabilities of ours; the impacts of hedging on our results of operations; adverse weather conditions that may negatively impact development or production activities; uninsured or underinsured losses resulting from our oil and gas operations; lack of control over non-operated properties; failure of our properties to yield oil or gas in commercially viable quantities; the impact and costs of compliance with laws and regulations governing our oil and gas operations; the potential impact of changes in laws that could have a negative effect on the oil and gas industry; impacts of local regulations, climate change issues, negative public perception of our industry and corporate governance standards; our ability to replace our oil and natural gas reserves; negative impacts from litigation and legal proceedings; unforeseen underperformance of or liabilities associated with acquired properties or other strategic partnerships or investments; competition in the oil and gas industry; any loss of our senior management or technical personnel; cybersecurity attacks or failures of our telecommunication and other information technology infrastructure; and other risks described under the caption “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the period ended December 31, 2019.  We assume no obligation, and disclaim any duty, to update the forward-looking statements in this Quarterly Report on Form 10-Q.

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

Crude Oil Collars, Swaps and Options.  Our hedging portfolio currently consists of collars, swaps and options.  Refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements for a description and list of our outstanding derivative contracts at March 31, 2020.

Our collars and options have the effect of providing a protective floor, unless pricing falls below the established floor or sub-floor, while allowing us to share in upward pricing movements.  Our swap contracts entitle us to receive settlement from the counterparty in amounts, if any, by which the settlement price for the applicable calculation period is less than the fixed price, or to pay the counterparty if the settlement price for the applicable calculation period is more than the fixed price.  The fair value of our derivative positions at March 31, 2020 was a net asset of $189 million.  A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of March 31, 2020 would cause a decrease of $22 million or an increase of $21 million, respectively, in this fair value asset.

While these collars, options and fixed-price swaps are designed to decrease our exposure to downward price movements, they also have the effect of limiting the benefit of price increases above the ceiling with respect to the hedges and options and upward price movements generally with respect to the fixed-price swaps.

On April 1, 2020 we filed for relief under chapter 11 of the Bankruptcy Code, which permitted the counterparties to our derivative instruments to terminate their outstanding hedges, and certain of our counterparties elected to exercise their right to terminate.  Refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements for more information on these terminations, the effect such terminations will have on our cash flows, financial position and results of operations and other subsequent hedging activity.

Interest Rate Risk

Market risk is estimated as the change in fair value resulting from a hypothetical 100 basis point change in the interest rate on the outstanding balance under our credit agreement.  Our credit agreement allows us to fix the interest rate for all or a portion of the principal balance for a period up to one month.  To the extent that the interest rate is fixed, interest rate changes affect the instrument’s fair market value but do not impact results of operations or cash flows.  Conversely, for the portion of the credit agreement that has a floating interest rate, interest rate changes will not affect the fair market value but will impact future results of operations and cash flows.  At March 31, 2020, our outstanding principal balance under our credit agreement was $1.07 billion, and the weighted average interest rate on the outstanding principal balance was 3.0%.  At March 31, 2020, the carrying amount approximated fair market value.  Assuming a constant debt level of $1.07 billion, the cash flow impact resulting from a 100 basis point change in interest rates during periods when the interest rate is not fixed would be $7 million over a 12-month time period.  Changes in interest rates do not affect the amount of interest we pay on our fixed-rate senior notes, but changes in interest rates do affect the fair values of these notes.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chairman, President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2020.  Based upon their evaluation of these disclosure controls and procedures, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

The information contained in the “Commitments and Contingencies” footnote in the notes to the condensed consolidated financial statements under the headings “Chapter 11 Cases” and “Litigation” are incorporated herein by reference.

Item 1A.  Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  The following is a material update to such risk factors:

We are subject to the risks and uncertainties associated with proceedings under chapter 11 of the Bankruptcy Code.

On April 1, 2020 (the “Petition Date”), Whiting and certain of its subsidiaries (the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of the Bankruptcy Code.  On April 23, 2020, the Debtors entered into a restructuring support agreement (the “RSA”) with certain holders of our senior notes to support a restructuring in accordance with the terms set forth in our chapter 11 plan of reorganization (the “Plan”).  For the duration of our Chapter 11 Cases, our operations and our ability to develop and execute the business plan, as well as our continuation as a going concern, are subject to risks and uncertainties associated with bankruptcy.  These risks include the following:

●	our ability to execute, confirm and consummate the Plan as contemplated by the RSA with respect to the Chapter 11 Cases;
●	the high costs of bankruptcy proceedings and related fees;
●	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
●	our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;
●	our ability to maintain contracts that are critical to our operations;
●	our ability to execute our business plan in the current depressed commodity price environment;
●	our ability to attract, motivate and retain key employees;
●	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

●	the ability of third parties to seek and obtain court approval to convert the Chapter 11 Cases to a chapter 7 proceeding; and
●	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways.  For example, negative events or publicity associated with our Chapter 11 Cases could adversely affect our relationships with suppliers, service providers, customers, employees and other third parties, which in turn could adversely affect our operations and financial condition.  Also, pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.  We also need Bankruptcy Court confirmation of the Plan as contemplated by the RSA.  Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 Cases will have on our business, financial condition, results of operations and cash flows.

Even if the Plan is consummated, we will continue to face a number of risks, including our ability to reduce expenses, implement any strategic initiatives and generally maintain favorable relationships with and secure the confidence of our counterparties.  Accordingly, we cannot guarantee that the proposed financial restructuring will achieve our stated goals nor can we give any assurance of our ability to continue as a going concern.

Operating under the Bankruptcy Court protection for a long period of time may harm our business.

A long period of operations under the Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity.  A prolonged period of operating under Bankruptcy Court protection may also make it more difficult to retain management and other key personnel necessary to the success and growth of our business.  In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.

Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases.  Although no such financing has been sought to date, and we do not currently anticipate seeking such financing, the Chapter 11 Cases may also require us to seek debtor-in-possession financing to fund operations.  If we are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, and as a result, our securities could become further devalued or become worthless.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to the Plan.  Even once the plan is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from chapter 11 bankruptcy.

We may not be able to obtain confirmation of the Plan.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a reorganization plan and fulfill other statutory conditions for confirmation of such a plan.  However, even if the Plan contemplated by the RSA meets other requirements under the Bankruptcy Code, certain parties in interest may file objections to the plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code.  Even if no objections are filed and the requisite acceptances of our plan are received from creditors entitled to vote on the plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan.  The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims).

If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity for the duration of the Chapter 11 Cases or to confirm a plan of reorganization or liquidation.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive.  In addition to the cash requirements necessary to fund ongoing operations, we have incurred, and expect to continue to incur, significant professional fees and other costs in connection with the Chapter 11 Cases.  As of March 31, 2020, our total available liquidity, consisting of cash on hand, was $566 million.  We expect to continue using additional cash that will further reduce this liquidity.  With the Bankruptcy Court’s authorization to use cash collateral under the Credit Agreement, we believe that we will have sufficient liquidity, including cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 Cases.  As such, we expect to pay vendor and royalty obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders, if any, approving such payments.  However, there can be no assurance that our current liquidity will be sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or to pursue confirmation of the Plan.  We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

As a result of the Chapter 11 Cases, our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections and claims assessments significantly impact our financial results.  As a result, our historical financial performance is likely not indicative of financial performance after the date of the bankruptcy filing. In addition, if we emerge from Chapter 11, the amounts reported in subsequent periods may materially change relative to historical results, including due to revisions to our operating plans pursuant to the Plan.  We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities prior to seeking bankruptcy protection.  Our financial results after the application of fresh start accounting also may be different from historical trends.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation.  With few exceptions, all claims that arose before confirmation of the Plan (i) would be subject to compromise and/or treatment under the Plan and/or (ii) would be discharged in accordance with the terms of the Plan.  Any claims not ultimately discharged through the Plan could be asserted against the reorganized entities and may have an adverse effect on their financial condition and results of operations on a post-reorganization basis.

The pursuit of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the Chapter 11 Cases instead of focusing exclusively on our business operations.  This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

During the duration of the Chapter 11 Cases, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition.  A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations.  The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

In certain instances, a chapter 11 case may be converted to a case under chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to cases under chapter 7 of the Bankruptcy Code.  In such event, a chapter 7 trustee would be appointed or elected to liquidate our assets and the assets of our subsidiaries for distribution in accordance with the priorities established by the Bankruptcy Code.  We believe that liquidation under chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a plan of reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances.  In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, capital expenditures, debt service and cash flow.  Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate.  Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure, (ii) our ability to obtain adequate liquidity and financing sources, (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them, (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.  Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations.  The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

Even if the Plan is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the Plan is consummated, we will continue to face a number of risks, including further deterioration in commodity prices or other changes in economic conditions, changes in our industry, changes in market demand and increasing expenses.  Accordingly, we cannot guarantee that the Plan or any other chapter 11 plan of reorganization will achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through such plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of our Chapter 11 Cases.  Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all.  Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital.  As a result, we cannot give any assurance of our ability to continue as a going concern, even if a chapter 11 plan of reorganization is confirmed.

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

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices.  The price we receive for our oil, NGL and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  The prices we receive for our production depend on numerous factors beyond our control, including, but not limited to, the following:

●	changes in regional, domestic and global supply and demand for oil and natural gas;
●	the level of global oil and natural gas inventories and storage capacity;

●	the occurrence or threat of epidemic or pandemic diseases, such as the COVID-19 pandemic, or any government response to such occurrence or threat;
●	the actions of the Organization of Petroleum Exporting Countries (“OPEC”), including Saudi Arabia’s decision in March 2020 to abandon output restraints in response to Russia’s refusal to make production cuts;
●	the price and quantity of imports of oil and natural gas;
●	market demand and capacity limitations on exports of oil and natural gas;
●	political and economic conditions, including embargoes and sanctions, in oil-producing countries or affecting other oil-producing activity, such as the U.S. imposed sanctions on Venezuela and Iran and conflicts in the Middle East;
●	developments of North American energy infrastructure;
●	the level of global oil and natural gas exploration and production activity;
●	the effects of global conservation and sustainability measures;
●	proximity and capacity of oil and natural gas pipelines and other transportation facilities;
●	the effects of the global and domestic economies, including the impact of expected growth, access to credit and financial and other economic issues;
●	weather conditions;
●	technological advances affecting energy consumption;
●	current and anticipated changes to domestic and foreign governmental regulations, such as regulation of oil and natural gas gathering and transportation, including those that may arise as a result of the upcoming U.S. Presidential election;
●	the price and availability of competitors’ supplies of oil and natural gas;
●	basis differentials associated with market conditions, the quality and location of production and other factors;
●	acts of terrorism;
●	the price and availability of alternative fuels; and
●	acts of force majeure.

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

Oil prices declined sharply during the first quarter of 2020, dropping below $21.00 per Bbl in March 2020 and further dropping to below negative $37.00 per Bbl in April 2020.  This dramatic decline in pricing is primarily in response to Saudi Arabia’s announcement of plans to abandon previously agreed upon output restraints and the economic effects of the COVID-19 pandemic on the demand for oil and natural gas.  Substantial and extended declines in oil, NGL and natural gas prices have resulted and may continue to result in impairments of our proved oil and gas properties or undeveloped acreage and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to finance planned capital expenditures.  To the extent commodity prices received from production are insufficient to fund planned capital expenditures, we will be required to reduce spending or sell assets.  Lower commodity prices may also make it more difficult for us to comply with the covenants and other restrictions in the agreements governing our debt as described under the risk factor entitled “The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business” in our Annual Report on Form 10-K for the period ended December 31, 2019.

Alternatively, higher oil, NGL and natural gas prices may result in significant mark-to-market losses being incurred on our commodity-based derivatives, which may in turn cause us to experience net losses.

Outbreaks of communicable diseases, including the COVID-19 pandemic, could adversely affect our business, financial condition, results of operations and cash flows.

Global or national health concerns, including the outbreak of pandemic or contagious disease, can negatively impact the global economy and, therefore, demand and pricing for oil and natural gas products.  For example, there have been recent outbreaks in many countries, including the United States, of a highly transmissible and pathogenic coronavirus (“COVID-19”), which the World Health Organization declared a pandemic in March 2020.  The outbreak of communicable diseases, or the perception that such an outbreak could occur, could result in a widespread public health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that would negatively impact the demand for oil and natural gas products.  Furthermore, uncertainty regarding the impact and length of any outbreak of pandemic or contagious disease, including COVID-19, could lead to increased volatility in oil and natural gas prices.  The occurrence or continuation of any of these events could lead to decreased revenues and limit our ability to execute on our business plan, which could adversely affect our business, financial condition, results of operations and cash flows.

Additionally, in response to the COVID-19 pandemic, our corporate staff has begun working remotely and many of our key vendors, service suppliers and partners have similarly begun to work remotely.  As a result of such remote work arrangements, certain operational, reporting, accounting and other processes may slow, which could result in longer time to execute critical business functions, higher operating costs and uncertainties regarding the quality of services and supplies.  Also, in the event that there is an outbreak of COVID-19 at any of our operating locations, we could be forced to cease operations at such location.  Any of the foregoing could adversely affect our business, financial condition, results of operations and cash flows.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market.  Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing.  For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices.  In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts.  However, those negotiations were unsuccessful.  As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020.  These actions led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of under negative $37.00 per Bbl of crude oil in April 2020.  There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production.  Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect our business, financial condition, results of operations and cash flows.

Our ability to use our net operating loss carryforwards (“NOLs”) may be limited.  We have adopted a Section 382 Rights Agreement and the Bankruptcy Court has entered an order that are each designed to protect our NOLs.

As of December 31, 2019, we had U.S. federal NOLs of $3.4 billion, the majority of which will expire between 2023 and 2037, if not limited by triggering events prior to such time.  Under the provisions of the Internal Revenue Code (“IRC”), changes in our ownership, in certain circumstances, will limit the amount of U.S. federal NOLs that can be utilized annually in the future to offset taxable income.  In particular, Section 382 of the IRC imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership.  Calculations pursuant to Section 382 of the IRC can be very complicated and no assurance can be given that upon further analysis, our ability to take advantage of our NOLs may be limited to a greater extent than we currently anticipate.  If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully.  We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs.

On March 26, 2020, our Board of Directors approved the Section 382 Rights Agreement (the “Rights Agreement”) designed to make it more difficult for a third party to acquire, and to discourage a third party from acquiring, a large block of our common stock.  On April 1, 2020, and as amended on April 24, 2020, the Bankruptcy Court entered an order that sets forth procedures (including notice requirements) that certain shareholders and potential shareholders must comply with regarding transfers of, or declarations of worthlessness with respect to, our common stock, as well as certain obligations with respect to notifying us of current share ownership (the “Procedures”).  The Rights Agreement and the Procedures are each designed to reduce the likelihood of an “ownership change” in order to protect our NOLs from the effect of Section 382 of the IRC discussed above.  However, there is no assurance that the Rights Agreement or the Procedures will prevent all transfers that could result in such an “ownership change.”

We are currently out of compliance with the New York Stock Exchange’s (the “NYSE”) minimum share price requirement and are at risk of the NYSE delisting our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock.

On April 14, 2020, we received written notification from the NYSE that we no longer satisfy the NYSE’s continued listing compliance standards because the average closing price of our common stock was below $1.00 over a 30 consecutive trading-day period.  Under the NYSE’s rules, we have until December 23, 2020 to regain compliance with the minimum share price requirement.  We can regain compliance at any time during the cure period if on the last trading day of any calendar month during the cure period, our common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month.  Under NYSE rules, our common stock will continue to be listed on the NYSE during this cure period, subject to our compliance with other continued listing requirements.  If we are unable to cure this deficiency within the cure period or we are unable to comply with other NYSE continued listing requirements, the NYSE might delist our common stock.  At that time, we may appeal the NYSE’s staff’s delisting determination to a committee of the NYSE’s board of directors.

Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might become more volatile.  Delisting could also reduce the number of investors willing to hold or acquire our common stock and negatively impact our ability to access equity markets and obtain financing.

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

(3.3)

Certificate of Designations of Series A Preferred Stock of Whiting Petroleum Corporation [Incorporated by reference to Exhibit 3 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on March 27, 2020 (File No. 001-31899)].

(10.1)

Section 382 Rights Agreement, dated as of March 26, 2020, between Whiting Petroleum Company and Computershare Trust Company, N.A., as rights agent. [Incorporated by reference to Exhibit 4 of Whiting Petroleum Corporation’s Current Report on Form 8-K filed on March 27, 2020 (File No. 001-31899)].

(10.2)

Restructuring Support Agreement, dated April 23, 2020 [Incorporated by reference to Exhibit 10 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on April 24, 2020 (File No. 001-31899)].

(10.3)	Form of Retention Agreement for executive officers of Whiting Petroleum Corporation.

(10.4)	Summary of Non-Employee Director Compensation for Whiting Petroleum Corporation.

(31.1)	Certification by the Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(32.1)	Written Statement of the Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Written Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(101)

The following materials from Whiting Petroleum Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Equity for the Three Months Ended March 31, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements.  The instance document does not appear in the interactive data file because its XBRL tags are embedded within the iXBRL document.

(104)

Cover Page Interactive Data File (formatted as Inline XBRL) – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the iXBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of May, 2020.

WHITING PETROLEUM CORPORATION

By	/s/ Bradley J. Holly
Bradley J. Holly
Chairman, President and Chief Executive Officer

By	/s/ Correne S. Loeffler
Correne S. Loeffler
Chief Financial Officer

By	/s/ Sirikka R. Lohoefener
Sirikka R. Lohoefener
Vice President and Controller