Form 10-Q
period 2020-06-30
WHITING PETROLEUM CORP
filed 2020-08-07
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Number of shares of the registrant’s common stock outstanding at July 31, 2020: 91,461,283 shares.

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

PART I – FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

WHITING PETROLEUM CORPORATION (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$492,088	$8,652
Restricted cash	26,787	-
Accounts receivable trade, net	165,492	308,249
Prepaid expenses and other	28,692	14,082
Total current assets	713,059	330,983
Property and equipment:
Oil and gas properties, successful efforts method	4,820,221	12,812,007
Other property and equipment	173,877	178,689
Total property and equipment	4,994,098	12,990,696
Less accumulated depreciation, depletion and amortization	(2,016,619)	(5,735,239)
Total property and equipment, net	2,977,479	7,255,457
Other long-term assets	41,665	50,281
TOTAL ASSETS	$3,732,203	$7,636,721
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$912,259	$-
Accounts payable trade	31,485	80,100
Revenues and royalties payable	136,401	202,010
Accrued capital expenditures	18,533	64,263
Accrued liabilities and other	48,830	85,007
Accrued lease operating expenses	28,446	38,262
Accrued interest	3,590	53,928
Taxes payable	12,265	26,844
Total current liabilities	1,191,809	550,414
Long-term debt	-	2,799,885
Asset retirement obligations	91,543	131,208
Operating lease obligations	-	31,722
Deferred income taxes	69,847	73,593
Other long-term liabilities	7,745	24,928
Total liabilities not subject to compromise	1,360,944	3,611,750
Liabilities subject to compromise	2,549,538	-
Total liabilities	3,910,482	3,611,750
Commitments and contingencies
Equity (Deficit):
Common stock, $0.001 par value, 225,000,000 shares authorized; 91,636,883 issued and 91,461,283 outstanding as of June 30, 2020 and 91,743,571 issued and 91,326,469 outstanding as of December 31, 2019	92	92
Additional paid-in capital	6,409,627	6,409,991
Accumulated deficit	(6,587,998)	(2,385,112)
Total equity (deficit)	(178,279)	4,024,971
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,732,203	$7,636,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
OPERATING REVENUES
Oil, NGL and natural gas sales	$91,600	$426,264	$336,446	$815,753
OPERATING EXPENSES
Lease operating expenses	53,242	86,987	125,582	171,064
Transportation, gathering, compression and other	9,044	11,128	18,007	20,969
Production and ad valorem taxes	8,419	39,420	30,842	67,576
Depreciation, depletion and amortization	83,549	203,009	267,517	401,141
Exploration and impairment	421,156	13,406	4,174,613	33,155
General and administrative	28,136	32,573	75,303	67,547
Derivative (gain) loss, net	6,632	(24,877)	(224,739)	38,028
(Gain) loss on sale of properties	511	1,063	(353)	1,086
Amortization of deferred gain on sale	(1,908)	(2,326)	(3,945)	(4,697)
Total operating expenses	608,781	360,383	4,462,827	795,869
INCOME (LOSS) FROM OPERATIONS	(517,181)	65,881	(4,126,381)	19,884
OTHER INCOME (EXPENSE)
Interest expense	(16,425)	(48,728)	(61,675)	(96,827)
Gain on extinguishment of debt	-	-	25,883	-
Interest income and other	76	642	72	958
Reorganization items, net	(41,813)	-	(41,813)	-
Total other expense	(58,162)	(48,086)	(77,533)	(95,869)
INCOME (LOSS) BEFORE INCOME TAXES	(575,343)	17,795	(4,203,914)	(75,985)
INCOME TAX EXPENSE (BENEFIT)
Current	(1,028)	-	2,718	-
Deferred	-	23,482	(3,746)	(1,373)
Total income tax expense (benefit)	(1,028)	23,482	(1,028)	(1,373)
NET LOSS	$(574,315)	$(5,687)	$(4,202,886)	$(74,612)
INCOME (LOSS) PER COMMON SHARE
Basic	$(6.28)	$(0.06)	$(45.98)	$(0.82)
Diluted	$(6.28)	$(0.06)	$(45.98)	$(0.82)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	91,429	91,286	91,409	91,261
Diluted	91,429	91,286	91,409	91,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,202,886)	$(74,612)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	267,517	401,141
Deferred income tax benefit	(3,746)	(1,373)
Amortization of debt issuance costs, debt discount and debt premium	9,786	15,734
Stock-based compensation	3,401	8,617
Amortization of deferred gain on sale	(3,945)	(4,697)
(Gain) loss on sale of properties	(353)	1,086
Oil and gas property impairments	4,154,369	13,179
Gain on extinguishment of debt	(25,883)	-
Non-cash derivative (gain) loss	(178,525)	42,371
Non-cash reorganization items, net	38,145	-
Other, net	829	3,492
Changes in current assets and liabilities:
Accounts receivable trade, net	152,560	(1,813)
Prepaid expenses and other	(12,036)	3,453
Accounts payable trade and accrued liabilities	(51,783)	20,261
Revenues and royalties payable	(65,609)	(41,637)
Taxes payable	(14,579)	(3,269)
Net cash provided by operating activities	67,262	381,933
CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and development capital expenditures	(223,905)	(425,349)
Acquisition of oil and gas properties	(351)	(4,507)
Other property and equipment	(423)	(8,233)
Proceeds from sale of properties	28,243	15,444
Net cash used in investing activities	(196,436)	(422,645)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit agreement	1,185,000	1,160,000
Repayments of borrowings under credit agreement	(490,000)	(1,120,000)
Repurchase of 1.25% Convertible Senior Notes due 2020	(52,890)	-
Restricted stock used for tax withholdings	(304)	(3,693)
Principal payments on finance lease obligations	(2,409)	(2,522)
Net cash provided by financing activities	$639,397	$33,785

		(Continued)

WHITING PETROLEUM CORPORATION (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$510,223	$(6,927)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	8,652	13,607
End of period	$518,875	$6,680
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of amounts capitalized	$72,199	$79,341
Cash paid for reorganization items	$3,668	$-
NONCASH INVESTING ACTIVITIES
Accrued capital expenditures and accounts payable related to property additions	$38,504	$122,098
NONCASH FINANCING ACTIVITIES
Derivative termination settlement payments used to repay borrowings under credit agreement	$157,741	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.		(Concluded)

WHITING PETROLEUM CORPORATION (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (unaudited)

(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCES - January 1, 2019	92,067	$92	$6,414,170	$(2,143,946)	$4,270,316
Net loss	-	-	-	(68,925)	(68,925)
Restricted stock forfeited	(106)	-	-	-	-
Restricted stock used for tax withholdings	(130)	-	(3,693)	-	(3,693)
Stock-based compensation	-	-	4,651	-	4,651
BALANCES - March 31, 2019	91,831	92	6,415,128	(2,212,871)	4,202,349
Net loss	-	-	-	(5,687)	(5,687)
Restricted stock issued	63	-	-	-	-
Restricted stock forfeited	(3)	-	-	-	-
Stock-based compensation	-	-	3,965	-	3,965
BALANCES - June 30, 2019	91,891	$92	$6,419,093	$(2,218,558)	$4,200,627

BALANCES - January 1, 2020	91,744	$92	$6,409,991	$(2,385,112)	$4,024,971
Net loss	-	-	-	(3,628,571)	(3,628,571)
Adjustment to equity component of 2020 Convertible Senior Notes upon extinguishment	-	-	(3,461)	-	(3,461)
Restricted stock issued	185	-	-	-	-
Restricted stock forfeited	(238)	-	-	-	-
Restricted stock used for tax withholdings	(54)	-	(304)	-	(304)
Stock-based compensation	-	-	2,068	-	2,068
BALANCES - March 31, 2020	91,637	92	6,408,294	(6,013,683)	394,703
Net loss	-	-	-	(574,315)	(574,315)
Stock-based compensation	-	-	1,333	-	1,333
BALANCES - June 30, 2020	91,637	$92	$6,409,627	$(6,587,998)	$(178,279)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.          BASIS OF PRESENTATION

Description of Operations—Whiting Petroleum Corporation, a Delaware corporation, is an independent oil and gas company engaged in the development, production, acquisition and exploration of crude oil, NGLs and natural gas primarily in the Rocky Mountains region of the United States.  Unless otherwise specified or the context otherwise requires, all references in these notes to “Whiting” or the “Company” are to Whiting Petroleum Corporation and its consolidated subsidiaries, Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), Whiting US Holding Company, Whiting Canadian Holding Company ULC, Whiting Resources Corporation, Whiting Programs, Inc, Whiting Raven Colorado Corp. and Whiting ND Sakakawea LLC.

Voluntary Reorganization under Chapter 11 of the Bankruptcy Code—On April 1, 2020 (the “Petition Date”), Whiting Petroleum Corporation, Whiting Oil and Gas, Whiting US Holding Company, Whiting Canadian Holding Company ULC and Whiting Resources Corporation (collectively, the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of the Bankruptcy Code.  The Chapter 11 Cases are being administered jointly under the caption In re Whiting Petroleum Corporation, et al. Case No. 20-32021.  The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court, in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

On July 1, 2020, the Bankruptcy Court entered an order approving the Debtors’ disclosure statement, allowing for solicitation of the Debtors’ chapter 11 plan of reorganization (the “Plan”) to commence.  A Bankruptcy Court hearing to consider confirmation of the Plan is scheduled to be held on August 10, 2020.

The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under Whiting Oil and Gas’ credit agreement (the “Credit Agreement”) and the indentures governing the Company’s senior notes, resulting in the automatic and immediate acceleration of all of the Company’s debt outstanding.

The Company has applied FASB ASC Topic 852 – Reorganizations (“ASC 852”) in preparing the condensed consolidated financial statements, which specifies the accounting and financial reporting requirements for entities reorganizing through chapter 11 bankruptcy proceedings.  These requirements include distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business.  Accordingly, pre-petition liabilities that may be impacted by the chapter 11 proceedings have been classified as liabilities subject to compromise on the condensed consolidated balance sheet as of June 30, 2020.  Additionally, certain expenses, realized gains and losses and provisions for losses that are realized or incurred during the Chapter 11 Cases, including adjustments to the carrying value of certain indebtedness are recorded as reorganization items, net in the condensed consolidated statements of operations for the three and six months ended June 30, 2020.  Refer to the “Chapter 11 Cases” footnote for more information on the events of the bankruptcy proceedings as well as the accounting and reporting impacts of the reorganization.

Ability to Continue as a Going Concern—The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As discussed above, the filing of the Chapter 11 Cases constituted an event of default under the Company’s outstanding debt agreements, resulting in the automatic and immediate acceleration of all of the Company’s debt outstanding.  The Company projects that it will not have sufficient cash on hand or available liquidity to repay such debt.  These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

As part of the Chapter 11 Cases, the Company submitted the Plan to the Bankruptcy Court.  The Company’s operations and its ability to develop and execute its business plan are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases.  The outcome of the Chapter 11 Cases is subject to a high degree of uncertainty and is dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the Company’s creditors.  There can be no assurance that the Company will confirm and consummate the plan of reorganization as contemplated by the restructuring support agreement (“RSA”) with certain holders of the Company’s senior notes or complete another plan of reorganization with respect to the Chapter 11 Cases.  As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

While operating as a debtor-in-possession, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying condensed consolidated financial statements.  Further, the Plan or other bankruptcy proceedings could materially change the amounts and classifications of assets and liabilities reported in the condensed consolidated financial statements, including liabilities subject to compromise which will be resolved in connection with the Chapter 11 Cases.  The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

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

Cash, Cash Equivalents and Restricted Cash—Cash equivalents consist of demand deposits and highly liquid investments which have an original maturity of three months or less.  Cash and cash equivalents potentially subject the Company to a concentration of credit risk as substantially all of its deposits held in financial institutions were in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits as of June 30, 2020 and December 31, 2019.  The Company maintains its cash and cash equivalents in the form of money market and checking accounts with financial institutions that are also lenders under the Credit Agreement.  The Company has not experienced any losses on its deposits of cash and cash equivalents.

Restricted cash as of June 30, 2020 includes $23 million of funds related to derivative termination settlements that were directed by the counterparty to be held in a segregated account until the Company emerges from chapter 11 bankruptcy, at which point the Company intends to apply the funds toward its outstanding borrowings under the Credit Agreement.  Refer to the “Derivative Financial Instruments” footnote for additional information on terminated derivative settlements.  Additionally, $4 million of the restricted cash balance as of June 30, 2020 consists of amounts set aside as adequate assurance for certain utility and credit card providers, which funds will also be restricted until the Company emerges from chapter 11 bankruptcy.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets and statements of cash flows (in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$492,088	$8,652
Restricted cash	26,787	-
Total cash, cash equivalents and restricted cash	$518,875	$8,652

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

The Company routinely evaluates expected credit losses for all material trade and other receivables to determine if an allowance for credit losses is warranted.  Expected credit losses are estimated based on (i) historic loss experience for pools of receivable balances with similar characteristics, (ii) the length of time balances have been outstanding and (iii) the economic status of each counterparty.  These loss estimates are then adjusted for current and expected future economic conditions, which may include an assessment of the probability of non-payment, financial distress or expected future commodity prices and the impact that any current or future conditions could have on a counterparty’s credit quality and liquidity.  As of June 30, 2020 and December 31, 2019, the Company had an allowance for credit losses of $11 million and $9 million, respectively.

2.          CHAPTER 11 CASES

Plan of Reorganization under Chapter 11 of the Bankruptcy Code—On April 1, 2020, the Debtors commenced the Chapter 11 Cases as described in the “Basis of Presentation” footnote above.  To ensure ordinary course operations, the Debtors have obtained approval from the Bankruptcy Court for certain “first day” motions, including motions to obtain customary relief intended to continue ordinary course operations after the Petition Date.  In addition, the Debtors have received authority to use cash collateral of the lenders under the Credit Agreement on an interim basis.

On April 23, 2020, the Debtors entered into the RSA with certain holders of the Company’s senior notes to support a restructuring in accordance with the terms set forth in the Plan.  The Plan and the related disclosure statement were each filed with the Bankruptcy Court on April 23, 2020.  Below is a summary of the treatment that the stakeholders of the Company would receive under the Plan:

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

Unsecured Creditors’ Committee—On April 10, 2020, the United States Trustee appointed the official committee for unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters affecting unsecured creditors that come before the Bankruptcy Court with respect to the Debtors.

Solicitation of the Plan—On July 1, 2020, the Bankruptcy Court entered into an order approving the Debtors’ disclosure statement, allowing for solicitation of the Plan to commence.  A Bankruptcy Court hearing to consider confirmation of the Plan is scheduled to be held on August 10, 2020.

Executory Contracts—Subject to certain exceptions, under the Bankruptcy Code the Debtors may assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and fulfillment of certain other conditions.  Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such contract and, subject to certain exceptions, relieves the Debtors from performing future obligations under such contract but entitles the counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach.  Alternatively, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease, if any, and provide adequate assurance of future performance.  Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including where applicable quantification of the Company’s obligations under such executory or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.  On July 18, 2020, the Debtors filed their preliminary schedules of assumed and rejected executory contracts and unexpired leases with the Bankruptcy Court.  The Debtors reserve all rights to further modify such schedules at any time prior to the effective date of the Plan.

Liabilities Subject to Compromise—The accompanying condensed consolidated balance sheets include amounts classified as “liabilities subject to compromise,” which represent pre-petition liabilities that have been allowed, or that the Company anticipates will be allowed, as claims in the Chapter 11 Cases, although they may be settled for less.  The Company will continue to evaluate these liabilities throughout the Chapter 11 Cases and adjust amounts as necessary.  Such adjustments may be material.

The following table summarizes the components of liabilities subject to compromise included in the condensed consolidated balance sheets (in thousands):

June 30, 2020
Debt subject to compromise	$2,368,497
Accounts payable trade	48,434
Accrued liabilities and other	63,557
Accrued interest on debt subject to compromise	30,028
Asset retirement obligations (1)	39,022
Total liabilities subject to compromise	$2,549,538
(1)	Amount relates to an executory contract for certain offshore facilities in California.

Magnitude of Potential Claims—The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors.  These schedules and statements may be subject to further amendment or modification after filing.  Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims, which was June 15, 2020.

The Debtors have received approximately 1,600 proofs of claim from third parties as of July 31, 2020 for an amount totaling approximately $2.8 billion.  Such amount includes duplicate claims across multiple debtor legal entities.  These claims will be reconciled to amounts recorded in the Company’s accounting records.  Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate.  The Bankruptcy Court does not allow for claims that have been acknowledged as duplicates.  In addition, the Company may ask the Bankruptcy Court to disallow claims that the Company believes have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons.  As a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise.  In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.

Interest Expense—The Company has discontinued recording interest on debt instruments classified as liabilities subject to compromise as of the Petition Date.  The contractual interest expense on liabilities subject to compromise not accrued in the condensed consolidated statements of operations was approximately $34 million for the three months from the Petition Date through June 30, 2020.

Reorganization Items, Net—The Company has incurred and will continue to incur significant costs as a direct result of the Chapter 11 Cases subsequent to the Petition Date.  These costs, which are expensed as incurred, are recorded in reorganization items, net in the Company’s condensed consolidated statements of operations.  The following table summarizes the components of reorganization items, net for the three and six months ended June 30, 2020 (in thousands):

Three and Six Months Ended
June 30, 2020
Legal and professional advisory fees (1)	$26,668
Write-off of unamortized debt issuance costs and premium (2)	15,145
Total reorganization items, net	$41,813
(1)	As of June 30, 2020, $23 million of these fees are accrued and unpaid and are presented in accrued liabilities and other in the condensed consolidated balance sheet. The remaining $4 million represents cash charges for the three and six months ended June 30, 2020.

(2)	Non-cash reorganization item. Refer to the “Long-Term Debt” footnote for further information.

3.          OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Costs of completed wells and facilities	$4,267,233	$9,847,159
Proved leasehold costs	376,329	2,702,236
Unproved leasehold costs	90,561	103,278
Wells and facilities in progress	86,098	159,334
Total oil and gas properties, successful efforts method	4,820,221	12,812,007
Accumulated depletion	(1,936,121)	(5,656,929)
Oil and gas properties, net	$2,884,100	$7,155,078

The following table presents impairment expense for unproved properties for the three and six months ended June 30, 2020 and 2019, which is reported in exploration and impairment expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Impairment expense for unproved properties	$132	$2,308	$12,483	$5,830

Refer to the “Fair Value Measurements” footnote for more information on proved property measurements recorded during the three and six months ended June 30, 2020 and 2019.

4.          ACQUISITIONS AND DIVESTITURES

2020 Acquisitions and Divestitures

On January 9, 2020, the Company completed the divestiture of its interests in 30 non-operated, producing oil and gas wells and related undeveloped acreage located in McKenzie County, North Dakota for aggregate sales proceeds of $25 million (before closing adjustments).

There were no significant acquisitions during the six months ended June 30, 2020.

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

There were no significant acquisitions during the six months ended June 30, 2019.

5.          LONG-TERM DEBT

Long-term debt, including the current portion, consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Credit Agreement	$912,259	$375,000
1.25% Convertible Senior Notes due 2020	186,592	262,075
5.75% Senior Notes due 2021	773,609	773,609
6.25% Senior Notes due 2023	408,296	408,296
6.625% Senior Notes due 2026	1,000,000	1,000,000
Total principal	3,280,756	2,818,980
Unamortized debt discounts and premiums (1)	-	(2,575)
Unamortized debt issuance costs on notes (1)	-	(16,520)
Total debt, prior to reclassification to liabilities subject to compromise	3,280,756	2,799,885
Less amounts reclassified to liabilities subject to compromise (2)	(2,368,497)	-
Total debt not subject to compromise (3)	912,259	2,799,885
Less current portion of long-term debt (4)	(912,259)	-
Total long-term debt	$-	$2,799,885
(1)	As a result of the Chapter 11 Cases and the adoption of ASC 852, the Company wrote off all unamortized premium and issuance cost balances to reorganization items, net in the condensed consolidated statements of operations for the three and six months ended June 30, 2020. Refer to the “Chapter 11 Cases” footnote for more information.
(2)	Debt subject to compromise includes the principal balances of all of the Company’s senior notes, which are unsecured claims in the Chapter 11 Cases. Refer to the “Basis of Presentation” and “Chapter 11 Cases” footnotes for more information.
(3)	Debt not subject to compromise includes all borrowings outstanding under the Credit Agreement, which are secured claims in the Chapter 11 Cases. Refer to the “Basis of Presentation” and “Chapter 11 Cases” footnotes for more information.
(4)	Due to uncertainties regarding the outcome of the Chapter 11 Cases, the Company has classified the borrowings outstanding under the Credit Agreement as current as of June 30, 2020. Refer to the “Basis of Presentation” and “Chapter 11 Cases” footnotes for more information.

Chapter 11 Cases and Effect of Automatic Stay

On April 1, 2020, the Debtors filed for relief under chapter 11 of the Bankruptcy Code.  The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under the Credit Agreement and the indentures governing the Company’s senior notes, resulting in the automatic and immediate acceleration of all of the Company’s outstanding debt.  In conjunction with the filing of the Chapter 11 Cases, the Company did not make the $187 million principal payment due on its 1.25% 2020 Convertible Senior Notes due April 1, 2020 (the “2020 Convertible Senior Notes”).  Any efforts to enforce payment obligations related to the acceleration of the Company’s debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.  Refer to the “Basis of Presentation” and “Chapter 11 Cases” footnotes for more information on the Chapter 11 Cases.

Credit Agreement

Whiting Oil and Gas, the Company’s wholly owned subsidiary, has a credit agreement with a syndicate of banks that had a borrowing base of $2.05 billion and aggregate commitments of $1.75 billion prior to default.  As of June 30, 2020, the Company had $912 million of borrowings outstanding under the Credit Agreement.  As a result of the commencement of the Chapter 11 Cases, the Company is no longer in compliance with the covenants under the Credit Agreement and the lenders’ commitments under the Credit Agreement have been terminated.  The Company is therefore unable to make additional borrowings or issue additional letters of credit under the Credit Agreement.

Prior to default, a portion of the Credit Agreement in an aggregate amount not to exceed $50 million was available to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.  As of June 30, 2020, $2 million in letters of credit were outstanding under the agreement.

Prior to default, the borrowing base under the Credit Agreement was determined at the discretion of the lenders, based on the collateral value of the Company’s proved reserves that have been mortgaged to such lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the Credit Agreement.  Such redeterminations have not occurred and are not expected to occur for the duration of the Chapter 11 Cases.

The Credit Agreement provides for interest only payments until maturity, when the Credit Agreement expires and all outstanding borrowings are due.  Interest under the Credit Agreement accrues at the Company’s option at either (i) a base rate for a base rate loan plus a margin between 0.50% and 1.50% based on the ratio of outstanding borrowings to the borrowing base, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR rate plus 1.0% per annum, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus a margin between 1.50% and 2.50% based on the ratio of outstanding borrowings to the borrowing base.  Prior to the chapter 11 proceedings, the Company incurred commitment fees of 0.375% or 0.50% based on the ratio of outstanding borrowings to the borrowing base on the unused portion of the aggregate commitments of the lenders under the Credit Agreement, which were included as a component of interest expense.  During the chapter 11 proceedings, the commitment fee has been terminated and instead all amounts outstanding under the Credit Agreement will bear interest per annum at the applicable rate stated in the agreement plus a 2.0% default rate.  At June 30, 2020, the weighted average interest rate on the outstanding principal balance under the Credit Agreement was 4.7%.

Prior to default, the Credit Agreement had a maturity date of April 12, 2023, provided that if at any time and for so long as any senior notes (other than the 2020 Convertible Senior Notes) had a maturity date prior to 91 days after April 12, 2023, the maturity date shall be the date that is 91 days prior to the maturity of such senior notes.

The Credit Agreement contains restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  Except for limited exceptions, the Credit Agreement also restricts the Company’s ability to make any dividend payments or distributions on its common stock.  These restrictions apply to all of the Company’s restricted subsidiaries (as defined in the Credit Agreement).  As of June 30, 2020, there were no retained earnings free from restrictions.  The Credit Agreement requires the Company, as of the last day of any quarter, to maintain the following ratios (as defined in the Credit Agreement): (i) a consolidated current assets to consolidated current liabilities ratio (which includes an add back of the available borrowing capacity under the credit agreement) of not less than 1.0 to 1.0 and (ii) a total debt to last four quarters’ EBITDAX ratio of not greater than 4.0 to 1.0.

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

Senior Notes and Convertible Senior Notes

Senior Notes—In September 2013, the Company issued at par $800 million of 5.75% Senior Notes due March 15, 2021 and issued at 101% of par an additional $400 million of 5.75% Senior Notes due March 15, 2021 (collectively, the “2021 Senior Notes”).  Prior to the Petition Date, the debt premium recorded in connection with the issuance of the 2021 Senior Notes was amortized to interest expense over the term of the notes using the effective interest method, with an effective interest rate of 5.5% per annum.  As a result of the Chapter 11 Cases and the adoption of ASC 852, the remaining unamortized premium balance was written off to reorganization items, net in the condensed consolidated statements of operations. Refer to the “Chapter 11 Cases” footnote for more information.

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

In October 2019, the Company paid an additional $72 million to repurchase $75 million aggregate principal amount of the 2021 Senior Notes, which payment consisted of the average 95.467% purchase price plus all accrued and unpaid interest on the notes.  The Company financed the repurchases with borrowings under the Credit Agreement.  As a result of the repurchases, the Company recognized a $3 million gain on extinguishment of debt, which included a noncash charge for the acceleration of unamortized debt issuance costs and debt premium on the notes.  As of June 30, 2020, $774 million of 2021 Senior Notes remained outstanding.

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

Prior to January 1, 2020, the 2020 Convertible Senior Notes were convertible only upon the achievement of certain contingent market conditions, which were not met.  After January 1, 2020, the 2020 Convertible Senior Notes were convertible at any time until the second scheduled trading day immediately preceding the April 1, 2020 maturity date of the notes and holders of $3 million aggregate principal amount of 2020 Convertible Senior Notes timely elected to convert.  Upon conversion, such holders of the converted 2020 Convertible Senior Notes were entitled to receive an insignificant cash payment on April 1, 2020, which the Company did not pay.  As a result of such conversion the Company recognized a $3 million gain on extinguishment of debt for the six months ended June 30, 2020.  Additionally, at maturity, the Company was obligated to pay in cash the $187 million outstanding principal amount of the 2020 Convertible Senior Notes that did not convert, which the Company did not pay.  Under the Bankruptcy Code, the holders of the 2020 Convertible Senior Notes and the prior holders that converted their notes are stayed from taking any action against the Company as a result of the Company’s non-payment.  Refer to “Chapter 11 Cases and Effect of Automatic Stay” above for more information.

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

Transaction costs related to the 2020 Convertible Senior Notes issuance were allocated to the liability and equity components based on their relative fair values.  Issuance costs attributable to the liability component were recorded as a reduction to the carrying value of long-term debt on the consolidated balance sheets and were amortized to interest expense over the term of the notes using the effective interest method.  Issuance costs attributable to the equity component were recorded as a charge to additional paid-in capital within shareholders’ equity.

The 2020 Convertible Senior Notes consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Liability component
Principal	$186,592	$262,075
Less: unamortized note discount	-	(2,829)
Less: unamortized debt issuance costs	-	(220)
Net carrying value	$186,592	$259,026
Equity component (1)	$125,009	$128,452
(1)	Recorded in additional paid-in capital, net of $5 million of issuance costs and $50 million of deferred taxes.

The following table presents the interest expense recognized on the 2020 Convertible Senior Notes related to the stated interest rate and amortization of the debt discount for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest expense on 2020 Convertible Senior Notes	$-	$7,574	$3,463	$15,068

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

6.          ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage and land restoration (including removal of certain onshore and offshore facilities in California) in accordance with applicable local, state and federal laws.  The current portions as of June 30, 2020 and December 31, 2019 were $5 million and $4 million, respectively, and have been included in accrued liabilities and other in the consolidated balance sheets.  The following table provides a reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2020 (in thousands):

Asset retirement obligation at January 1, 2020	$134,893
Additional liability incurred	58
Revisions to estimated cash flows	(1,243)
Accretion expense	6,107
Obligations on sold properties	(693)
Liabilities settled	(2,788)
Asset retirement obligations reclassified to liabilities subject to compromise (1)	(39,022)
Asset retirement obligation at June 30, 2020	$97,312
(1)	Refer to the “Chapter 11 Cases” footnote for more information on liabilities subject to compromise.

7.          DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations, and it uses derivative instruments to manage its commodity price risk.  In addition, the Company periodically enters into contracts that contain embedded features which are required to be bifurcated and accounted for separately as derivatives.

Commodity Derivative Contracts—Historically, prices received for crude oil and natural gas production have been volatile because of supply and demand factors, worldwide political factors, general economic conditions and seasonal weather patterns.  Whiting primarily enters into derivative contracts such as crude oil and natural gas swaps and collars to achieve a more predictable cash flow by reducing its exposure to commodity price volatility, thereby ensuring adequate funding for the Company’s capital programs and facilitating the management of returns on drilling programs and acquisitions.  The Company does not enter into derivative contracts for speculative or trading purposes.

Crude Oil and Natural Gas Swaps and Collars.  Swaps establish a fixed price for anticipated future oil or gas production, while collars are designed to establish floor and ceiling prices on anticipated future oil or gas production.  While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements.

The table below details the Company’s swap derivatives entered into to hedge forecasted crude oil and natural gas production revenues as of June 30, 2020.

Commodity	Settlement Period	Index	Derivative Instrument	Total Volumes (1)	Units	Weighted Average Swap Price
Crude Oil
Crude Oil	2020	NYMEX WTI	Fixed Price Swaps	1,564,000	Bbl	$40.96
Crude Oil	2021	NYMEX WTI	Fixed Price Swaps	2,737,500	Bbl	$40.05
			Total	4,301,500	Bbl
Natural Gas
Natural Gas	2021	NYMEX Henry Hub	Fixed Price Swaps	3,650,000	MMBtu	$2.60
(1)	Subsequent to June 30, 2020, the Company entered into additional swap contracts for 459,000 Bbl of crude oil volumes for the remainder of 2020 and additional collar contracts for 854,000 Bbl, 3,739,000 Bbl and 1,365,000 Bbl of crude oil volumes for the remainder of 2020, 2021 and the first nine months of 2022, respectively. The Company also entered into additional swap contracts for 3,650,000 MMBtu of natural gas volumes for 2021 and additional collar contracts for 3,660,000 MMBtu, 10,950,000 MMBtu and 8,190,000 MMBtu of natural gas volumes for the remainder of 2020, 2021 and the first nine months of 2022, respectively.

Effect of Chapter 11 Cases—The commencement of the Chapter 11 Cases constituted a termination event with respect to the Company’s derivative instruments, which permits the counterparties of such derivative instruments to terminate their outstanding hedges.  Such termination events are not stayed under the Bankruptcy Code.  During April 2020, certain of the lenders under the Credit Agreement elected to terminate their master ISDA agreements and outstanding hedges with the Company for aggregate settlement proceeds of $145 million.  The proceeds from these terminations along with $13 million of March 2020 hedge settlement proceeds received in April 2020 were applied to the outstanding borrowings under the Credit Agreement.  An additional $23 million of settlement proceeds from terminated derivative positions will be held in escrow until the completion of the Chapter 11 Cases and are recorded in restricted cash in the condensed consolidated balance sheet as of June 30, 2020.  As a result of these terminations, all of the Company’s outstanding derivative contracts are concentrated with two counterparties as of June 30, 2020.  Both of these counterparties are participants in the Credit Agreement and have investment-grade ratings from Moody’s and Standard & Poor’s.

Derivative Instrument Reporting—All derivative instruments are recorded in the condensed consolidated financial statements at fair value, other than derivative instruments that meet the “normal purchase normal sale” exclusion or other derivative scope exceptions.  The following tables summarize the effects of derivative instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

		(Gain) Loss Recognized in Income
Not Designated as	Statements of Operations	Three Months Ended June 30,
ASC 815 Hedges	Classification	2020	2019
Commodity contracts	Derivative (gain) loss, net	$6,632	$(24,877)
Total		$6,632	$(24,877)

		(Gain) Loss Recognized in Income
Not Designated as	Statements of Operations	Six Months Ended June 30,
ASC 815 Hedges	Classification	2020	2019
Commodity contracts	Derivative (gain) loss, net	$(224,739)	$38,028
Total		$(224,739)	$38,028

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

		June 30, 2020 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Prepaid expenses and other	$3,714	$(289)	$3,425
Commodity contracts - non-current	Other long-term assets	77	(77)	-
Total derivative assets		$3,791	$(366)	$3,425
Derivative liabilities
Commodity contracts - current	Accrued liabilities and other	$1,730	$(289)	$1,441
Commodity contracts - non-current	Other long-term liabilities	943	(77)	866
Total derivative liabilities		$2,673	$(366)	$2,307

		December 31, 2019 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Prepaid expenses and other	$75,654	$(74,768)	$886
Commodity contracts - non-current	Other long-term assets	5,648	(5,648)	-
Total derivative assets		$81,302	$(80,416)	$886
Derivative liabilities
Commodity contracts - current	Accrued liabilities and other	$85,053	$(74,768)	$10,285
Commodity contracts - non-current	Other long-term liabilities	6,534	(5,648)	886
Total derivative liabilities		$91,587	$(80,416)	$11,171
(1)	Because substantially all of the counterparties to the Company’s financial derivative contracts subject to master netting arrangements are lenders under the Credit Agreement, which eliminates its need to post or receive collateral associated with its derivative positions, columns for cash collateral pledged or received have not been presented in these tables.

Contingent Features in Financial Derivative Instruments.  None of the Company’s derivative instruments contain credit-risk-related contingent features.  Counterparties to the Company’s financial derivative contracts are high credit-quality financial institutions that are lenders under the Credit Agreement.  The Company uses primarily Credit Agreement participants to hedge with, since these institutions are secured equally with the holders of Whiting’s bank debt, which eliminates the potential need to post collateral when Whiting is in a derivative liability position.  As a result, the Company is not required to post letters of credit or corporate guarantees for its derivative counterparties in order to secure contract performance obligations.

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

The Company’s senior notes are recorded at cost and the convertible senior notes are recorded at fair value at the date of issuance.  The following table summarizes the fair values and carrying values of these instruments as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
1.25% Convertible Senior Notes due 2020	$35,452	$186,592	$260,214	$259,026
5.75% Senior Notes due 2021	148,920	773,609	732,995	772,080
6.25% Senior Notes due 2023	78,597	408,296	343,989	405,392
6.625% Senior Notes due 2026	192,500	1,000,000	681,250	988,387
Total	$455,469	$2,368,497	$2,018,448	$2,424,885
(1)	Fair values are based on quoted market prices for these debt securities, and such fair values are therefore designated as Level 1 within the valuation hierarchy.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt discounts or premiums. All unamortized debt issuance costs and debt discounts and premiums were written off in April 2020 as a result of the Chapter 11 Cases and the adoption of ASC 852. Refer to the “Chapter 11 Cases” footnote for more information.

The Company’s derivative financial instruments are recorded at fair value and include a measure of the Company’s own nonperformance risk or that of its counterparty, as appropriate.  The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

				Total Fair Value
	Level 1	Level 2	Level 3	June 30, 2020
Financial Assets
Commodity derivatives – current	$-	$3,425	$-	$3,425
Total financial assets	$-	$3,425	$-	$3,425
Financial Liabilities
Commodity derivatives – current	$-	$1,441	$-	$1,441
Commodity derivatives – non-current	-	866	-	866
Total financial liabilities	$-	$2,307	$-	$2,307

				Total Fair Value
	Level 1	Level 2	Level 3	December 31, 2019
Financial Assets
Commodity derivatives – current	$-	$886	$-	$886
Total financial assets	$-	$886	$-	$886
Financial Liabilities
Commodity derivatives – current	$-	$10,285	$-	$10,285
Commodity derivatives – non-current	-	886	-	886
Total financial liabilities	$-	$11,171	$-	$11,171

The following methods and assumptions were used to estimate the fair values of the Company’s financial assets and liabilities that are measured on a recurring basis:

Commodity Derivatives.  Commodity derivative instruments consist mainly of swaps and collars for crude oil and natural gas.  The Company’s swaps are valued based on an income approach.  Both the option and the swap models consider various assumptions, such as quoted forward prices for commodities, time value and volatility factors.  These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy.  The discount rates used in the fair values of these instruments include a measure of either the Company’s or the counterparty’s nonperformance risk, as appropriate.  The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

Non-recurring Fair Value Measurements—The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including proved property.  These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  The Company did not recognize any impairment write-downs with respect to its proved property during the three and six months ended June 30, 2019.  The following tables present information about the Company’s non-financial assets measured at fair value on a non-recurring basis during the three and six months ended June 30, 2020, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

					Loss (Before
	Net Carrying				Tax) Six
	Value as of				Months Ended
	March 31,	Fair Value Measurements Using			June 30,
	2020	Level 1	Level 2	Level 3	2020
Proved property (1)	$816,234	$-	$-	$816,234	$3,732,096
(1)	During the first quarter of 2020, certain proved oil and gas properties across the Company’s Williston Basin resource play with a previous carrying amount of $4.5 billion were written down to their fair value as of March 31, 2020 of $816 million, resulting in a non-cash impairment charge of $3.7 billion, which was recorded within exploration and impairment expense. These impaired properties were written down due to a reduction in anticipated future cash flows primarily driven by an expectation of sustained depressed oil prices and a resultant decline in future development plans for the properties.

					Loss (Before
	Net Carrying				Tax) Three and Six
	Value as of				Months Ended
	June 30,	Fair Value Measurements Using			June 30,
	2020	Level 1	Level 2	Level 3	2020
Proved property (2)	$85,418	$-	$-	$85,418	$409,079
(2)	During the second quarter of 2020, other proved oil and gas properties in the Company’s Williston Basin resource play with a previous carrying amount of $494 million were written down to their fair value as of June 30, 2020 of $85 million, resulting in a non-cash impairment charge of $409 million, which was recorded within exploration and impairment expense. These impaired properties were written down due to a reduction in anticipated future cash flows primarily driven by an expectation of sustained depressed oil prices and a resultant decline in future development plans for the properties assessed during the second quarter of 2020.

Proved Property Impairments.  The Company tests proved property for impairment whenever events or changes in circumstances indicate that the fair value of these assets may be reduced below their carrying value.  As a result of the significant decrease in the forward price curves for crude oil and natural gas during the first and second quarters of 2020, the associated decline in anticipated future cash flows and the resultant decline in future development plans for the properties, the Company performed proved property impairment tests as of March 31, 2020 and June 30, 2020.  The fair value was ascribed using income approach analyses based on the net discounted future cash flows from the producing properties and related assets.  The discounted cash flows were based on management’s expectations for the future.  Unobservable inputs included estimates of future oil and gas production from the Company’s reserve reports, commodity prices based on forward strip price curves (adjusted for basis differentials) as of March 31, 2020 and June 30, 2020, operating and development costs, expected future development plans for the properties and a discount rate of 16% and 17% as of March 31, 2020 and June 30, 2020, respectively, based on a weighted-average cost of capital (all of which were designated as Level 3 inputs within the fair value hierarchy).  The impairment tests indicated that a proved property impairment had occurred, and the Company therefore recorded non-cash impairment charges to reduce the carrying value of the impaired properties to their fair value at March 31, 2020 and June 30, 2020.  Additional impairments may be recorded in future periods if commodity prices deteriorate or further reductions to the development plans of the properties are indicated by market conditions.

9.          REVENUE RECOGNITION

The Company recognizes revenue in accordance with FASB ASC Topic 606 – Revenue from Contracts with Customers (“ASC 606”).  Revenue is recognized at the point in time at which the Company’s performance obligations under its commodity sales contracts are satisfied and control of the commodity is transferred to the customer.  The Company has determined that its contracts for the sale of crude oil, unprocessed natural gas, residue gas and NGLs contain monthly performance obligations to deliver product at locations specified in the contract.  Control is transferred at the delivery location, at which point the performance obligation has been satisfied and revenue is recognized.  Fees included in the contract that are incurred prior to control transfer are classified as transportation, gathering, compression and other, and fees incurred after control transfers are included as a reduction to the transaction price.  The transaction price at which revenue is recognized consists entirely of variable consideration based on quoted market prices less various fees and the quantity of volumes delivered.  The table below presents the disaggregation of revenue by product type for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
OPERATING REVENUES
Oil sales	$91,904	$403,870	$323,849	$763,324
NGL and natural gas sales (1)	(304)	22,394	12,597	52,429
Oil, NGL and natural gas sales	$91,600	$426,264	$336,446	$815,753
(1)	Negative NGL and natural gas sales revenue is a result of third-party transportation, gathering and processing costs exceeding the average price realized for certain NGL and natural gas volumes sold during the three months ended June 30, 2020.

Whiting receives payment for product sales from one to three months after delivery.  At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable trade, net in the consolidated balance sheets.  As of June 30, 2020 and December 31, 2019, such receivable balances were $54 million and $161 million, respectively.  Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, however, differences have been and are insignificant.  Accordingly, the variable consideration is not constrained.

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

On March 26, 2020, in connection with the adoption of the Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”) payable on April 6, 2020 to the stockholders of record on that date. Each Right is attached to and trades only with common shares until a triggering event, which is defined in the Rights Agreement as close of business on the tenth day following the public announcement or public disclosure of facts indicating that a person or group that already owns 4.9% or more of the Company’s common stock (“acquiring person or group”) acquires additional shares.  A triggering event entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value of $0.001 per share, at a price of $7.00 per one one-thousandth of a preferred share represented by a Right, subject to adjustment.  Rights held by the acquiring person or group will become void and will not be exercisable.

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

11.        STOCK-BASED COMPENSATION

Equity Incentive Plan—The Company maintains the Whiting Petroleum Corporation 2013 Equity Incentive Plan, as amended and restated (the “2013 Equity Plan”), which replaced the Whiting Petroleum Corporation 2003 Equity Incentive Plan (the “2003 Equity Plan”) and originally granted the authority to issue 1,325,000 shares of the Company’s common stock.  During 2016, shareholders approved an amendment to the 2013 Equity Plan granting the authority to issue an additional 1,375,000 shares of the Company’s common stock.  In May 2019, shareholders approved an additional amendment to the 2013 Equity Plan granting the authority to issue an additional 3,000,000 shares of the Company’s common stock.  Upon shareholder approval of the 2013 Equity Plan, the 2003 Equity Plan was terminated.  The 2003 Equity Plan continues to govern awards that were outstanding as of the date of its termination, which awards remain in effect pursuant to their terms.  Any shares netted or forfeited under the 2003 Equity Plan and any shares forfeited under the 2013 Equity Plan will be available for future issuance under the 2013 Equity Plan.  However, shares netted for tax withholding under the 2013 Equity Plan will be cancelled and will not be available for future issuance.  Under the amended and restated 2013 Equity Plan, during any calendar year no officer or other key employee participant may be granted options or stock appreciation rights for more than 500,000 shares of common stock or more than 500,000 shares of restricted stock (“RSAs”), restricted stock units (“RSUs”), performance shares (“PSAs”), or performance share units (“PSUs”), the value of which is based on the fair market value of a share of common stock.  In addition, no non-employee director participant may be granted during any calendar year options or stock appreciation rights for more than 25,000 shares of common stock, or more than 25,000 shares of RSAs or RSUs.  As of June 30, 2020, 3,886,734 shares of common stock remained available for grant under the 2013 Equity Plan.

The Company has granted service-based RSAs and RSUs to executive officers and employees, which generally vest ratably over a three-year service period.  The Company has granted service-based RSAs to directors, which generally vest over a one-year service period.  In addition, the Company has granted PSAs and PSUs to executive officers that are subject to market-based vesting criteria, which generally vest over a three-year service period.  The Company accounts for forfeitures of awards granted under these plans as they occur in determining compensation expense.  The Company recognizes compensation expense for all awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and compensation expense for share-settled awards is not reversed if vesting does not actually occur.

During the six months ended June 30, 2020 and 2019, 53,198 and 389,303 shares, respectively, of service-based RSAs and RSUs were granted to executive officers and directors under the 2013 Equity Plan.  The Company determines compensation expense for these share-settled awards using their fair value at the grant date, which is based on the closing bid price of the Company’s common stock on such date.  The weighted average grant date fair value of service-based RSAs and RSUs was $4.94 per share and $27.97 per share for the six months ended June 30, 2020 and 2019, respectively.  On March 31, 2020, all of the RSAs issued to executive officers in 2020 were forfeited and concurrently replaced with cash incentives.  Refer to “2020 Compensation Adjustments” below for more information.

During the six months ended June 30, 2020 and 2019, 1,616,504 and 308,432 shares, respectively, of service-based RSUs were granted to executive officers and employees under the 2013 Equity Plan.  The Company determines compensation expense for cash-settled RSUs using the fair value at the end of each reporting period, which is based on the closing bid price of the Company’s common stock on such date.  On March 31, 2020, all of the RSUs issued to executive officers in 2020 were forfeited and concurrently replaced with cash incentives.  Refer to “2020 Compensation Adjustments” below for more information.

During the six months ended June 30, 2020 and 2019, 1,665,153 and 317,512, respectively, of PSAs and PSUs subject to certain market-based vesting criteria were granted to executive officers under the 2013 Equity Plan.  These market-based awards cliff vest on the third anniversary of the grant date, and the number of shares that will vest at the end of that three-year performance period is determined based on the rank of Whiting’s cumulative stockholder return compared to the stockholder return of a peer group of companies on each anniversary of the grant date over the three-year performance period.  The number of awards earned could range from zero up to two times the number of shares initially granted.  However, awards earned up to the target shares granted (or 100%) will be settled in shares, while awards earned in excess of the target shares granted will be settled in cash.  The cash-settled component of such awards is recorded as a liability in the consolidated balance sheets and will be remeasured at fair value using a Monte Carlo valuation model at the end of each reporting period. On March 31, 2020, all of the PSAs and PSUs issued to executive officers in 2020 were forfeited and concurrently replaced with cash incentives.  Refer to “2020 Compensation Adjustments” below for more information.

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

2020 Compensation Adjustments.  All of the RSAs, RSUs, PSAs and PSUs granted to executive officers in 2020 were forfeited on March 31, 2020 and were replaced with cash retention incentives.  The cash retention incentives are subject to a service period and may be clawed back if an executive officer terminates employment for any reason other than a qualifying termination prior to the earlier of (i) the effective date of a plan of reorganization approved under chapter 11 of the Bankruptcy Code or (ii) March 30, 2021.  The transactions were considered concurrent replacement of the stock compensation awards previously issued.  As such, the $12 million fair value of the awards, consisting of the after-tax value of the cash incentives, was capitalized to prepaid expenses and other in the condensed consolidated balance sheets as of March 31, 2020 and is being amortized over the relevant service period.  Amortization of the fair value of these cash incentives totaled $7 million during the three and six months ended June 30, 2020 and is included in general and administrative expenses in the condensed consolidated statements of operations.  The difference between the cash and after-tax value of the cash retention incentives of approximately $9 million, which is not subject to the claw back provisions contained within the agreements, was expensed to general and administrative expenses in the condensed consolidated statements of operations during the first quarter of 2020.

The following table shows a summary of the Company’s service-based and market-based awards activity for the six months ended June 30, 2020:

	Number of Awards		Weighted Average
	Service‑Based	Market-Based	Grant Date
	RSAs & RSUs	PSAs & PSUs	Fair Value
Nonvested awards, January 1	467,502	448,387	$28.28
Granted	53,198	1,665,153	4.33
Vested	(181,728)	-	27.52
Forfeited	(128,870)	(1,773,101)	7.53
Nonvested awards, June 30	210,102	340,439	$25.45

There was no significant stock option activity during the six months ended June 30, 2020 and 2019.

Total stock compensation expense recognized for restricted stock was $1 million and $4 million for the three months ended June 30, 2020 and 2019, respectively, and $2 million and $10 million for the six months ended June 30, 2020 and 2019, respectively.

12.        INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three and six months ended June 30, 2020 and 2019 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to (i) an alternative minimum tax refund received for the three months ended June 30, 2020, (ii) a full valuation allowance in effect on the Company’s U.S. deferred tax assets (“DTAs”) for the three months ended June 30, 2020 and June 30, 2019 and (iii) state income taxes and the effects of permanent taxable differences for the six months ended June 30, 2019.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion, or all, of the Company’s DTAs will not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and projected future taxable income and results of operations.  If the Company concludes that it is more likely than not that some portion, or all, of its DTAs will not be realized, the tax asset is reduced by a valuation allowance.  The Company assesses the appropriateness of its valuation allowance on a quarterly basis.  At June 30, 2020, the Company had a full valuation allowance on its U.S. DTAs.

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

13.       EARNINGS PER SHARE

The reconciliations between basic and diluted earnings (loss) per share are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic Loss Per Share
Net loss	$(574,315)	$(5,687)	$(4,202,886)	$(74,612)
Weighted average shares outstanding	91,429	91,286	91,409	91,261
Loss per common share	$(6.28)	$(0.06)	$(45.98)	$(0.82)

Diluted Loss Per Share
Net loss	$(574,315)	$(5,687)	$(4,202,886)	$(74,612)
Weighted average shares outstanding	91,429	91,286	91,409	91,261
Loss per common share	$(6.28)	$(0.06)	$(45.98)	$(0.82)

During the periods presented, the Company had a net loss and therefore the diluted earnings per share calculations exclude the anti-dilutive effect of (i) 270,058 shares of service-based awards for the three months ended June 30, 2020, (ii) 182,583 shares of service-based awards and 96,241 shares of market-based awards for the three months ended June 30, 2019, (iii) 342,299 shares of service-based awards for the six months ended June 30, 2020, and (iv) 293,305 shares of service-based awards and 206,475 market-based awards for the six months ended June 30, 2019.  In addition, the diluted earnings per share calculations exclude the effect of (i) 28,505 and 31,805 common shares for the three and six months ended June 30, 2020, respectively, for stock options that were out-of-the-money as of June 30, 2020 and (ii) 46,396 and 46,502 common shares for the three and six months ended June 30, 2019, respectively, for stock options that were out-of-the-money as of June 30, 2019.

Refer to the “Stock-Based Compensation” footnote for more information on the Company’s service-based awards, market-based awards and stock options.

The Company had the option to settle conversions of the 2020 Convertible Senior Notes with cash, shares of common stock or any combination thereof.  As the conversion value of the 2020 Convertible Senior Notes did not exceed the principal amount of the notes for any time during the conversion period ending April 1, 2020, there was no impact to diluted earnings per share or the related disclosures for the periods ending June 30, 2020 and 2019.

14.       COMMITMENTS AND CONTINGENCIES

Chapter 11 Proceedings—On April 1, 2020, the Debtors filed the Chapter 11 Cases seeking relief under the Bankruptcy Code.  The Company expects to continue operations in the normal course for the duration of the Chapter 11 Cases.  In addition, commencement of the Chapter 11 Cases automatically stayed all of the proceedings and actions against the Company (other than regulatory enforcement matters), including those noted below.  In addition, the filing of the Chapter 11 Cases may allow the Company to assume, assign or reject certain commitments, including executory contracts.  Refer to the “Chapter 11 Cases” footnote for more information.

Delivery Commitments—The Company had a delivery contract tied to its oil production in the Williston Basin.  The effective date of this contract was contingent upon the completion of certain related pipelines, the construction of which has not yet commenced.  Under the terms of the agreement, Whiting was committed to deliver 10 MBbl/d for a term of seven years.  In July 2020, the Company elected to terminate the agreement and is no longer required to deliver the committed volumes.

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

The Company was involved in litigation related to a payment arrangement with a third party.  In June 2020, the Company and the third party reached a settlement agreement resulting in the Company paying the third party a settlement amount of $14 million.  Certain amounts were recognized in accrued liabilities and other in the consolidated balance sheets as of December 31, 2019 and general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2019 as it was determined that a loss as a result of this litigation was probable.  The Company recorded $3 million of additional litigation settlement expense in general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2020 upon settling this litigation.  Upon settlement, the Company agreed to indemnify a party involved in the litigation for any further claims resulting from the matters involved in the case up to $25 million.  This indemnity will terminate on the later of: (i) June 30, 2021 or (ii) the date on which the statute of limitations for the relevant claims expires.  The Company does not expect to pay additional amounts to this party as a result of this indemnity, and thus has not recorded any liability related to the indemnity as of June 30, 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the terms “Whiting,” “we,” “us,” “our” or “ours” when used in this Item refer to Whiting Petroleum Corporation, together with its consolidated subsidiaries, Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), Whiting US Holding Company, Whiting Canadian Holding Company ULC, Whiting Resources Corporation Whiting Programs, Inc, Whiting Raven Colorado Corp. and Whiting ND Sakakawea LLC.  When the context requires, we refer to these entities separately.  This document contains forward-looking statements, which give our current expectations or forecasts of future events.  Please refer to “Forward-Looking Statements” at the end of this Item for an explanation of these types of statements.

Overview

We are an independent oil and gas company engaged in development, production, acquisition and exploration activities primarily in the Rocky Mountains region of the United States.  Our current operations and capital programs are focused on the cost-efficient operation of our existing properties to generate the greatest value to our stakeholders based on the current and expected commodity price environment.  During 2019, we focused on developing our large resource play in the Williston Basin of North Dakota and Montana, while closely aligning our capital spending with cash flows generated from operations.  As a result of the sharp decline in commodity prices during the first half of 2020, we have significantly decreased our level of capital spending to more closely align with our reduced cash flows from operating activities and have focused our capital program on projects that are expected to maximize value to our stakeholders.  We continually evaluate our property portfolio and sell properties when we believe that the sales price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.  Refer to the “Acquisitions and Divestitures” footnote in the notes to condensed consolidated financial statements for more information on our recent acquisition and divestiture activity.

Our revenue, profitability, future growth rate and cash flows depend on many factors which are beyond our control, such as oil and gas prices, economic, political and regulatory developments, the financial condition of our industry partners, competition from other sources of energy, and the other items discussed under the caption “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the period ended December 31, 2019.  Oil and gas prices historically have been volatile and may fluctuate widely in the future.  The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas prices since the first quarter of 2018:

	2018				2019				2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude oil	$62.89	$67.90	$69.50	$58.83	$54.90	$59.83	$56.45	$56.96	$46.08	$27.85
Natural gas	$3.13	$2.77	$2.88	$3.62	$3.00	$2.58	$2.29	$2.44	$1.88	$1.66

Oil prices declined sharply during the first half of 2020, dropping below $21.00 per Bbl in March 2020 and further dropping below negative $37.00 per Bbl in April 2020.  This dramatic decline in pricing was primarily in response to Saudi Arabia’s announcement of plans to abandon previously agreed upon output restraints and the economic effects of the coronavirus (“COVID-19”) pandemic on the demand for oil and natural gas.  Lower oil, NGL and natural gas prices may not only decrease our revenues on a per unit basis, but may also reduce the amount of oil and natural gas that we can produce economically and therefore potentially lower our oil and gas reserve quantities.  Substantial and extended declines in oil, NGL and natural gas prices have resulted, and may result, in impairments of our proved oil and gas properties or undeveloped acreage (such as the impairments discussed below under the “Results of Operations”) and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity, ability to finance planned capital expenditures or ability to emerge from bankruptcy (as discussed below under “Recent Developments”).  Alternatively, higher oil prices may result in significant mark-to-market losses being incurred on our commodity-based derivatives.

Recent Developments

Chapter 11 Cases.  On April 1, 2020 (the “Petition Date”), Whiting and certain of its subsidiaries (the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of the Bankruptcy Code.

On April 23, 2020 the Debtors entered into a restructuring support agreement (“RSA”) with certain holders of our senior notes to support a restructuring in accordance with the terms set forth in our chapter 11 plan of reorganization (the “Plan”).  The Plan and the related disclosure statement were each filed with the Bankruptcy Court on April 23, 2020.  On July 1, 2020, the Bankruptcy Court entered an order approving the Debtors’ disclosure statement, allowing for solicitation of the Plan to commence.  A Bankruptcy Court hearing to consider confirmation of the Plan is scheduled to be held on August 10, 2020.  We expect to continue operations in the normal course for the duration of the Chapter 11 Cases.  To ensure ordinary course operations, we have obtained approval from the Bankruptcy Court for certain “first day” motions, including motions to obtain customary relief intended to assure our ability to continue our ordinary course operations after the filing date.  In addition, we have received authority to use cash collateral of the lenders under Whiting Oil and Gas’ credit agreement (the “Credit Agreement”).  For more information on the Chapter 11 Cases and related matters, refer to the “Basis of Presentation,” “Chapter 11 Cases” and “Long-Term Debt” footnotes in the notes to the condensed consolidated financial statements.

Proved Undeveloped Reserves.  As a result of lower crude oil, NGL and natural gas prices and a substantial reduction in our capital plan incorporated into our reserve estimates at June 30, 2020, our proved undeveloped reserves decreased from 126.6 MMBOE as of December 31, 2019 to 37.3 MMBOE as of June 30, 2020, which represents a 71% reduction between periods.  Approximately 83% of this decrease in reserve volumes was the result of a change in the planned timing of the drilling and completion of PUD reserve locations outside of the SEC five-year window.

Exploration and Development Expenditures.  The changes in our capital plan have also resulted in reductions to our 2020 Exploration and Development (“E&D”) budget from a previous midpoint of $418 million to $215 million in order to preserve our liquidity and maximize value to our stakeholders in the current crude oil price environment.  Refer to “2020 Highlights and Future Considerations” and “Liquidity and Capital Resources” for more information on our reduced activity levels and planned capital expenditures.

2020 Highlights and Future Considerations

Operational Highlights

Operational Response to Market Conditions

As a result of the significant decline in crude oil prices in the first half of 2020, we temporarily suspended all drilling and completion activity and released all of our drilling rigs during April 2020, incurring insignificant early termination and demobilization fees.  Additionally, we curtailed production from certain of our producing wells, reduced the number of workover rigs used on our wells, deferred the completions of certain wells and delayed placing certain completed wells online during portions of the second quarter.  We expect this reduced activity will negatively impact our production across all of our properties for the remainder of 2020.  Substantial and extended declines in crude oil prices may result in our decision to voluntarily curtail production or reduce workover activity on our existing wells in the future.

Northern Rocky Mountains – Williston Basin

Our properties in the Williston Basin of North Dakota and Montana target the Bakken and Three Forks formations.  Net production from the Williston Basin averaged 89.3 MBOE/d for the second quarter of 2020, representing an 11% decrease from 100.2 MBOE/d in the first quarter of 2020.  Second quarter 2020 production was negatively impacted by production curtailments and higher downtime as a result of a reduction in workover rigs in April and May 2020, as well as the decisions to defer completions of certain wells and delay placing certain completed wells online.  Across our acreage in the Williston Basin, we have implemented customized, right-sized completion designs which utilize the optimum volume of proppant, fluids, and frac stages to increase well performance while reducing cost and utilize state-of-the-art drilling rigs, high torque mud motors and 3-D bit cutter technology to reduce time-on-location and total well costs.  We have increased stages pumped per day by focusing on new technologies such as quick-install wellhead connections and frac plug innovations.  We plan to continue to use right-sized completion design on future wells we complete during the remainder of the year.  We drilled 3 wells and put 12 wells on production in this area during the second quarter of 2020.  As noted above in “Operational Response to Market Conditions,” we released all of our drilling rigs during April 2020.

Central Rocky Mountains – Denver-Julesburg Basin

Our Redtail field in the Denver-Julesburg Basin (“DJ Basin”) in Weld County, Colorado targets the Niobrara and Codell/Fort Hays formations.  Net production from the Redtail field averaged 9.0 MBOE/d in the second quarter of 2020, representing a 3% decrease from 9.3 MBOE/d for the first quarter of 2020.  We have established production in the Niobrara “A,” “B” and “C” zones and the

Codell/Fort Hays formations.  We have maintained base production with improved artificial lift techniques and reductions in lease operating expenses.  Future development activity in our Redtail field is subject to market conditions.

Our Redtail gas plant processes the associated gas produced from our wells in this area, and has a current inlet capacity of 50 MMcf/d.  As of June 30, 2020, the plant was processing 24 MMcf/d.

Financing Highlights

In March 2020, we paid $53 million to repurchase $73 million aggregate principal amount of our 1.25% Convertible Senior Notes due April 1, 2020 (the “2020 Convertible Senior Notes”), which payment consisted of the average 72.5% purchase price plus all accrued and unpaid interest on the notes.  We financed the repurchases with borrowings under the Credit Agreement.  Additionally, in March 2020, holders of $3 million aggregate principal amount of 2020 Convertible Senior Notes timely elected to convert.  Upon such conversion, such holders of converted 2020 Convertible Senior Notes were entitled to receive an insignificant cash payment on April 1, 2020, which we did not pay in conjunction with the filing of the Chapter 11 Cases.  Refer to the “Chapter 11 Cases” and “Long-Term Debt” footnotes in the notes to the condensed consolidated financial statements for more information on these repurchases and conversions.

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

Dakota Access Pipeline

On March 25, 2020, the U.S. District Court for D.C. found that the U.S. Army Corps of Engineers had violated the National Environmental Policy Act when it granted an easement relating to a portion of the Dakota Access Pipeline (“DAPL”) because it had failed to conduct an environmental impact statement; as a result, in an order issued July 6, 2020, the court directed that the DAPL be shut down and emptied of oil by August 5, 2020.  On August 5, 2020, the U.S. Court of Appeals for the D.C. Circuit granted a stay of the portion of the order directing shut down of the DAPL.  The stay allows the DAPL to continue to operate until a further ruling is made.  It is possible the DAPL may be required to be shut down as a result of such litigation.  The disruption of transportation as a result of the DAPL being shut down could negatively impact our ability to achieve the most favorable prices for our crude oil production.  In August, we expect to transport approximately 30% of our crude oil volumes through the DAPL.  To mitigate any potential impact of an unfavorable ruling, we are coordinating with our midstream partners to source transportation alternatives.

Results of Operations

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six Months Ended June 30,
	2020	2019
Net production
Oil (MMBbl)	11.8	15.0
NGLs (MMBbl)	3.4	3.9
Natural gas (Bcf)	22.6	25.6
Total production (MMBOE)	19.0	23.1
Net sales (in millions)
Oil (1)	$323.8	$763.3
NGLs	11.3	29.2
Natural gas	1.3	23.3
Total oil, NGL and natural gas sales	$336.4	$815.8
Average sales prices
Oil (per Bbl) (1)	$27.42	$50.91
Effect of oil hedges on average price (per Bbl)	3.91	0.29
Oil after the effect of hedging (per Bbl)	$31.33	$51.20
Weighted average NYMEX price (per Bbl) (2)	$37.25	$57.26
NGLs (per Bbl)	$3.27	$7.52
Natural gas (per Mcf)	$0.06	$0.91
Weighted average NYMEX price (per MMBtu) (2)	$1.77	$2.79
Costs and expenses (per BOE)
Lease operating expenses	$6.61	$7.39
Transportation, gathering, compression and other	$0.95	$0.91
Production and ad valorem taxes	$1.62	$2.92
Depreciation, depletion and amortization	$14.07	$17.33
General and administrative	$3.96	$2.92
(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue decreased $479 million to $336 million when comparing the first half of 2020 to the same period in 2019.  Changes in sales revenue between periods are due to changes in production sold and changes in average commodity prices realized (excluding the impacts of hedging).  For the first half of 2020, decreases in total production accounted for approximately $168 million of the change in revenue and decreases in commodity prices realized accounted for approximately $311 million of the change in revenue when comparing to the first half of 2019.

Our oil, NGL and gas volumes decreased 21%, 11% and 12%, respectively, between periods.  The volume decreases between periods were primarily attributable to (i) production curtailment, additional downtime on certain wells due to a reduced workover rig count and the decisions to defer completions of certain wells and delay placing certain completed wells online for a portion of the second quarter as described in “Operational Response to Market Conditions” above, (ii) the impact of severe weather conditions and associated electric submersible pump failures on multiple high value wells in the Williston Basin in the first quarter of 2020 and (iii) normal field production decline.  These decreases were partially offset by increased production from new wells drilled and completed over the last twelve months in the Williston Basin.

Our average price for oil (before the effects of hedging), NGLs and natural gas decreased 46%, 57% and 93%, respectively.  Our average sales price realized for oil was impacted by deficiency payments we made under a physical delivery contract at our Redtail field due to our inability to meet the minimum volume commitments under this contract.  During the six months ended June 30, 2020 and 2019, our total average sales price realized for oil was $2.05 per Bbl lower and $1.89 per Bbl lower, respectively, as a result of these deficiency payments.  This contract terminated in April 2020 and will not continue to negatively impact the price we receive for oil from our Redtail field in the future.  Our average sales price realized for NGLs and natural gas during the first half of 2020 was negatively impacted by rising market differentials as compared to market indices as well as high fixed third-party costs for transportation, gathering and compression services.

Lease Operating Expenses.  Our lease operating expenses (“LOE”) during the first half of 2020 were $126 million, a $45 million decrease over the same period in 2019.  This decrease was primarily due to (i) ongoing cost reduction initiatives which were implemented beginning in the third quarter of 2019, (ii) increased saltwater disposal income and (iii) a decrease in well workover activity between periods.

Our lease operating expenses on a BOE basis also decreased when comparing the first half of 2020 to the same 2019 period.  LOE per BOE amounted to $6.61 during the first half of 2020, which represents a decrease of $0.78 per BOE (or 11%) from the first half of 2019.  This decrease was mainly due to the overall decrease in LOE expense discussed above partially offset by lower overall production volumes between periods.

Transportation, Gathering, Compression and Other.  Our transportation, gathering, compression and other (“TGC”) expenses during the first half of 2020 were $18 million, a $3 million decrease over the same period in 2019. TGC per BOE, however, increased slightly when comparing the first half of 2020 to the same 2019 period.   These changes were primarily due to lower production volumes during the period.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes during the first half of 2020 were $31 million, a $37 million decrease over the same period in 2019, which was primarily due to lower sales revenue between periods.  Our production taxes, however, are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis was 8.7% and 8.3% for the first half of 2020 and 2019, respectively.  Our production tax rate for 2020 was higher than the rate for 2019 due to our concentration of development activity over the past twelve months in the Williston Basin states of North Dakota and Montana, which have higher tax rates than Colorado where we have had limited development activity over the past twelve months.  This increase in rate was partially offset by certain North Dakota wells receiving stripper well status, which reduces the applicable tax rate from 10% to 5%.

Depreciation, Depletion and Amortization.  Our depletion, depreciation and amortization (“DD&A”) expense decreased $134 million in 2020 as compared to the first half of 2019.  The components of our DD&A expense were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Depletion	$258,894	$392,527
Accretion of asset retirement obligations	6,107	5,819
Depreciation	2,516	2,795
Total	$267,517	$401,141

DD&A decreased between periods primarily due to $134 million in lower depletion expense, consisting of a $56 million decrease due to lower overall production volumes during the first half of 2020, as well as a $78 million decrease related to a lower depletion rate between periods.  On a BOE basis, our overall DD&A rate of $14.07 for the first half of 2020 was 19% lower than the rate of $17.33 for the same period in 2019.  The primary factors contributing to this lower DD&A rate were impairment write-downs on proved oil and gas properties in the Williston Basin recognized in the first  quarter of 2020 and downward revisions to proved reserves over the last twelve months, which were largely driven by lower commodity prices.

Exploration and Impairment Costs.  Our exploration and impairment costs increased $4 billion for the first half of 2020 as compared to the same period in 2019.  The components of our exploration and impairment expense were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Impairment	$4,154,369	$13,179
Exploration	20,244	19,976
Total	$4,174,613	$33,155

Impairment expense for the first half of 2020 primarily related to (i) $4 billion in non-cash impairment charges for the partial write-down of proved oil and gas properties across our Williston Basin resource play due to a reduction in reserves, driven by depressed oil prices and a resultant decline in future development plans for the properties and (ii) $12 million in impairment write-downs of undeveloped acreage costs for leases where we no longer have plans to drill.  Impairment expense for the first half of 2019 primarily relates to the amortization of leasehold costs associated with individually insignificant unproved properties.

General and Administrative Expenses.  We report general and administrative (“G&A”) expenses net of third-party reimbursements and internal allocations.  The components of our G&A expenses were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
General and administrative expenses	$111,772	$117,451
Reimbursements and allocations	(36,469)	(49,904)
General and administrative expenses, net	$75,303	$67,547

G&A expense before reimbursement and allocations decreased $6 million during the first half of 2020 primarily due to cost reduction initiatives instituted as part of a company restructuring beginning in the third quarter of 2019, including $24 million in lower compensation costs between periods.  These decreases were partially offset by (i) additional expense related to executive and employee cash retention incentives during the first half of 2020 of $11 million, (ii) third-party advisory and legal fees incurred prior to the Petition Date to prepare for the Chapter 11 Cases of $8 million and (iii) $3 million of additional expenses related to a litigation settlement.  The decrease in reimbursements and allocations for the first half of 2020 was the result of a lower number of field workers on Whiting-operated properties associated with reduced drilling activity.

Our G&A expenses on a BOE basis increased when comparing the first half of 2020 to the same 2019 period.  G&A expense per BOE amounted to $3.96 during the first half of 2020, which represents an increase of $1.04 per BOE (or 36%) from the first half of 2019.  This increase was mainly due to the overall decreases in reimbursements and allocations discussed above, as well as lower overall production volumes between periods.

Derivative (Gain) Loss, Net.  Our commodity derivative contracts are marked to market each quarter with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment to or from the counterparty.  Derivative (gain) loss, net, amounted to a gain of $225 million and a loss of $38 million for the six months ended June 30, 2020 and 2019, respectively.  These gains and losses are primarily related to our collar, swap and option commodity derivative contracts and resulted from the downward and upward shifts, respectively, in the futures curve of forecasted commodity prices for crude oil and natural gas during the respective periods.

For more information on our outstanding derivatives refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Notes	$34,840	$74,512
Credit agreement	16,496	6,242
Amortization of debt issue costs, discounts and premiums	9,786	15,734
Other	553	339
Total	$61,675	$96,827

The decrease in interest expense of $35 million between periods was primarily attributable to lower interest costs incurred on our notes and lower amortization of debt issue costs, discounts and premiums during the first half of 2020 compared to the first half of 2019.  Upon the filing of the Chapter 11 Cases on April 1, 2020, we discontinued accruing interest on our Senior Notes, which resulted in a $40 million decrease in note interest between periods.  Additionally, the remaining unamortized debt issuance costs and premiums associated with our Senior Notes were written off to reorganization items, net in conjunction with the filing of the Chapter 11 Cases, resulting in a $6 million decrease in amortization expense during the first half of 2020 compared to the first half of 2019.  Refer to the “Chapter 11 Cases” and “Long-Term Debt” footnotes in the condensed consolidated financial statements for more information.

The decrease in note interest and amortization of debt issue costs, discounts and premiums was partially offset by a $10 million increase in interest incurred on the Credit Agreement between periods due to a higher average outstanding balance as well as an additional 2% default interest rate charged on borrowings outstanding for the duration of the Chapter 11 Cases.  Our weighted average borrowings outstanding during the first half of 2020 were $710 million compared to $104 million for the first half of 2019.

Our weighted average debt outstanding during the first half of 2020 was $3.1 billion versus $2.9 billion for the first half of 2019.  Our weighted average effective cash interest rate was 3.3% during the first half of 2020 compared to 5.5% during the first half of 2019, primarily due to the discontinuation of interest expense on our Senior Notes beginning in April 2020.

Gain on Extinguishment of Debt.  In March 2020, we paid $53 million to repurchase $73 million aggregate principal amount of our 2020 Convertible Senior Notes and recognized a $23 million gain on extinguishment of debt.  Additionally, in March 2020, the holders of $3 million aggregate principal amount of our 2020 Convertible Senior Notes elected to convert.  Upon conversion, such holders of the converted 2020 Convertible Senior Notes were entitled to receive an insignificant cash payment on April 1, 2020, which we did not pay in conjunction with the filing of the Chapter 11 Cases.  As a result of such conversion we recognized a $3 million gain on extinguishment of debt for the six months ended June 30, 2020.  Refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements for more information on this repurchase and conversion and the effect of the automatic stay issued in conjunction with the filing of the Chapter 11 Cases.

Reorganization Items, Net. During the six months ended June 30, 2020, we recognized $42 million of reorganization costs related to the Chapter 11 Cases, consisting of professional fees and the write-off of debt issuance costs and premiums.  Refer to the “Chapter 11 Cases” footnote in the notes to the condensed consolidated financial statements for more information on amounts recorded to reorganization items, net.

Income Tax Benefit.  As a result of pre-tax losses for the first six months of 2019, we transitioned from a net deferred tax liability position to a net deferred tax asset position which resulted in the recognition of a full valuation allowance on our deferred tax assets (“DTAs”) during the second quarter of 2019.  Additionally, during the fourth quarter of 2019, we recognized $74 million of Canadian deferred tax expense associated with the outside basis difference in Whiting Canadian Holding Company ULC pursuant to ASC 740-30-25-17.  During the six months ended June 30, 2020, $4 million of this Canadian deferred tax expense became current.  Refer to the “Income Taxes” footnote in the notes to the consolidated financial statements of 2019 Annual Report on Form 10-K for more information on this deferred tax liability.  As a result of the full valuation allowance on our U.S. DTAs as of June 30, 2020, we did not recognize any U.S. income tax expense or benefit during the first half of 2020, outside of a $1 million alternative minimum tax refund received during the period.  Income tax expense (benefit) for the first half of 2019 totaled to a benefit of $1 million and related primarily to the recognition of a full valuation allowance during the second quarter of 2019 as a result of pre-tax losses.

Our overall effective tax rate of 0.0% for the first half of 2020 was lower than the U.S. statutory income tax rate as a result of the full valuation allowance on our U.S. DTAs.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Three Months Ended June 30,
	2020	2019
Net production
Oil (MMBbl)	5.5	7.5
NGLs (MMBbl)	1.6	1.9
Natural gas (Bcf)	10.9	13.0
Total production (MMBOE)	9.0	11.6
Net sales (in millions)
Oil (1)	$91.9	$403.9
NGLs	0.4	16.3
Natural gas	(0.7)	6.1
Total oil, NGL and natural gas sales	$91.6	$426.3
Average sales prices
Oil (per Bbl) (1)	$16.57	$54.14
Effect of oil hedges on average price (per Bbl)	2.59	0.38
Oil net of hedging (per Bbl)	$19.16	$54.52
Weighted average NYMEX price (per Bbl) (2)	$27.31	$59.73
NGLs (per Bbl)	$0.23	$8.43
Natural gas (per Mcf)	$(0.06)	$0.47
Weighted average NYMEX price (per MMBtu) (2)	$1.66	$2.58
Cost and expenses (per BOE)
Lease operating expenses	$5.92	$7.52
Transportation, gathering, compression and other	$1.01	$0.96
Production and ad valorem taxes	$0.94	$3.41
Depreciation, depletion and amortization	$9.29	$17.55
General and administrative	$3.13	$2.82
(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue decreased $335 million to $92 million when comparing the second quarter of 2020 to the same period in 2019.  Changes in sales revenue between periods are due to changes in production sold and changes in average commodity prices realized (excluding the impacts of hedging).  For the second quarter of 2020, decreases in total production accounted for approximately $107 million of the change in revenue and decreases in commodity prices realized accounted for approximately $228 million of the change in revenue when comparing to the second quarter of 2019.

Our oil, NGL and gas volumes decreased 26%, 16% and 16%, respectively, between periods.  The volume decreases between periods were primarily attributable to production curtailment, additional downtime on certain wells due to reduced workover rig count and the decisions to defer completions of certain wells and delay placing certain completed wells online for a portion of the second quarter as described in “Operational Response to Market Conditions” above, as well as normal field production decline.  These decreases were partially offset by increased production from new wells drilled and completed over the last twelve months in the Williston Basin.

Our average price for oil (before the effects of hedging), NGLs and natural gas decreased 69%, 97% and 113%, respectively.  Our average sales price realized for oil was impacted by deficiency payments we made under a physical delivery contract at our Redtail field due to our inability to meet the minimum volume commitments under this contract.  During the three months ended June 30, 2020 and 2019, our total average sales price realized for oil was $1.07 per Bbl lower and $2.07 per Bbl lower, respectively, as a result of these deficiency payments.  This contract terminated in April 2020 and will not continue to negatively impact the price we receive for oil from our Redtail field in the future.  Our average sales price realized for NGLs and natural gas for the second quarter of 2020 was negatively impacted by rising market differentials as compared to market indices as well as high fixed third-party costs for transportation, gathering and compression services.  These third-party costs sometimes exceed the ultimate price we receive for our natural gas and accordingly can result in negative gas revenues, which occurred in the second quarter of 2020.  While these negative gas prices adversely affect our gas revenues, we have continued to produce our wells in order to sell oil, to meet lease and regulatory requirements and to sell NGLs derived from the processing of associated gas.

Lease Operating Expenses.  Our LOE during the second quarter of 2020 were $53 million, a $34 million decrease over the same period in 2019.  This decrease was primarily due to ongoing cost reduction initiatives which were implemented beginning in the third quarter of 2019, increased saltwater disposal income received between periods and a decrease in well workover activity between periods.

Our lease operating expenses on a BOE basis also decreased when comparing the second quarter of 2020 to the same 2019 period.  LOE per BOE amounted to $5.92 during the second quarter of 2020, which represents a decrease of $1.60 per BOE (or 21%) decrease from the second quarter of 2019.  This decrease was mainly due to the overall decrease in LOE expense discussed above partially offset by lower overall production volumes between periods.

Transportation, Gathering, Compression and Other.  Our TGC expenses during the second quarter of 2020 were $9 million, a $2 million decrease over the same period in 2019.  TGC per BOE, however, increased slightly when comparing the second quarter of 2020 to the same 2019 period.   These changes were primarily due to lower production volumes during the period.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes during the second quarter of 2020 were $8 million, a $31 million decrease over the same period in 2019, which was primarily due to lower sales revenue between periods.  Our production taxes, however, are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis was 8.5% and 9.0% for the second quarter of 2020 and 2019, respectively.  Our production tax rate for 2020 was lower than the rate for 2019 due to certain North Dakota wells receiving stripper well status, which reduces the applicable tax rate from 10% to 5%.

Depreciation, Depletion and Amortization.  Our DD&A expense decreased $119 million in 2020 as compared to the second quarter of 2019.  The components of our DD&A expense were as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Depletion	$79,198	$198,656
Accretion of asset retirement obligations	3,079	2,937
Depreciation	1,272	1,416
Total	$83,549	$203,009

DD&A decreased between periods primarily due to $119 million in lower depletion expense, consisting of a $23 million decrease due to lower overall production volumes during the second quarter of 2020, as well as a $96 million decrease related to a lower depletion rate between periods.  On a BOE basis, however, our overall DD&A rate of $9.29 for the second quarter of 2020 was 47% lower than the rate of $17.55 for the same period in 2019.  The primary factors contributing to this lower DD&A rate were impairment write-downs on proved oil and gas properties in the Williston Basin recognized in the first quarter of 2020 and downward revisions to proved reserves over the last twelve months, which were largely driven by lower commodity prices.

Exploration and Impairment Costs.  Our exploration and impairment costs increased $408 million for the second quarter of 2020 as compared to the same period in 2019.  The components of our exploration and impairment expense were as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Impairment	$409,277	$3,336
Exploration	11,879	10,070
Total	$421,156	$13,406

Impairment expense for the second quarter of 2020 primarily related to a $409 million non-cash impairment charge for the partial write-down of proved oil and gas properties in one of our Williston Basin resource plays due to a reduction in reserves, driven by depressed oil prices and a resultant decline in future development plans for the properties.  Impairment expense for the second quarter of 2019 primarily relates to the amortization of leasehold costs associated with individually insignificant unproved properties.

General and Administrative Expenses.  We report G&A expenses net of third-party reimbursements and internal allocations.  The components of our G&A expenses were as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
General and administrative expenses	$47,859	$57,966
Reimbursements and allocations	(19,723)	(25,393)
General and administrative expenses, net	$28,136	$32,573

G&A expense before reimbursement and allocations decreased $10 million during the second quarter of 2020 primarily due to cost reduction initiatives instituted as part of a company restructuring beginning in the third quarter of 2019, including $12 million in lower compensation between periods.  These decreases were partially offset by additional expense related to executive and employee cash retention incentives during the second quarter of 2020 of $5 million and $3 million of additional expenses related to a litigation settlement.  The decrease in reimbursements and allocations for the second quarter of 2020 was the result of a lower number of field workers on Whiting-operated properties associated with reduced drilling activity.

Our G&A expenses on a BOE basis, however, increased when comparing the second quarter of 2020 to the same 2019 period.  G&A expense per BOE amounted to $3.13 during the second quarter of 2020, which represents an increase of $0.31 per BOE (or 11%) from the second quarter of 2019.  This increase was mainly due to lower overall production volumes between periods.

Derivative (Gain) Loss, Net.  Our commodity derivative contracts are marked to market each quarter with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment to or from the counterparty.  Derivative (gain) loss, net, amounted to a loss of $7 million and a gain of $25 million for the three months ended June 30, 2020 and 2019, respectively.  These gains and losses are primarily related to our collar, swap and option commodity derivative contracts and resulted from the upward and downward shifts, respectively, in the futures curve of forecasted commodity prices for crude oil and natural gas during the respective periods.

For more information on our outstanding derivatives refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Credit agreement	$10,977	$3,256
Amortization of debt issue costs, discounts and premiums	5,250	7,915
Other	198	300
Notes	-	37,257
Total	$16,425	$48,728

The decrease in interest expense of $32 million between periods was primarily attributable to lower interest costs incurred on our notes during the second quarter of 2020 compared to the same period of 2019.  Upon filing of the Chapter 11 Cases on April 1, 2020, we discontinued accruing interest on our Senior Notes, which resulted in a $37 million decrease in note interest between periods.  Refer to the “Chapter 11 Cases” and “Long-Term Debt” footnotes in the condensed consolidated financial statements for more information.

The decrease in note interest was partially offset by an $8 million increase in interest incurred on the Credit Agreement between periods due to a higher average outstanding balance as well as an additional 2% default interest rate charged on borrowings outstanding for the duration of the Chapter 11 Cases.  Our weighted average borrowings outstanding during the second quarter of 2020 were $930 million compared to $118 million for the second quarter of 2019.

Our weighted average debt outstanding during the second quarter of 2020 was $3.3 billion versus $3.0 billion for the second quarter of 2019.  Our weighted average effective cash interest rate was 1.3% during the second quarter of 2020 compared to 5.5% during the second quarter of 2019 due to the discontinuation of interest expense on our Senior Notes beginning in April 2020.

Reorganization Items, Net. During the three months ended June 30, 2020, we recognized $42 million of reorganization costs related to the Chapter 11 Cases, consisting of professional fees and the write-off of debt issuance costs and premiums.  Refer to the “Chapter 11 Cases” footnote in the notes to the condensed consolidated financial statements for more information on amounts recorded to reorganization items, net.

Income Tax Benefit.  As a result of pre-tax losses for the first six months of 2019, we transitioned from a net deferred tax liability position to a net deferred tax asset position which resulted in the recognition of a full valuation allowance on our deferred tax assets (“DTAs”) during the second quarter of 2019.  As a result of the full valuation allowance on our U.S. DTAs as of June 30, 2020, we did not recognize any U.S. income tax expense or benefit during the second quarter of 2020 outside of a $1 million alternative minimum tax refund received during the period.  Income tax expense for the second quarter of 2019 totaled $23 million, primarily due to the recognition of a full valuation allowance during the second quarter of 2019 as a result of pre-tax losses during the period.

Our overall effective tax rate of 0.2% for the second quarter of 2020 was lower than the U.S. statutory income tax rate as a result of the full valuation allowance on our U.S. DTAs.

Liquidity and Capital Resources

Overview.  At June 30, 2020, we had $492 million of unrestricted cash on hand and $178 million of shareholders’ deficit, while at December 31, 2019, we had $9 million of cash on hand and $4.0 billion of equity.  In March 2020, we took proactive steps to ensure we had sufficient liquidity to fund ongoing operations during the Chapter 11 Cases by drawing $650 million on the Credit Agreement.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility, which we partially mitigate through the use of commodity hedge contracts.  Oil accounted for 62% and 65% of our total production in the first half of 2020 and 2019, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in NGL or natural gas prices.  As of July 31, 2020, we had crude oil derivative contracts covering the sale of 17,000 Bbl, 18,000 Bbl and 5,000 Bbl of oil per day for the remainder of 2020, 2021 and the first nine months of 2022, respectively.  Additionally, we had natural gas derivative contracts covering the sale of 24,000 MMBtu, 50,000 MMBtu and 30,000 MMBtu of natural gas per day through the remainder of 2020, 2021 and the first nine months of 2022, respectively.  For more information on our outstanding derivatives refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements.

During the first half of 2020, we generated $67 million of cash provided by operating activities, a decrease of $315 million from the same period in 2019.  Cash provided by operating activities decreased primarily due to lower realized sales prices and production volumes for oil, NGLs and natural gas, as well as higher cash G&A and reorganization expenses.  These negative factors were partially offset by an increase in cash settlements received on our derivative contracts, lower lease operating expenses, production and ad valorem taxes, cash interest expense and TGC costs during the first half of 2020 as compared to the same period in 2019.  Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on increases and decreases in certain expenses between periods.

During the first half of 2020, cash flows from operating activities, $695 million of net borrowings under the Credit Agreement and proceeds from the sale of properties were used to finance $224 million of drilling and development expenditures and the repurchase of $73 million aggregate principal amount of 2020 Senior Convertible Notes, which resulted in $492 million of remaining unrestricted cash on hand as of June 30, 2020.

Chapter 11 Cases and Effect of Automatic Stay.  On April 1, 2020, the Debtors filed for relief under chapter 11 of the Bankruptcy Code.  The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under the Credit Agreement and the indentures governing our senior notes, resulting in the automatic and immediate acceleration of all of our outstanding debt.  In conjunction with the filing of the Chapter 11 Cases, we did not make the $187 million principal payment due on our 2020 Convertible Senior Notes.  Any efforts to enforce payment obligations related to the acceleration of our debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the

Bankruptcy Code.  Refer to the “Basis of Presentation” and “Chapter 11 Cases” footnotes in the notes to the condensed consolidated financial statements for more information on the Chapter 11 Cases.

On April 23, 2020, the Debtors entered into the RSA with certain holders of our senior notes to support a restructuring in accordance with the terms set forth in our chapter 11 plan of reorganization (the “Plan”).  As more fully disclosed in the “Basis of Presentation” and “Chapter 11 Cases” footnotes in the notes to the condensed consolidated financial statements, the Plan and the RSA contemplate a restructuring which would provide for the treatment of holders of certain claims and existing equity interests.

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

As a result of the Chapter 11 Cases, our total available liquidity at June 30, 2020 consisted of our unrestricted $492 million of cash on hand.  We expect to continue using additional cash that will further reduce this liquidity.  With the Bankruptcy Court’s authorization to use cash collateral under the Credit Agreement, we believe that we will have sufficient liquidity, including cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 Cases.  As such, we expect to pay vendor and royalty obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders, if any, approving such payments.

Exploration and Development Expenditures.  During the six months ended June 30, 2020 and 2019, we incurred $179 million and $451 million, respectively, of exploration and development (“E&D”) expenditures.  Of these expenditures, 95% and 99%, respectively, were incurred in our large resource play in the Williston Basin of North Dakota and Montana, where we have focused our development in 2019 and the first half of 2020.

We continually evaluate our capital needs and compare them to our capital resources.  Our 2020 E&D budget is $215 million, which we expect to fund with net cash provided by operating activities and cash on hand and represents a substantial decrease from the $778 million incurred on E&D expenditures during 2019.  This reduced capital budget is in response to the significantly lower crude oil prices experienced during the first half of 2020 and our plan to preserve our liquidity while improving capital efficiency and continue aligning our capital spending with cash flows generated from operations.  Our level of E&D expenditures is largely discretionary, although a portion of our E&D expenditures are for non-operated properties where we have limited control over the timing and amount of such expenditures, and the amount of funds we devote to any particular activity may increase or decrease significantly depending on commodity prices, cash flows, available opportunities and development results, among other factors.  With the Bankruptcy Court’s authorization to use cash collateral under the Credit Agreement, we believe that we have sufficient liquidity to execute our business plan over the next 12 months.

Credit Agreement.  Whiting Oil and Gas, our wholly owned subsidiary, has a credit agreement with a syndicate of banks that had a borrowing base of $2.05 billion and aggregate commitments of $1.75 billion prior to default.  As of June 30, 2020, we had $912 million of borrowings outstanding under the Credit Agreement.  As a result of the commencement of the Chapter 11 Cases, we are no longer in compliance with the covenants under the Credit Agreement and the lenders' commitments under the Credit Agreement have been terminated.  We are therefore unable to make additional borrowings or issue additional letters of credit under the Credit Agreement.

The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default that automatically accelerated our obligations under the Credit Agreement.  Any efforts to enforce payment obligations related to the acceleration of our obligations under the Credit Agreement have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Prior to default, a portion of the Credit Agreement in an aggregate amount not to exceed $50 million was available to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of ours.  As of June 30, 2020, $2 million in letters of credit were outstanding under the agreement.

Prior to default, the borrowing base under the Credit Agreement was determined at the discretion of the lenders, based on the collateral value of our proved reserves that have been mortgaged to such lenders, and is subject to regular redeterminations on May 1 and November 1 of each year, as well as special redeterminations described in the Credit Agreement.  Such redeterminations have not occurred and are not expected to occur for the duration of the Chapter 11 Cases.

The Credit Agreement provides for interest only payments until maturity, when the Credit Agreement expires and all outstanding borrowings are due.  Interest under the Credit Agreement accrues at our option at either (i) a base rate for a base rate loan plus a margin between 0.50% and 1.50% based on the ratio of outstanding borrowings to the borrowing base, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR rate plus 1.0% per annum, or (ii) an adjusted LIBOR rate for a Eurodollar loan plus a margin between 1.50% and 2.50% based on the ratio of outstanding borrowings to the borrowing base.  Prior to the chapter 11 proceedings, we incurred commitment fees of 0.375% or 0.50% based on the ratio of outstanding borrowings to the borrowing base on the unused portion of the aggregate commitments of the lenders under the Credit Agreement.  During the chapter 11 proceedings, the commitment fee has been terminated and instead all amounts outstanding under the Credit Agreement will bear interest per annum at the applicable rate stated in the agreement plus a 2.0% default rate.  At June 30, 2020, the weighted average interest rate on the outstanding principal balance under the Credit Agreement was 4.7%.

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

The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default that automatically accelerated our obligations under the indentures governing our Senior Notes.  Any efforts to enforce payment obligations related to the acceleration of our Senior Notes have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

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

On April 1, 2020, we did not make the $187 million cash principal payment due on the 2020 Convertible Senior Notes.  On the same date, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under the Bankruptcy Code.  The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under the Credit Agreement and the indentures governing our Senior Notes, resulting in the automatic and immediate acceleration of all of our outstanding debt.  Any efforts to enforce such payment obligations were automatically stayed as a result of the filing of the Chapter 11 Cases and the creditors’ rights of enforcement in respect of the Senior Notes and the Credit Agreement are subject to the applicable provisions of the Bankruptcy Code.

In addition, commencement of the Chapter 11 Cases automatically stayed all of the proceedings and actions against us (other than regulatory enforcement matters).  For a further discussion of the Chapter 11 Cases and related matters, refer to the “Basis of Presentation,” “Chapter 11 Cases” and “Long-Term Debt” footnotes in the notes to the condensed consolidated financial statements.

Additionally, in connection with the Chapter 11 Cases, we have incurred and will continue to incur professional fees as discussed in “Results of Operations.”  While we cannot currently estimate the total amount of the fees to be incurred over the restructuring period, we expect that it will be material.

Delivery Commitments.  We had a delivery contract tied to our oil production in the Williston Basin.  The effective date of this contract was contingent upon the completion of certain related pipelines, the construction of which has not yet commenced.  Under the terms of the agreement, we were committed to deliver 10 MBbl/d for a term of seven years.  In July 2020, we elected to terminate the agreement and are no longer required to deliver the committed volumes.

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

These risks and uncertainties include, but are not limited to: our ability to obtain Bankruptcy Court approval with respect to motions or other requests made to the Bankruptcy Court; our ability to confirm and consummate the Plan; the effects of the Chapter 11 Cases on our liquidity or results of operations or business prospects; the effects of the Chapter 11 Cases on our business and the interests of various constituents; the length of time that we will operate under chapter 11 protection; risks associated with third-party motions in the Chapter 11 Cases; declines in, or extended periods of low oil, NGL or natural gas prices; our level of success in exploration, development and production activities; risks related to our level of indebtedness, our ability to comply with debt covenants, periodic redeterminations of the borrowing base under our credit agreement and our ability to generate sufficient cash flows from operations to service our indebtedness; our ability to generate sufficient cash flows from operations to meet the internally funded portion of our capital expenditures budget; our ability to obtain external capital to finance exploration and development operations;  our inability to access oil and gas markets due to market conditions or operational impediments, including any court rulings which may result in the inability to transport oil on the Dakota Access Pipeline; the impact of negative shifts in investor sentiment towards the oil and gas industry; impacts resulting from the allocation of resources among our strategic opportunities; the geographic concentration of our operations; impacts to financial statements as a result of impairment write-downs and other cash and noncash charges; federal and state initiatives relating to the regulation of hydraulic fracturing and air emissions; revisions to reserve estimates as a result of changes in commodity prices, regulation and other factors; inaccuracies of our reserve estimates or our assumptions underlying them; the timing of our exploration and development expenditures; risks relating to decreases in our credit rating; market availability of, and risks associated with, transport of oil and gas; our ability to successfully complete asset dispositions and the risks related thereto; our ability to drill producing wells on undeveloped acreage prior to its lease expiration; shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and completion services; weakened differentials impacting the price we receive for oil and natural gas; risks relating to any unforeseen liabilities of ours; the impacts of hedging on our results of operations; adverse weather conditions that may negatively impact development or production activities; uninsured or underinsured losses resulting from our oil and gas operations; lack of control over non-operated properties; failure of our properties to yield oil or gas in commercially viable quantities; the impact and costs of compliance with laws and regulations governing our oil and gas operations; the potential impact of changes in laws that could have a negative effect on the oil and gas industry; impacts of local regulations, climate change issues, negative public perception of our industry and corporate governance standards; our ability to replace our oil and natural gas reserves; negative impacts from litigation and legal proceedings; unforeseen underperformance of or liabilities associated with acquired properties or other strategic partnerships or investments; competition in the oil and gas industry; any loss of our senior management or technical personnel; cybersecurity attacks or failures of our telecommunication and other information technology infrastructure; and other risks described under the caption “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the period ended December 31, 2019.  We assume no obligation, and disclaim any duty, to update the forward-looking statements in this Quarterly Report on Form 10-Q.

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

Crude Oil and Natural Gas Swaps.  Our hedging portfolio currently consists crude oil and natural gas swaps.  Refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements for a description and list of our outstanding derivative contracts at June 30, 2020.

Our swap contracts entitle us to receive settlement from the counterparty in amounts, if any, by which the settlement price for the applicable calculation period is less than the fixed price, or to pay the counterparty if the settlement price for the applicable calculation period is more than the fixed price.  The fair value of our oil derivative positions at June 30, 2020 was a net asset of $1 million.  A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of June 30, 2020 would cause a decrease or increase of $17 million in this fair value asset.  The fair value of our natural gas contracts was a net liability of $40,000.  A hypothetical upward or downward shift of 10% per MMBtu in the NYMEX forward curve for natural gas as of June 30, 2020 would cause an increase or decrease of $1 million in this fair value liability.

While these fixed-price swaps are designed to decrease our exposure to downward price movements, they also have the effect of limiting the benefit of price increases above the ceiling with respect to the hedges and options and upward price movements generally with respect to the fixed-price swaps.

On April 1, 2020 we filed for relief under chapter 11 of the Bankruptcy Code, which permitted the counterparties of our derivative instruments to terminate their outstanding hedges, and certain of our counterparties elected to exercise their right to terminate.  Refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements for more information on these terminations, the effect such terminations will have on our cash flows, financial position and results of operations and other subsequent hedging activity.

Interest Rate Risk

Market risk is estimated as the change in fair value resulting from a hypothetical 100 basis point change in the interest rate on the outstanding balance under our credit agreement.  Our credit agreement allows us to fix the interest rate for all or a portion of the principal balance for a period up to one month.  To the extent that the interest rate is fixed, interest rate changes affect the instrument’s fair market value but do not impact results of operations or cash flows.  Conversely, for the portion of the credit agreement that has a floating interest rate, interest rate changes will not affect the fair market value but will impact future results of operations and cash flows.  At June 30, 2020, our outstanding principal balance under our credit agreement was $912 million, and the weighted average interest rate on the outstanding principal balance was 4.7%.  At June 30, 2020, the carrying amount approximated fair market value.  Assuming a constant debt level of $912 million, the cash flow impact resulting from a 100 basis point change in interest rates during periods when the interest rate is not fixed would be $7 million over a 12-month time period.  Changes in interest rates do not affect the amount of interest we pay on our fixed-rate senior notes, but changes in interest rates do affect the fair values of these notes.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chairman, President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2020.  Based upon their evaluation of these disclosure controls and procedures, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive.  In addition to the cash requirements necessary to fund ongoing operations, we have incurred, and expect to continue to incur, significant professional fees and other costs in connection with the Chapter 11 Cases.  As of June 30, 2020, our total available liquidity, consisting of unrestricted cash on hand, was $492 million.  We expect to continue using additional cash that will further reduce this liquidity.  With the Bankruptcy Court’s authorization to use cash collateral under the Credit Agreement, we believe that we will have sufficient liquidity, including cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 Cases.  As such, we expect to pay vendor and royalty obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders, if any, approving such payments.  However, there can be no assurance that our current liquidity will be sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or to pursue confirmation of the Plan.  We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

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

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to the Petition Date.  With few exceptions, all claims that arose before the Petition Date (i) would be subject to compromise and/or treatment under the Plan and/or (ii) would be discharged in accordance with the terms of the Plan.  Any claims not ultimately discharged through the Plan could be asserted against the reorganized entities and may have an adverse effect on their financial condition and results of operations on a post-reorganization basis.

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

Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances.  In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, capital expenditures, debt service and cash flow.  Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate.  Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure, (ii) our ability to obtain adequate liquidity and financing sources, (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them, (iv) our ability to retain key employees and (v) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.  Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations.  The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

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

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices.  The price we receive for our oil, NGL and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  The prices we receive for our production depend on numerous factors beyond our control, including, but not limited to, the following:

●	changes in regional, domestic and global supply and demand for oil and natural gas;
●	the level of global oil and natural gas inventories and storage capacity;
●	the occurrence or threat of epidemic or pandemic diseases, such as the coronavirus (“COVID-19”) pandemic, or any government response to such occurrence or threat;
●	the actions of the Organization of Petroleum Exporting Countries (“OPEC”);
●	proximity, capacity and availability of oil and natural gas pipelines and other transportation facilities, including any court rulings which may result in the inability to transport oil on the Dakota Access Pipeline;
●	the price and quantity of imports of oil and natural gas;
●	market demand and capacity limitations on exports of oil and natural gas;
●	political and economic conditions, including embargoes and sanctions, in oil-producing countries or affecting other oil-producing activity, such as the U.S. imposed sanctions on Venezuela and Iran and conflicts in the Middle East;
●	developments relating to North American energy infrastructure, including legislative, regulatory and court actions that may impact such infrastructure and other developments that may cause short- or long-term capacity constraints;
●	the level of global oil and natural gas exploration and production activity;
●	the effects of global conservation and sustainability measures;
●	the effects of the global and domestic economies, including the impact of expected growth, access to credit and financial and other economic issues;
●	weather conditions;
●	technological advances affecting energy consumption;

●	current and anticipated changes to domestic and foreign governmental regulations, such as regulation of oil and natural gas gathering and transportation, including those that may arise as a result of the upcoming U.S. Presidential election;
●	the price and availability of competitors’ supplies of oil and natural gas;
●	basis differentials associated with market conditions, the quality and location of production and other factors;
●	acts of terrorism;
●	the price and availability of alternative fuels; and
●	acts of force majeure.

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

Oil prices declined sharply during the first quarter of 2020, dropping below $21.00 per Bbl in March 2020 and further dropping to below negative $37.00 per Bbl in April 2020.  This dramatic decline in pricing was primarily in response to Saudi Arabia’s announcement of plans to abandon previously agreed upon output restraints and the economic effects of the COVID-19 pandemic on the demand for oil and natural gas.  Substantial and extended declines in oil, NGL and natural gas prices have resulted and may continue to result in impairments of our proved oil and gas properties or undeveloped acreage and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to finance planned capital expenditures.  To the extent commodity prices received from production are insufficient to fund planned capital expenditures, we will be required to reduce spending or sell assets.  Lower commodity prices may also make it more difficult for us to comply with the covenants and other restrictions in the agreements governing our debt as described under the risk factor entitled “The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business” in our Annual Report on Form 10-K for the period ended December 31, 2019.

Alternatively, higher oil, NGL and natural gas prices may result in significant mark-to-market losses being incurred on our commodity-based derivatives, which may in turn cause us to experience net losses.

Outbreaks of communicable diseases, including the COVID-19 pandemic, could adversely affect our business, financial condition, results of operations and cash flows.

Global or national health concerns, including the outbreak of pandemic or contagious disease, can negatively impact the global economy and, therefore, demand and pricing for oil and natural gas products.  For example, there have been recent outbreaks in many countries, including the United States, of a highly transmissible and pathogenic coronavirus, which the World Health Organization declared a pandemic in March 2020.  The outbreak of communicable diseases, or the perception that such an outbreak could occur, could result in a widespread public health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that would negatively impact the demand for oil and natural gas products.  Furthermore, uncertainty regarding the impact and length of any outbreak of pandemic or contagious disease, including COVID-19, could lead to increased volatility in oil and natural gas prices.  The occurrence or continuation of any of these events could lead to decreased revenues and limit our ability to execute on our business plan, which could adversely affect our business, financial condition, results of operations and cash flows.

Additionally, in response to the COVID-19 pandemic, our corporate staff has been working remotely and many of our key vendors, service suppliers and partners have similarly been working remotely.  As a result of such remote work arrangements, certain operational, reporting, accounting and other processes may slow, which could result in longer time to execute critical business functions, higher operating costs and uncertainties regarding the quality of services and supplies.  Also, in the event that there is an outbreak of COVID-19 at any of our operating locations, we could be forced to cease operations at such location.  Any of the foregoing could adversely affect our business, financial condition, results of operations and cash flows.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market.  Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing.  For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices.  In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts.  However, those negotiations were unsuccessful.  As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020.  These actions led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of under negative $37.00 per Bbl of crude oil in April 2020.  Although OPEC members subsequently agreed on certain production cuts beginning in May 2020 and continuing through April 2022, there can be no assurance that OPEC members and other oil exporting nations will continue to agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production.  Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect our business, financial condition, results of operations and cash flows.

We transport a portion of our crude oil through the Dakota Access Pipeline (“DAPL”), which is subject to ongoing litigation that may result in a shutdown of the DAPL, which could adversely affect our business, financial condition, results of operations or cash flows.

On March 25, 2020, the U.S. District Court for D.C. found that the U.S. Army Corps of Engineers had violated the National Environmental Policy Act when it granted an easement relating to a portion of the DAPL because it had failed to conduct an environmental impact statement; as a result, in an order issued July 6, 2020, the court directed that the DAPL be shut down and emptied of oil by August 5, 2020.  On August 5, 2020, the U.S. Court of Appeals for the D.C. Circuit granted a stay of the portion of the order directing shut down of the DAPL.  The stay allows the DAPL to continue to operate until a further ruling is made.  We cannot provide any assurance as to the ultimate outcome of the litigation and it is possible the DAPL may be required to be shut down as a result of such litigation.  In August, we expect to transport approximately 30% of our crude oil volumes through the DAPL.  The disruption of transportation as a result of the DAPL being shut down could negatively impact our ability to achieve the most favorable prices for our crude oil production, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

If we are out of compliance with the New York Stock Exchange’s (the “NYSE”) minimum share price requirement, we may be at risk of the NYSE delisting our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock.

On April 14, 2020, we received written notification from the NYSE that we did not satisfy the NYSE’s continued listing compliance standards because the average closing price of our common stock was below $1.00 over a 30 consecutive trading-day period.  On July 1, 2020 we received written notification from the NYSE that we regained compliance with the minimum share price requirement.  Although we are currently in compliance with the minimum share price requirement, there is no assurance we will be in compliance in the future.  If we are not in compliance with such requirement in the future, the NYSE might delist our common stock.  Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might become more volatile.  Delisting could also reduce the number of investors willing to hold or acquire our common stock and negatively impact our ability to access equity markets and obtain financing.

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

(4.1)	Tripartite Agreement, dated June 25, 2020, by and among Whiting Petroleum Corporation, Delaware Trust Company and The Bank of New York Mellon Trust Company, N.A.

(10.1)

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

(101)

The following materials from Whiting Petroleum Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Equity (Deficit) for the Six Months Ended June 30, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements.  The instance document does not appear in the interactive data file because its XBRL tags are embedded within the iXBRL document.

(104)

Cover Page Interactive Data File (formatted as Inline XBRL) – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the iXBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of August, 2020.

WHITING PETROLEUM CORPORATION

By	/s/ Bradley J. Holly
Bradley J. Holly
Chairman, President and Chief Executive Officer

By	/s/ Correne S. Loeffler
Correne S. Loeffler
Chief Financial Officer

By	/s/ Sirikka R. Lohoefener
Sirikka R. Lohoefener
Vice President and Controller