Form 10-Q
period 2020-09-30
WHITING PETROLEUM CORP
filed 2020-11-06
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☒    No  ☐

Number of shares of the registrant’s common stock outstanding at October 30, 2020: 38,051,210 shares.

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

PART I – FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	Successor	Predecessor
	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$13,702	$8,652
Restricted cash	13,233	-
Accounts receivable trade, net	128,577	308,249
Prepaid expenses and other	22,056	14,082
Total current assets	177,568	330,983
Property and equipment:
Oil and gas properties, successful efforts method	1,829,472	12,812,007
Other property and equipment	72,856	178,689
Total property and equipment	1,902,328	12,990,696
Less accumulated depreciation, depletion and amortization	(19,447)	(5,735,239)
Total property and equipment, net	1,882,881	7,255,457
Other long-term assets	38,007	50,281
TOTAL ASSETS	$2,098,456	$7,636,721
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable trade	$44,171	$80,100
Revenues and royalties payable	146,767	202,010
Accrued capital expenditures	14,809	64,263
Accrued liabilities and other	63,987	85,007
Accrued lease operating expenses	23,757	38,262
Accrued interest	1,432	53,928
Taxes payable	16,985	26,844
Total current liabilities	311,908	550,414
Long-term debt	400,328	2,799,885
Asset retirement obligations	119,262	131,208
Operating lease obligations	17,749	31,722
Deferred income taxes	-	73,593
Other long-term liabilities	19,723	24,928
Total liabilities	868,970	3,611,750
Commitments and contingencies
Equity:
Predecessor common stock, $0.001 par value, 225,000,000 shares authorized; 91,743,571 issued and 91,326,469 outstanding as of December 31, 2019	-	92
Successor common stock, $0.001 par value, 500,000,000 shares authorized; 38,051,210 issued and outstanding as of September 30, 2020	38	-
Additional paid-in capital	1,189,178	6,409,991
Accumulated earnings (deficit)	40,270	(2,385,112)
Total equity	1,229,486	4,024,971
TOTAL LIABILITIES AND EQUITY	$2,098,456	$7,636,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Successor	Predecessor
	One Month Ended September 30, 2020	Two Months Ended August 31, 2020	Three Months Ended September 30, 2019
OPERATING REVENUES
Oil, NGL and natural gas sales	$61,084	$122,558	$375,891
OPERATING EXPENSES
Lease operating expenses	18,526	32,646	85,320
Transportation, gathering, compression and other	1,980	4,259	11,176
Production and ad valorem taxes	5,908	10,362	35,220
Depreciation, depletion and amortization	20,110	71,240	211,025
Exploration and impairment	4,207	10,217	10,890
General and administrative	10,345	16,513	29,890
Derivative (gain) loss, net	(30,594)	43,125	(30,597)
Loss on sale of properties	395	1,280	595
Amortization of deferred gain on sale	-	(1,171)	(2,266)
Total operating expenses	30,877	188,471	351,253
INCOME (LOSS) FROM OPERATIONS	30,207	(65,913)	24,638
OTHER INCOME (EXPENSE)
Interest expense	(2,128)	(11,379)	(48,447)
Gain on extinguishment of debt	-	-	4,598
Interest income and other	6	139	144
Reorganization items, net	-	259,232	-
Total other income (expense)	(2,122)	247,992	(43,705)
INCOME (LOSS) BEFORE INCOME TAXES	28,085	182,079	(19,067)
INCOME TAX EXPENSE (BENEFIT)
Current	2,316	-	-
Deferred	(14,501)	(55,346)	-
Total income tax benefit	(12,185)	(55,346)	-
NET INCOME (LOSS)	$40,270	$237,425	$(19,067)
INCOME (LOSS) PER COMMON SHARE
Basic	$1.06	$2.60	$(0.21)
Diluted	$1.06	$2.60	$(0.21)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	38,051	91,464	91,299
Diluted	38,051	91,464	91,299

(Continued)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Successor	Predecessor
	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020	Nine Months Ended September 30, 2019
OPERATING REVENUES
Oil, NGL and natural gas sales	$61,084	$459,004	$1,191,644
OPERATING EXPENSES
Lease operating expenses	18,526	158,228	256,384
Transportation, gathering, compression and other	1,980	22,266	32,145
Production and ad valorem taxes	5,908	41,204	102,796
Depreciation, depletion and amortization	20,110	338,757	612,166
Exploration and impairment	4,207	4,184,830	44,045
General and administrative	10,345	91,816	97,437
Derivative (gain) loss, net	(30,594)	(181,614)	7,431
Loss on sale of properties	395	927	1,681
Amortization of deferred gain on sale	-	(5,116)	(6,963)
Total operating expenses	30,877	4,651,298	1,147,122
INCOME (LOSS) FROM OPERATIONS	30,207	(4,192,294)	44,522
OTHER INCOME (EXPENSE)
Interest expense	(2,128)	(73,054)	(145,274)
Gain on extinguishment of debt	-	25,883	4,598
Interest income and other	6	211	1,102
Reorganization items, net	-	217,419	-
Total other income (expense)	(2,122)	170,459	(139,574)
INCOME (LOSS) BEFORE INCOME TAXES	28,085	(4,021,835)	(95,052)
INCOME TAX EXPENSE (BENEFIT)
Current	2,316	2,718	-
Deferred	(14,501)	(59,092)	(1,373)
Total income tax benefit	(12,185)	(56,374)	(1,373)
NET INCOME (LOSS)	$40,270	$(3,965,461)	$(93,679)
INCOME (LOSS) PER COMMON SHARE
Basic	$1.06	$(43.37)	$(1.03)
Diluted	$1.06	$(43.37)	$(1.03)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	38,051	91,423	91,274
Diluted	38,051	91,423	91,274

(Concluded)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Successor	Predecessor
	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020	Nine Months Ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$40,270	$(3,965,461)	$(93,679)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	20,110	338,757	612,166
Deferred income tax benefit	(14,501)	(59,092)	(1,373)
Amortization of debt issuance costs, debt discount and debt premium	371	13,535	23,707
Stock-based compensation	-	4,188	5,086
Amortization of deferred gain on sale	-	(5,116)	(6,963)
Loss on sale of properties	395	927	1,681
Oil and gas property impairments	-	4,161,885	15,729
Gain on extinguishment of debt	-	(25,883)	(4,598)
Non-cash derivative (gain) loss	(29,563)	(136,131)	22,228
Non-cash reorganization items, net	-	(274,588)	-
Other, net	(438)	(223)	1,141
Changes in current assets and liabilities:
Accounts receivable trade, net	7,752	181,416	(4,076)
Prepaid expenses and other	1,133	(5,491)	4,998
Accounts payable trade and accrued liabilities	(18,163)	(46,734)	(18,397)
Revenues and royalties payable	1,261	(56,504)	(28,110)
Taxes payable	3,013	(12,872)	(8,615)
Net cash provided by operating activities	11,640	112,613	520,925
CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and development capital expenditures	(9,040)	(238,456)	(624,707)
Acquisition of oil and gas properties	(162)	(493)	(5,955)
Other property and equipment	56	(1,072)	(7,525)
Proceeds from sale of properties	532	29,273	66,738
Net cash used in investing activities	(8,614)	(210,748)	(571,449)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under Predecessor Credit Agreement	-	1,185,000	1,980,000
Repayments of borrowings under Predecessor Credit Agreement	-	(1,402,259)	(1,615,000)
Borrowings under Exit Credit Agreement	75,000	425,328	-
Repayments of borrowings under Exit Credit Agreement	(100,000)	-	-
Repurchase of 1.25% Convertible Senior Notes due 2020	-	(52,890)	(297,000)
Repurchase of 5.75% Senior Notes due 2021	-	-	(23,461)
Debt issuance and extinguishment costs	-	(12,784)	(36)
Restricted stock used for tax withholdings	-	(307)	(3,696)
Principal payments on finance lease obligations	(498)	(3,198)	(3,890)
Net cash provided by (used in) financing activities	$(25,498)	$138,890	$36,917

			(Continued)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Successor	Predecessor
	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020	Nine Months Ended September 30, 2019
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(22,472)	$40,755	$(13,607)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	49,407	8,652	13,607
End of period	$26,935	$49,407	$-
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of amounts capitalized	$301	$80,220	$156,664
Cash paid for reorganization items	$14,353	$33,238	$-
NONCASH INVESTING ACTIVITIES
Accrued capital expenditures and accounts payable related to property additions	$23,245	$26,796	$147,295
NONCASH FINANCING ACTIVITIES
Derivative termination settlement payments used to repay borrowings under Predecessor Credit Agreement	$-	$157,741	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.			(Concluded)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (unaudited)

(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Earnings (Deficit)	Equity (Deficit)
BALANCES - January 1, 2019 (Predecessor)	92,067	$92	$6,414,170	$(2,143,946)	$4,270,316
Net loss	-	-	-	(68,925)	(68,925)
Restricted stock forfeited	(106)	-	-	-	-
Restricted stock used for tax withholdings	(130)	-	(3,693)	-	(3,693)
Stock-based compensation	-	-	4,651	-	4,651
BALANCES - March 31, 2019 (Predecessor)	91,831	92	6,415,128	(2,212,871)	4,202,349
Net loss	-	-	-	(5,687)	(5,687)
Restricted stock issued	63	-	-	-	-
Restricted stock forfeited	(3)	-	-	-	-
Stock-based compensation	-	-	3,965	-	3,965
BALANCES - June 30, 2019 (Predecessor)	91,891	92	6,419,093	(2,218,558)	4,200,627
Net loss	-	-	-	(19,067)	(19,067)
Adjustment to equity component of Convertible Senior Notes upon extinguishment	-	-	(8,070)	-	(8,070)
Restricted stock issued	45	-	-	-	-
Restricted stock forfeited	(175)	-	-	-	-
Restricted stock used for tax withholdings	-	-	(3)	-	(3)
Stock-based compensation	-	-	(3,530)	-	(3,530)
BALANCES - September 30, 2019 (Predecessor)	91,761	$92	$6,407,490	$(2,237,625)	$4,169,957

BALANCES - January 1, 2020 (Predecessor)	91,744	$92	$6,409,991	$(2,385,112)	$4,024,971
Net loss	-	-	-	(3,628,571)	(3,628,571)
Adjustment to equity component of Convertible Senior Notes upon extinguishment	-	-	(3,461)	-	(3,461)
Restricted stock issued	185	-	-	-	-
Restricted stock forfeited	(238)	-	-	-	-
Restricted stock used for tax withholdings	(54)	-	(304)	-	(304)
Stock-based compensation	-	-	2,068	-	2,068
BALANCES - March 31, 2020 (Predecessor)	91,637	92	6,408,294	(6,013,683)	394,703
Net loss	-	-	-	(574,315)	(574,315)
Stock-based compensation	-	-	1,333	-	1,333
BALANCES - June 30, 2020 (Predecessor)	91,637	92	6,409,627	(6,587,998)	(178,279)
Net income	-	-	-	237,425	237,425
Restricted stock issued	9	-	-	-	-
Restricted stock used for tax withholdings	(4)	-	(4)	-	(4)
Stock-based compensation	-	-	787	-	787
Cancellation of Predecessor equity	(91,642)	(92)	(6,410,410)	6,350,573	(59,929)
BALANCES - August 31, 2020 (Predecessor)	-	$-	$-	$-	$-

Issuance of Successor equity	38,051	$38	$1,159,818	$-	$1,159,856
Issuance of Successor warrants	-	-	29,360	-	29,360
BALANCES - September 1, 2020 (Successor)	38,051	$38	$1,189,178	$-	$1,189,216
Net income	-	-	-	40,270	40,270
BALANCES - September 30, 2020 (Successor)	38,051	$38	$1,189,178	$40,270	$1,229,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.          BASIS OF PRESENTATION

Description of Operations—Whiting Petroleum Corporation, a Delaware corporation, is an independent oil and gas company engaged in the development, production and acquisition of crude oil, NGLs and natural gas primarily in the Rocky Mountains region of the United States.  Unless otherwise specified or the context otherwise requires, all references in these notes to “Whiting” or the “Company” are to Whiting Petroleum Corporation and its consolidated subsidiaries, Whiting Oil and Gas Corporation (“Whiting Oil and Gas” or “WOG”), Whiting US Holding Company, Whiting Canadian Holding Company ULC, Whiting Resources LLC and Whiting Programs, Inc.  In September 2020, Whiting US Holding Company merged with and into WOG with WOG surviving.

Voluntary Reorganization under Chapter 11 of the Bankruptcy Code—On April 1, 2020 (the “Petition Date”), Whiting Petroleum Corporation, Whiting Oil and Gas, Whiting US Holding Company, Whiting Canadian Holding Company ULC and Whiting Resources Corporation (collectively, the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of the Bankruptcy Code.  On June 30, 2020, the Debtors filed the Joint Chapter 11 Plan of Reorganization of Whiting Petroleum Corporation and its Debtor affiliates (as amended, modified and supplemented, the “Plan”).  On August 14, 2020, the Bankruptcy Court confirmed the Plan and on September 1, 2020 (the “Emergence Date”), the Debtors satisfied all conditions required for Plan effectiveness and emerged from the Chapter 11 Cases.

Upon emergence, the Company adopted fresh start accounting in accordance with FASB ASC Topic 852 – Reorganizations (“ASC 852”), which specifies the accounting and financial reporting requirements for entities reorganizing through chapter 11 bankruptcy proceedings.  The application of fresh start accounting resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes.  As a result of the implementation of the Plan and the application of fresh start accounting, the consolidated financial statements after the Emergence Date are not comparable to the consolidated financial statements before that date and the historical financial statements on or before the Emergence Date are not a reliable indicator of its financial condition and results of operations for any period after the Company’s adoption of fresh start accounting.  Refer to the “Fresh Start Accounting” footnote for more information.  References to “Successor” refer to the Company and its financial position and results of operations after the Emergence Date.  References to “Predecessor” refer to the Company and its financial position and results of operations on or before the Emergence Date.  References to “Successor Period” relate to the period of September 1, 2020 through September 30, 2020.  References to “Current Predecessor Quarter” and “Current Predecessor YTD Period” relate to the periods of July 1, 2020 through August 31, 2020 and January 1, 2020 through August 31, 2020, respectively.  References to “Prior Predecessor Quarter” and “Prior Predecessor YTD Period” relate to the three and nine months ended September 30, 2019, respectively.  The Company evaluated the events between August 31, 2020 and September 1, 2020 and concluded that the use of an accounting convenience date of August 31, 2020 did not have a material impact on the Company’s financial position or results of operations.

During the Current Predecessor YTD Period, the Company applied ASC 852 in preparing the condensed consolidated financial statements, which requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business.  Accordingly, pre-petition liabilities that could have been impacted by the chapter 11 proceedings were classified as liabilities subject to compromise.  Additionally, certain expenses, realized gains and losses and provisions for losses that were realized or incurred during the Chapter 11 Cases, including adjustments to the carrying value of certain indebtedness were recorded as reorganization items, net in the condensed consolidated statements of operations for the relevant Predecessor periods.  Refer to the “Chapter 11 Emergence” footnote for more information on the events of the bankruptcy proceedings as well as the accounting and reporting impacts of the reorganization during the Current Predecessor YTD Period.

Ability to Continue as a Going Concern—The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  During the Chapter 11 Cases, the Company’s ability to continue as a going concern was subject to a high degree of risk and uncertainty until the Plan was confirmed and the Company emerged from the Chapter 11 Cases.  As a result of implementing the Plan, there is no longer substantial doubt about the Company’s ability to continue as a going concern.

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

Cash, Cash Equivalents and Restricted Cash—Cash equivalents consist of demand deposits and highly liquid investments which have an original maturity of three months or less.  Cash and cash equivalents potentially subject the Company to a concentration of credit risk as substantially all of its deposits held in financial institutions were in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits as of September 30, 2020 (Successor) and December 31, 2019 (Predecessor).  The Company maintains its cash and cash equivalents in the form of money market and checking accounts with financial institutions that are also lenders under the Successor’s credit agreement.  The Company has not experienced any losses on its deposits of cash and cash equivalents.

Restricted cash as of September 30, 2020 (Successor) includes $13 million of funds remaining in a professional fee escrow account that were reserved to pay certain professional fees upon emergence from the Chapter 11 Cases (the “Professional Fee Escrow Account”).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets and statements of cash flows (in thousands):

	Successor	Predecessor
	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$13,702	$8,652
Restricted cash	13,233	-
Total cash, cash equivalents and restricted cash	$26,935	$8,652

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

The Company routinely evaluates expected credit losses for all material trade and other receivables to determine if an allowance for credit losses is warranted.  Expected credit losses are estimated based on (i) historic loss experience for pools of receivable balances with similar characteristics, (ii) the length of time balances have been outstanding and (iii) the economic status of each counterparty.  These loss estimates are then adjusted for current and expected future economic conditions, which may include an assessment of the probability of non-payment, financial distress or expected future commodity prices and the impact that any current or future conditions could have on a counterparty’s credit quality and liquidity.  As of December 31, 2019 (Predecessor), the Company had an allowance for credit losses of $9 million.

2.          CHAPTER 11 EMERGENCE

Plan of Reorganization under Chapter 11 of the Bankruptcy Code—On April 1, 2020, the Debtors commenced the Chapter 11 Cases as described in the “Basis of Presentation” footnote above.  On April 23, 2020, the Debtors entered into the RSA with certain holders of the Company’s senior notes to support a restructuring in accordance with the terms set forth in the Plan.  On August 14, 2020, the Bankruptcy Court confirmed the Plan.  On September 1, 2020 the Debtors satisfied all conditions required for Plan effectiveness and emerged from the Chapter 11 Cases.

On the Emergence Date and pursuant to the Plan:

(1)	The Company amended and restated its certificate of incorporation and bylaws.
(2)	The Company constituted a new Successor board of directors.
(3)	The Company appointed a new Chief Executive Officer and a new Chief Financial Officer.
(4)	The Company issued:
●	36,817,630 shares of the Successor’s common stock pro rata to holders of the Predecessor’s senior notes,
●	1,233,580 shares of the Successor’s common stock pro rata to holders of the Predecessor’s common stock,
●	4,837,387 Series A Warrants to purchase the same number of shares of the Successor’s common stock pro rata to holders of the Predecessor’s common stock and
●	2,418,840 Series B Warrants to purchase the same number of shares of the Successor’s common stock pro rata to holders of the Predecessor’s common stock.

The Company also reserved 3,070,201 shares of the Successor’s common stock for potential future distribution to certain general unsecured claimants whose claim values are currently pending resolution in the Bankruptcy Court.  Any remaining reserved shares that are not distributed to resolve these claims will be cancelled.  In addition, 4,035,885 shares have been reserved for distribution under the Company’s 2020 equity incentive plan, as further detailed in the “Stock-Based Compensation” footnote below.

(5)	Whiting Petroleum Corporation, as parent guarantor, and Whiting Oil and Gas, as borrower, entered into a reserves-based credit agreement with a syndicate of banks (the “Exit Credit Agreement”) with initial aggregate commitments in the amount of $750 million, with the ability to increase the aggregate commitments by up to an additional $750 million, subject to certain conditions. Refer to the “Long-Term Debt” footnote for more information on the Exit Credit Agreement. The Company utilized borrowings from the Exit Credit Agreement and cash on hand to repay all borrowings and accrued interest outstanding on its pre-emergence credit facility (the “Predecessor Credit Agreement”) as of the Emergence Date, which terminated on that date.
(6)	The holders of trade claims, administrative expense claims, other secured claims and other priority claims received payment in full in cash upon emergence or through the ordinary course of business after the Emergence Date.

Executory Contracts—Subject to certain exceptions, under the Bankruptcy Code the Debtors were entitled to assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and fulfillment of certain other conditions.  Generally, the rejection of an executory contract or unexpired lease was treated as a pre-petition breach of such contract and, subject to certain exceptions, relieved the Debtors from performing future obligations under such contract but entitled the counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach.  Alternatively, the assumption of an executory contract or unexpired lease required the Debtors to cure existing monetary defaults under such executory contract or unexpired lease, if any, and provide adequate assurance of future performance.  Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including where applicable quantification of the Company’s obligations under such executory or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.  Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights thereto.  Refer to the “Commitments and Contingencies” footnote for more information on potential future rejection damages related to general unsecured claims.

Interest Expense—The Company discontinued recording interest on its senior notes as of the Petition Date.  The contractual interest expense not accrued in the condensed consolidated statements of operations was approximately $57 million for the period from the Petition Date through the Emergence Date.

3.         FRESH START ACCOUNTING

Fresh Start—In connection with the Company’s emergence from bankruptcy and in accordance with ASC 852, the Company qualified for and adopted fresh start accounting on the Emergence Date.  The Company was required to adopt fresh start accounting because (i) the holders of existing voting shares of the Predecessor received less than 50% of the voting shares of the Successor and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the total of post-petition liabilities and allowed claims.

In accordance with ASC 852, with the application of fresh start accounting, the Company allocated its reorganization value to its individual assets based on their estimated fair values in conformity with FASB ASC Topic 820 – Fair Value Measurement (“ASC 820”) and FASB ASC Topic 805 – Business Combinations (“ASC 805”).  The reorganization value represents the fair value of the Successor’s assets before considering certain liabilities and is intended to represent the approximate amount a willing buyer would pay for the Company’s assets immediately after reorganization.

Reorganization Value—As set forth in the Plan and related disclosure statement, the enterprise value of the Successor was estimated to be between $1.35 billion and $1.75 billion.  At the Emergence Date, the Successor’s estimated enterprise value was $1.59 billion before the consideration of cash and cash equivalents on hand, which falls slightly above the midpoint of this range.  The enterprise value was derived primarily from an independent valuation using an income approach to derive the fair value of our assets as of the fresh start reporting date of September 1, 2020.

The Company’s principal assets are its oil and natural gas properties.  The fair value of proved reserves was estimated using an income approach, which was based on the anticipated future cash flows associated with those proved reserves, risked by reserve category and discounted using a weighted average cost of capital rate of 14%.  The proved reserve locations included in this analysis were limited to wells included in the Company's five-year development plan.  Future prices for the income approach were based on forward strip price curves (adjusted for basis differentials).  The fair value of the Company’s unproved reserves was estimated using a combination of income and market approaches.  See further discussion below in “Fresh Start Accounting Adjustments.”

The following table reconciles the Company’s enterprise value to the implied value of the Successor’s common stock as of September 1, 2020 (in thousands, except per share data):

Enterprise value	$1,591,887
Plus: Cash and cash equivalents	22,657
Less: Fair value of debt	(425,328)
Implied value of Successor common stock	$1,189,216

The following table reconciles the Company’s enterprise value to its reorganization value as of September 1, 2020 (in thousands):

Enterprise value	$1,591,887
Plus:
Cash and cash equivalents	22,657
Accounts payable trade	56,432
Revenues and royalties payable	145,506
Other current liabilities	143,790
Asset retirement obligations	121,343
Operating lease obligations	17,839
Deferred income taxes	14,501
Other long-term liabilities	28,773
Reorganization value	$2,142,728

Although the Company believes the assumptions and estimates used to develop enterprise value and reorganization value are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. The assumptions used in estimating these values are inherently uncertain and require judgment.  See below under the caption “Fresh Start Adjustments” for additional information regarding assumptions used in the valuation of the Company’s significant assets and liabilities.

Condensed Consolidated Balance Sheet at Emergence (in thousands)—The adjustments set forth in the following condensed consolidated balance sheet as of September 1, 2020 reflect the consummation of transactions contemplated by the Plan (the “Reorganization Adjustments”) and the fair value adjustments as a result of applying fresh start accounting (the “Fresh Start Adjustments”).  The explanatory notes highlight methods used to determine fair values or other amounts of the corresponding assets or liabilities, as well as significant assumptions.

	As of September 1, 2020
		Reorganization		Fresh Start
	Predecessor	Adjustments		Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$547,354	$(524,697)	(a)	$-		$22,657
Restricted cash	28,955	(2,205)	(b)	-		26,750
Accounts receivable trade, net	136,881	-		81	(o)	136,962
Prepaid expenses and other	18,722	231	(c)	2,260	(p)	21,213
Total current assets	731,912	(526,671)		2,341		207,582
Property and equipment:
Oil and gas properties, successful efforts method	4,885,013	-		(3,058,899)	(q)	1,826,114
Other property and equipment	159,866	(909)	(d)	(87,642)	(o)(r)	71,315
Total property and equipment	5,044,879	(909)		(3,146,541)		1,897,429
Less accumulated depreciation, depletion and amortization	(2,085,266)	-		2,085,266	(o)(q)(r)	-
Total property and equipment, net	2,959,613	(909)		(1,061,275)		1,897,429
Debt issuance costs	1,834	10,950	(e)	-		12,784
Other long-term assets	37,010	(8,760)	(d)	(3,317)	(o)(s)	24,933
TOTAL ASSETS	$3,730,369	$(525,390)		$(1,062,251)		$2,142,728
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$912,259	$(912,259)	(f)	$-		$-
Accounts payable trade	47,168	9,264	(g)(h)	-		56,432
Revenues and royalties payable	145,506	-		-		145,506
Accrued capital expenditures	14,037	1,305	(g)	-		15,342
Accrued liabilities and other	46,327	21,942	(g)(i)	(6,529)	(o)(t)	61,740
Accrued lease operating expenses	25,344	1,394	(g)	-		26,738
Accrued interest	3,459	(3,332)	(g)(j)	(127)	(o)	-
Taxes payable	13,972	-		-		13,972
Derivative liabilities	25,998	-		-		25,998
Total current liabilities	1,234,070	(881,686)		(6,656)		345,728
Long-term debt	-	425,328	(k)	-		425,328
Asset retirement obligations	150,925	-		(29,582)	(u)	121,343
Operating lease obligations	-	17,652	(d)(g)	187	(o)	17,839
Deferred income taxes	69,847	-		(55,346)	(v)	14,501
Other long-term liabilities	18,160	11,071	(g)	(458)	(o)(t)	28,773
Total liabilities not subject to compromise	1,473,002	(427,635)		(91,855)		953,512
Liabilities subject to compromise	2,526,925	(2,526,925)	(g)	-		-
Total liabilities	3,999,927	(2,954,560)		(91,855)		953,512
Commitments and contingencies
Equity (deficit):
Predecessor common stock	92	(92)	(l)	-		-
Successor common stock	-	38	(m)	-		38
Predecessor additional paid-in capital	6,410,410	(6,410,410)	(l)	-		-
Successor additional paid-in capital	-	1,189,178	(m)	-		1,189,178
Accumulated earnings (deficit)	(6,680,060)	7,650,456	(n)	(970,396)	(w)	-
Total equity (deficit)	(269,558)	2,429,170		(970,396)		1,189,216
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,730,369	$(525,390)		$(1,062,251)		$2,142,728

Reorganization Adjustments

(a)	The table below reflects the sources and uses of cash on the Emergence Date pursuant to the terms of the Plan (in thousands):

Sources:
Release of restricted cash upon bankruptcy emergence	$28,205
Borrowings under the Exit Credit Agreement	425,328
Total sources of cash	453,533
Uses:
Payment of outstanding borrowings under the Predecessor Credit Agreement	(912,259)
Payment of accrued interest on the Predecessor Credit Agreement	(3,437)
Payment of debt issuance costs related to Exit Credit Agreement	(10,950)
Funding of the Professional Fee Escrow Account	(26,000)
Payment of professional fees upon emergence	(14,470)
Payment of contract cure amounts	(11,114)
Total uses of cash	(978,230)

Net uses of cash	$(524,697)

(b)	The table below reflects the net reclassification of cash balances to and from restricted cash on the Emergence Date pursuant to terms of the Plan (in thousands):

Funding of the Professional Fee Escrow Account	$26,000
Release of restricted cash upon bankruptcy emergence (1)	(28,205)
Net reclassifications from restricted cash	$(2,205)
(1)	Includes $23 million of funds related to derivative termination settlements that were directed by the counterparty to be held in a segregated account until the Company emerged from bankruptcy, as well as $5 million of amounts set aside as adequate assurance for utility providers that were restricted until emergence.
(c)	Reflects the payment of professional fee retainers upon emergence.
(d)	The Company amended a corporate office lease agreement and terminated the lease of certain floors within that agreement, which amendment was effective upon emergence from the Chapter 11 Cases. As a result of the lease modification and terminations, the Company reduced the associated right-of-use assets and operating lease obligations by $10 million and $15 million, respectively, resulting in a $5 million gain on settlement of liabilities subject to compromise, which was recorded to reorganization items, net in the condensed consolidated statements of operations. The corporate office lease was classified as an operating lease and the modification did not result in a change to the lease’s classification. Additionally, $18 million of long-term operating lease obligations in liabilities subject to compromise were reinstated to be satisfied in the ordinary course of business.
(e)	Represents $11 million of financing costs related to the Exit Credit Agreement which were capitalized as debt issuance costs and will be amortized to interest expense through the maturity date of April 1, 2024.
(f)	Reflects the payment in full of the borrowings outstanding under the Predecessor Credit Agreement on the Emergence Date.

(g)	As part of the Plan, the Bankruptcy Court approved the settlement of certain claims reported within liabilities subject to compromise in the Company's condensed consolidated balance sheet at their respective allowed claim amounts. The table below indicates the reinstatement or disposition of liabilities subject to compromise (in thousands):

Liabilities subject to compromise pre-emergence	$2,526,925
Amounts reinstated on the Emergence Date:
Accounts payable trade	(10,866)
Accrued capital expenditures	(1,305)
Accrued lease operating expenses	(1,394)
Accrued liabilities and other	(13,961)
Accrued interest	(105)
Operating lease obligations	(17,652)
Other long-term liabilities	(11,071)
Total liabilities reinstated	(56,354)
Less: Amounts settled per the Plan
Issuance of common stock to general unsecured claim holders	(1,125,062)
Payment of contract cure amounts	(10,836)
Operating lease modification and terminations	(9,669)
Issuance of Successor common stock to holders of unvested cash-settled equity awards (1)	(64)
Total amounts settled	(1,145,631)
Gain on settlement of liabilities subject to compromise	$1,324,940
(1)	Holders of unvested cash-settled restricted stock awards were included as existing equity interests in the Plan and thus received Successor common stock on a pro rata basis based on the amount of unvested awards held. This amount represents the gain on the liability related to those awards, which was included in liabilities subject to compromise prior to emergence.
(h)	Reflects the reinstatement of $11 million of accounts payable included in liabilities subject to compromise to be satisfied in the ordinary course of business, partially offset by $2 million of professional fees paid on the Emergence Date.
(i)	Represents the accrual of success fees payable upon emergence as well as certain other expenses, the payment of certain professional fees that were accrued for prior to emergence and the reinstatement of certain accrued liabilities included in liabilities subject to compromise to be satisfied in the ordinary course of business, as detailed in the following table (in thousands):

Reinstatement of accrued expenses from liabilities subject to compromise	$13,961
Recognition of success fee payable upon emergence	11,500
Other expenses accrued at emergence	3,315
Payment of certain professional fees accrued prior to emergence	(6,834)
Net impact to accrued liabilities and other	$21,942

(j)	Represents a $3 million payment of accrued interest on the Predecessor Credit Agreement and reinstated accrued interest that was included within liabilities subject to compromise to be satisfied in the ordinary course of business.
(k)	Reflects borrowings drawn under the Exit Credit Agreement upon emergence. Refer to the "Long-Term Debt" footnote for more information on the Exit Credit Agreement.
(l)	Pursuant to the terms of the Plan, on the Emergence Date, all Predecessor common stock interests were cancelled. As a result of the cancellation, the Company accelerated the recognition of $4 million in compensation expense related to the unrecognized portion of share-based compensation as of the Emergence Date, which was recorded to reorganization items, net in the condensed consolidated statements of operations.

(m)	Reflects the issuance of Successor equity, including the issuance of 38,051,210 shares of common stock at a par value of $0.001 per share and warrants to purchase 7,256,227 shares of common stock in exchange for claims against or interests in the Debtors pursuant to the Plan. Equity issued to each class of claims is detailed in the table below (in thousands):

Issuance of common stock to general unsecured claim holders	$1,125,062
Issuance of common stock to Predecessor common stockholders and holders of unvested cash-settled equity awards	34,794
Issuance of warrants to Predecessor common stockholders and holders of unvested cash-settled equity awards	29,360
Fair value of Successor equity	$1,189,216

(n)	The table below reflects the cumulative impact of the reorganization adjustments discussed above (in thousands):

Gain on settlement of liabilities subject to compromise	$1,324,940
Cancellation of Predecessor equity (1)	6,414,541
Fair value of equity issued to Predecessor common stockholders and holders of unvested cash-settled equity awards	(34,794)
Fair value of warrants issued to Predecessor common stockholders and holders of unvested cash-settled equity awards	(29,360)
Success fees incurred upon emergence	(17,303)
Acceleration of unvested stock-based compensation awards	(4,161)
Other expenses incurred upon emergence	(3,407)
Net impact on accumulated earnings (deficit)	$7,650,456
(1)	This value is reflective of Predecessor common stock, Predecessor additional paid in capital and the recognition of $4 million in compensation expense related to the unrecognized portion of share-based compensation.

Fresh Start Adjustments

(o)	Reflects the adjustments to fair value made to operating and finance lease assets and liabilities. Upon adoption of fresh start accounting, the Company's remaining lease obligations were recalculated using the incremental borrowing rate applicable to the Company upon emergence and commensurate with the Successor's capital structure. The fair value adjustments related to leases are summarized in the table below (in thousands):

Lease Asset/Liability	Balance Sheet Classification	Fair Value Adjustment
Accounts receivable, net	Accounts receivable, net	$81
Operating lease assets, net	Other long-term assets	(1,480)
Finance lease assets	Other property and equipment	(10,765)
Accumulated depreciation - finance leases	Less accumulated depreciation, depletion and amortization	15,099
Accrued interest - finance leases	Accrued interest	127
Short-term finance lease obligation	Accrued liabilities and other	(576)
Short-term operating lease obligation	Accrued liabilities and other	319
Long-term finance lease obligation	Other long-term liabilities	(1,174)
Long-term operating lease obligation	Operating lease obligations	(187)
		$1,444

(p)	Reflects the adjustment to fair value of the Company's oil in tank inventory based on market prices as of the Emergence Date.
(q)	Reflects the adjustments to fair value of the Company's oil and natural gas properties and undeveloped properties, as well as the elimination of accumulated depletion, depreciation and amortization.

For purposes of estimating the fair value of the Company's proved oil and gas properties, an income approach was used which estimated the fair value based on the anticipated future cash flows associated with the Company's proved reserves, risked by reserve category and discounted using a weighted average cost of capital rate of 14%.  The proved reserve locations included in this analysis were limited to wells included in the Company's five-year development plan.  Future prices for the income approach were based on forward strip price curves (adjusted for basis differentials) as of the Emergence Date.

In estimating the fair value of the Company's unproved properties, a combination of income and market approaches were utilized.  The income approach consistent with that utilized for proved properties was utilized for properties which had positive future cash flows associated with reserve locations that did not qualify as proved reserves.  A market approach was used to value the remainder of the Company’s unproved properties.

(r)	Reflects the fair value adjustment to recognize the Company’s land, buildings and other property, plant and equipment as of the Emergence Date based on the fair values of such land, buildings and other property, plant and equipment as well as the elimination of related historical depletion, depreciation and amortization balances. Land and buildings were valued using a market approach. Other property, plant and equipment were valued using a cost approach based on the current replacement costs of the assets, less depreciation based on the estimated economic useful lives of the assets and the age of the assets. The fair value adjustments consisted of a decrease of $16 million in land and buildings, a decrease of $61 million in other property, plant and equipment and a corresponding write-off of $66 million in accumulated depletion, depreciation and amortization.
(s)	Reflects the adjustment to fair value of the Company's other long-term assets, including line fill and pipeline imbalances, based on the commodity market prices as of the Emergence Date, which resulted in a $2 million decrease to other long-term assets.
(t)	Represents the write-off of a deferred gain balance associated with the Predecessor. The deferred gain does not relate to the Successor and therefore the unamortized balance was written off in full in the Predecessor's condensed consolidated statements of operations. $7 million of the write-off related to the short-term portion of the deferred gain (included in accrued liabilities and other in the condensed consolidated balance sheets at emergence) and the remaining $2 million related to the long-term portion of the deferred gain (included in other long-term liabilities in the condensed consolidated balance sheets at emergence).
(u)	Reflects the adjustment to fair value of the Company's asset retirement obligations including using a credit-adjusted risk-free rate as of the Emergence Date.
(v)	Reflects the adjustment to fair value of the Company's deferred tax liability related to Whiting Canadian Holding Company ULC's outside basis difference in its ownership of a portion of Whiting's U.S. assets obtained through the acquisition of Kodiak Oil and Gas Corporation in 2014.
(w)	Reflects the cumulative impact of the fresh start adjustments discussed above.

Reorganization Items, Net—Any expenses, gains and losses that are realized or incurred between the Petition Date and the Emergence Date and as a direct result of the Chapter 11 Cases are recorded in reorganization items, net in the Company’s condensed consolidated statements of operations.  The following table summarizes the components of reorganization items, net for the periods presented (in thousands):

	Successor	Predecessor
	One Month Ended September 30, 2020	Two Months Ended August 31, 2020	Eight Months Ended August 31, 2020
Legal and professional advisory fees (1)	$-	$30,502	$57,170
Net gain on liabilities subject to compromise	-	(1,324,940)	(1,324,940)
Fresh start adjustments, net	-	1,025,742	1,025,742
Write-off of unamortized debt issuance costs and premium (2)	-	-	15,145
Other items, net	-	9,464	9,464
Total reorganization items, net	$-	$(259,232)	$(217,419)
(1)	As of September 30, 2020, $10 million of these fees are accrued and unpaid and are presented in accounts payable and accrued liabilities and other in the condensed consolidated balance sheets. These amounts will be paid in the ordinary course of business.
(2)	As a result of the Chapter 11 Cases and the adoption of ASC 852, the Company wrote off all unamortized premium and issuance cost balances related to its senior notes on the Petition Date.

4.          OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at September 30, 2020 and December 31, 2019 are as follows (in thousands):

	Successor	Predecessor
	September 30,	December 31,
	2020	2019
Proved oil and gas properties	$1,693,217	$12,549,395
Unproved leasehold costs	124,838	103,278
Wells and facilities in progress	11,417	159,334
Total oil and gas properties, successful efforts method	1,829,472	12,812,007
Accumulated depletion	(18,735)	(5,656,929)
Oil and gas properties, net	$1,810,737	$7,155,078

The following tables present impairment expense for unproved properties for the periods presented, which is reported in exploration and impairment expense in the condensed consolidated statements of operations (in thousands):

	Successor	Predecessor
	One Month Ended September 30, 2020	Two Months Ended August 31, 2020	Three Months Ended September 30, 2019
Impairment expense for unproved properties	$-	$83	$2,233

	Successor	Predecessor
	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020	Nine Months Ended September 30, 2019
Impairment expense for unproved properties	$-	$12,566	$8,063

Refer to the “Fair Value Measurements” footnote for more information on proved property measurements recorded during the periods presented.

5.          ACQUISITIONS AND DIVESTITURES

2020 Acquisitions and Divestitures

On January 9, 2020, the Predecessor completed the divestiture of its interests in 30 non-operated, producing oil and gas wells and related undeveloped acreage located in McKenzie County, North Dakota for aggregate sales proceeds of $25 million (before closing adjustments).

There were no significant acquisitions during the nine months ended September 30, 2020.

2019 Acquisitions and Divestitures

On July 29, 2019, the Predecessor completed the divestiture of its interests in 137 non-operated, producing oil and gas wells located in the McKenzie, Mountrail and Williams counties of North Dakota for aggregate sales proceeds of $27 million (before closing adjustments).

On August 15, 2019, the Predecessor completed the divestiture of its interests in 58 non-operated, producing oil and gas wells located in Richland County, Montana and Mountrail and Williams counties of North Dakota for aggregate sales proceeds of $26 million (before closing adjustments).

There were no significant acquisitions during the nine months ended September 30, 2019.

6.          LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	Successor	Predecessor
	September 30,	December 31,
	2020	2019
Exit Credit Agreement	$400,328	$-
Predecessor Credit Agreement	-	375,000
1.25% Convertible Senior Notes due 2020	-	262,075
5.75% Senior Notes due 2021	-	773,609
6.25% Senior Notes due 2023	-	408,296
6.625% Senior Notes due 2026	-	1,000,000
Total principal	400,328	2,818,980
Unamortized debt discounts and premiums	-	(2,575)
Unamortized debt issuance costs on notes	-	(16,520)
Total long-term debt	$400,328	$2,799,885

Exit Credit Agreement

On the Emergence Date, Whiting Petroleum Corporation, as parent guarantor, and Whiting Oil and Gas, as borrower, entered into the Exit Credit Agreement, a reserves-based credit facility, with a syndicate of banks.  As of September 30, 2020, the Exit Credit Agreement had a borrowing base and aggregate commitments of $750 million.  As of September 30, 2020, the Company had $348 million of available borrowing capacity under the Exit Credit Agreement, which was net of $400 million of borrowings outstanding and $2 million in letters of credit outstanding.

The borrowing base under the Exit Credit Agreement is determined at the discretion of the lenders, based on the collateral value of the Company’s proved reserves that have been mortgaged to such lenders, and is subject to initial redetermination on April 1, 2021, regular redeterminations on April 1 and October 1 of each year thereafter, as well as special redeterminations described in the Exit Credit Agreement, in each case which may increase or decrease the amount of the borrowing base.  Additionally, the Company can increase the aggregate commitments by up to an additional $750 million, subject to certain conditions.

A portion of the revolving credit facility in an aggregate amount not to exceed $50 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.  As of September 30, 2020, $48 million was available for additional letters of credit under the Exit Credit Agreement.

The Exit Credit Agreement provides for interest only payments until maturity on April 1, 2024, when the agreement terminates and all outstanding borrowings are due.  In addition, the Exit Credit Agreement provides for certain mandatory prepayments, including if the Company’s cash balances are in excess of approximately $75 million on any given week, such excess must be utilized to repay borrowings under the Exit Credit Agreement.   Interest under the Exit Credit Agreement accrues at the Company’s option at either (i) a base rate for a base rate loan plus a margin between 1.75% and 2.75% based on the ratio of outstanding borrowings and letters of credit to the lower of the current borrowing base or total commitments, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR rate plus 1.0% per annum, or (ii) an adjusted LIBOR rate for a eurodollar loan plus a margin between 2.75% and 3.75% based on the ratio of outstanding borrowings and letters of credit to the lower of the current borrowing base or total commitments.  Additionally, the Company incurs commitment fees of 0.5% on the unused portion of the aggregate commitments of the lenders under the Exit Credit Agreement, which are included as a component of interest expense.  At September 30, 2020, the weighted average interest rate on the outstanding principal balance under the Exit Credit Agreement was 4.3%.

The Exit Credit Agreement contains restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  Except for limited exceptions, the Exit Credit Agreement also restricts the Company’s ability to make any dividend payments or distributions on its common stock prior to September 1, 2021, and thereafter only to the extent that the Company has distributable free cash flow and (i) at least 20% of available borrowing capacity, (ii) a consolidated net leverage ratio of less than or equal to 2.0 to 1.0, (iii) does not have a borrowing base deficiency and (iv) is not in default under the Exit Credit Agreement. These restrictions apply to all of the Company’s restricted subsidiaries (as defined in the Exit Credit Agreement). The Exit Credit Agreement requires the Company, as of the last day of any quarter to maintain commodity hedges covering a minimum of 65% of its projected production for the succeeding twelve months, and 35% of its projected production for the next succeeding twelve months.  The Exit Credit Agreement requires the Company, as of the last day of any quarter beginning with the quarter ending December 31, 2020, to maintain the following ratios: (i) a consolidated current assets to consolidated current liabilities ratio of not less than 1.0 to 1.0 and (ii) a total debt to last four quarters’ EBITDAX ratio of not greater than 3.5 to 1.0.

The obligations of Whiting Oil and Gas under the Exit Credit Agreement are secured by a first lien on substantially all of the Company’s, Whiting Oil and Gas’ and Whiting Resource Corporation’s properties.  The Company has also guaranteed the obligations of Whiting Oil and Gas under the Exit Credit Agreement and has pledged the stock of its subsidiaries as security for its guarantee.

Predecessor Credit Agreement

Whiting Oil and Gas, the Company’s wholly owned subsidiary, had the Predecessor Credit Agreement that had a borrowing base of $2.05 billion and aggregate commitments of $1.75 billion prior to the Predecessor filing the Chapter 11 Cases.

On the Emergence Date, the Predecessor Credit Agreement was terminated and the outstanding borrowings of $912 million and accrued interest of $3 million were paid in full.  These payments were funded with cash on hand and proceeds from the Exit Credit Agreement.

Predecessor Senior Notes and Convertible Senior Notes

Prior to the Emergence Date, the Company had outstanding notes consisting of $774 million 5.75% Senior Notes due 2021, $408 million 6.25% Senior Notes due 2023 and $1.0 billion 6.625% Senior Notes due 2026 (the “Senior Notes”) and $187 million of 1.25% Convertible Senior Notes due 2020 (the “Convertible Senior Notes”).  These notes were unsecured obligations of Whiting Petroleum Corporation in the Chapter 11 Cases and were therefore included in liabilities subject to compromise on the condensed consolidated balance sheets of the Predecessor as of August 31, 2020.  On the Emergence Date, through implementation of the Plan, all outstanding obligations under the Senior Notes and the Convertible Senior Notes were cancelled and 36,817,630 shares of Successor common stock were issued to the holders of those outstanding notes.  In addition, the remaining unamortized debt issuance costs and debt premium were written off to reorganization items, net in the condensed consolidated statements of operations. Refer to the “Chapter 11 Emergence” and “Fresh Start Accounting” footnotes for more information.

In March 2020, the Company paid $53 million to repurchase $73 million aggregate principal amount of the Convertible Senior Notes, which payment consisted of the average 72.5% purchase price plus all accrued and unpaid interest on the notes, which were allocated to the liability and equity components based on their relative fair values.  The Company financed the repurchases with borrowings under the Predecessor Credit Agreement.  As a result of these repurchases, the Company recognized a $23 million gain on extinguishment of debt during the Current Predecessor YTD Period, which was net of a $0.2 million charge for the non-cash write-off of unamortized debt issuance costs and debt discount.  In addition, the Company recorded a $3 million reduction to the equity component of the Convertible Senior Notes.  There was no deferred tax impact associated with this reduction due to the full valuation allowance in effect as of March 31, 2020.

7.          ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage and land restoration in accordance with applicable local, state and federal laws.  The current portions as of September 30, 2020 (Successor), September 1, 2020 (Successor) and December 31, 2019 (Predecessor) were $8 million, $5 million and $4 million, respectively, and have been included in accrued liabilities and other in the condensed consolidated balance sheets.  The following table provides a reconciliation of the Company’s asset retirement obligations for the periods presented (in thousands):

Asset retirement obligation at January 1, 2020 (Predecessor)	$134,893
Additional liability incurred	76
Revisions to estimated cash flows	56,702
Accretion expense	8,199
Obligations on sold properties	(693)
Liabilities settled (1)	(42,854)
Ending balance as of August 31, 2020 (Predecessor)	156,323

Fresh start adjustment (2)	(29,582)

Asset retirement obligation at September 1, 2020 (Successor)	126,741
Additional liability incurred	20
Accretion expense	929
Asset retirement obligation at September 30, 2020 (Successor)	$127,690
(1)	A portion of the Predecessor’s asset retirement obligations related to a contractual obligation to remove certain offshore facilities in California. The Company included the related contract in its schedule of rejected contracts as part of the Plan, and the related amounts of the obligations were included in liabilities subject to compromise on the condensed consolidated balance sheets of the Predecessor as of August 31, 2020. A final ruling from the Bankruptcy Court on the rejection of this contract has not yet been issued. Refer to the “Fresh Start Accounting” and “Commitments and Contingencies” footnotes for additional information.
(2)	Refer to the “Fresh Start Accounting” footnote for more information on fresh start adjustments.

8.          DERIVATIVE FINANCIAL INSTRUMENTS

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

Crude Oil and Natural Gas Swaps and Collars.  Swaps establish a fixed price for anticipated future oil or gas production, while collars are designed to establish floor and ceiling prices on anticipated future oil or gas production.  While the use of these derivative instruments limits the downside risk of adverse price movements, it may also limit future income from favorable price movements.

The table below details the Company’s swap and collar derivatives entered into to hedge forecasted crude oil and natural gas production revenues as of September 30, 2020 (Successor).

Settlement Period	Index	Derivative Instrument	Total Volumes (1)	Units	Weighted Average Swap Price	Weighted Average Floor	Weighted Average Ceiling
Crude Oil
2020	NYMEX WTI	Fixed Price Swaps	1,058,000	Bbl	$41.01	-	-
2020	NYMEX WTI	Two-way Collars	1,794,000	Bbl	-	$37.63	$45.36
2021	NYMEX WTI	Fixed Price Swaps	2,737,500	Bbl	$40.05	-	-
2021	NYMEX WTI	Two-way Collars	6,043,500	Bbl	-	$38.11	$46.61
2022 (2)	NYMEX WTI	Two-way Collars	3,518,000	Bbl	-	$38.36	$49.16
		Total	15,151,000	Bbl
Natural Gas
2020	NYMEX Henry Hub	Fixed Price Swaps	2,440,000	MMBtu	$2.50	-	-
2020	NYMEX Henry Hub	Two-way Collars	1,830,000	MMBtu	-	$2.17	$2.36
2021	NYMEX Henry Hub	Fixed Price Swaps	11,840,000	MMBtu	$2.66	-	-
2021	NYMEX Henry Hub	Two-way Collars	10,950,000	MMBtu	-	$2.60	$2.79
2022	NYMEX Henry Hub	Fixed Price Swaps	1,365,000	MMBtu	$2.60	-	-
2022	NYMEX Henry Hub	Two-way Collars	8,190,000	MMBtu	-	$2.30	$2.80
		Total	36,615,000	MMBtu
(1)	Subsequent to September 30, 2020, the Company entered into additional swap contracts for 690,000 MMBtu of natural gas volumes for the last three months of 2021 and additional collar contracts for 2,530,000 MMBtu of natural gas volumes for the last three months of 2022.
(2)	The Company’s crude oil contract terms cover only the first nine months of 2022.

Effect of Chapter 11 Cases—The commencement of the Chapter 11 Cases constituted a termination event with respect to the Company’s then outstanding derivative instruments, which permitted the counterparties of such derivative instruments to terminate those hedges.  Such termination events were not stayed under the Bankruptcy Code.  During April 2020, certain of the lenders under the Predecessor Credit Agreement elected to terminate their master ISDA agreements and outstanding hedges with the Company for aggregate settlement proceeds of $145 million.  The proceeds from these terminations along with $13 million of March 2020 hedge settlement proceeds received in April 2020 were applied to the outstanding borrowings under the Predecessor Credit Agreement.  An additional $23 million of settlement proceeds from terminated derivative positions were held in escrow until the completion of the Chapter 11 Cases.  On the Emergence Date, these funds were released from restrictions and the proceeds were used to pay down a portion of the borrowings outstanding on the Predecessor Credit Agreement.

Derivative Instrument Reporting—All derivative instruments are recorded in the condensed consolidated financial statements at fair value, other than derivative instruments that meet the “normal purchase normal sale” exclusion or other derivative scope exceptions.  The following tables summarize the effects of derivative instruments on the condensed consolidated statements of operations for the periods presented (in thousands):

		(Gain) Loss Recognized in Income
		Successor	Predecessor
Not Designated as ASC 815 Hedges	Statements of Operations Classification	One Month Ended September 30, 2020	Two Months Ended August 31, 2020	Three Months Ended September 30, 2019
Commodity contracts	Derivative (gain) loss, net	$(30,594)	$43,125	$(30,597)
Total		$(30,594)	$43,125	$(30,597)

		(Gain) Loss Recognized in Income
		Successor	Predecessor
Not Designated as ASC 815 Hedges	Statements of Operations Classification	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020	Nine Months Ended September 30, 2019
Commodity contracts	Derivative (gain) loss, net	$(30,594)	$(181,614)	$7,431
Total		$(30,594)	$(181,614)	$7,431

Offsetting of Derivative Assets and Liabilities.  The Company nets its financial derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract.  The following tables summarize the location and fair value amounts of all the Company’s derivative instruments in the condensed consolidated balance sheets, as well as the gross recognized derivative assets, liabilities and amounts offset in the condensed consolidated balance sheets (in thousands):

		Successor
		September 30, 2020 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Prepaid expenses and other	$23,607	$(21,631)	$1,976
Commodity contracts - non-current	Other long-term assets	22,817	(22,368)	449
Total derivative assets		$46,424	$(43,999)	$2,425
Derivative liabilities
Commodity contracts - current	Accrued liabilities and other	$29,298	$(21,631)	$7,667
Commodity contracts - non-current	Other long-term liabilities	26,027	(22,368)	3,659
Total derivative liabilities		$55,325	$(43,999)	$11,326

		Predecessor
		December 31, 2019 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Prepaid expenses and other	$75,654	$(74,768)	$886
Commodity contracts - non-current	Other long-term assets	5,648	(5,648)	-
Total derivative assets		$81,302	$(80,416)	$886
Derivative liabilities
Commodity contracts - current	Accrued liabilities and other	$85,053	$(74,768)	$10,285
Commodity contracts - non-current	Other long-term liabilities	6,534	(5,648)	886
Total derivative liabilities		$91,587	$(80,416)	$11,171
(1)	All of the counterparties to the Company’s financial derivative contracts subject to master netting arrangements are lenders under both the Exit Credit Agreement and the Predecessor Credit Agreement, which eliminates the need to post or receive collateral associated with its derivative positions. Therefore, columns for cash collateral pledged or received have not been presented in these tables.

Contingent Features in Financial Derivative Instruments.  None of the Company’s derivative instruments contain credit-risk-related contingent features.  Counterparties to the Company’s financial derivative contracts are high credit-quality financial institutions that are lenders under the Exit Credit Agreement.  The Company uses Exit Credit Agreement participants to hedge with, since these institutions are secured equally with the holders of Whiting’s bank debt, which eliminates the potential need to post collateral when Whiting is in a derivative liability position.  As a result, the Company is not required to post letters of credit or corporate guarantees for its derivative counterparties in order to secure contract performance obligations.

9.          FAIR VALUE MEASUREMENTS

The Company follows ASC 820 which establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement.  The three levels are defined as follows:

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

Cash, cash equivalents, restricted cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.  The Company’s Exit Credit Agreement and Predecessor Credit Agreement have a recorded value that approximates their fair values since their variable interest rates are tied to current market rates and the applicable margins represent market rates.

The Predecessor’s Senior Notes were recorded at cost and the Predecessor’s Convertible Senior Notes were recorded at fair value at the date of issuance.  The following table summarizes the fair values and carrying values of these instruments as of December 31, 2019 (in thousands):

	Predecessor
	December 31, 2019
	Fair	Carrying
	Value (1)	Value (2)
1.25% Convertible Senior Notes due 2020	$260,214	$259,026
5.75% Senior Notes due 2021	732,995	772,080
6.25% Senior Notes due 2023	343,989	405,392
6.625% Senior Notes due 2026	681,250	988,387
Total	$2,018,448	$2,424,885
(1)	Fair values are based on quoted market prices for these debt securities, and such fair values are therefore designated as Level 1 within the valuation hierarchy.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt discounts or premiums.

The Company’s derivative financial instruments are recorded at fair value and include a measure of the Company’s own nonperformance risk or that of its counterparty, as appropriate.  The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 (Successor) and December 31, 2019 (Predecessor), and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

	Successor
				Total Fair Value
	Level 1	Level 2	Level 3	September 30, 2020
Financial Assets
Commodity derivatives – current	$-	$1,976	$-	$1,976
Commodity derivatives – non-current	-	449	-	449
Total financial assets	$-	$2,425	$-	$2,425
Financial Liabilities
Commodity derivatives – current	$-	$7,667	$-	$7,667
Commodity derivatives – non-current	-	3,659	-	3,659
Total financial liabilities	$-	$11,326	$-	$11,326

	Predecessor
				Total Fair Value
	Level 1	Level 2	Level 3	December 31, 2019
Financial Assets
Commodity derivatives – current	$-	$886	$-	$886
Total financial assets	$-	$886	$-	$886
Financial Liabilities
Commodity derivatives – current	$-	$10,285	$-	$10,285
Commodity derivatives – non-current	-	886	-	886
Total financial liabilities	$-	$11,171	$-	$11,171

The following methods and assumptions were used to estimate the fair values of the Company’s financial assets and liabilities that are measured on a recurring basis:

Commodity Derivatives.  Commodity derivative instruments consist mainly of collars and swaps for crude oil and natural gas.  The Company’s collars and swaps are valued based on an income approach.  Both the option and the swap models consider various assumptions, such as quoted forward prices for commodities, time value and volatility factors.  These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy.  The discount rates used in the fair values of these instruments include a measure of either the Company’s or the counterparty’s nonperformance risk, as appropriate.  The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

Non-recurring Fair Value Measurements—The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including proved property.  These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  The Company did not recognize any impairment write-downs with respect to its proved property during the Successor Period or during the Prior Predecessor Quarter or Prior Predecessor YTD Period.  The following tables present information about the Company’s non-financial assets measured at fair value on a non-recurring basis during the Current Predecessor YTD Period, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

Predecessor
Loss (Before
	Net Carrying				Tax) During the
	Value as of				Current
	March 31,	Fair Value Measurements Using			Predecessor YTD
	2020	Level 1	Level 2	Level 3	Period
Proved property (1)	$816,234	$-	$-	$816,234	$3,732,096
(1)	During the first quarter of 2020, certain proved oil and gas properties across the Company’s Williston Basin resource play with a previous carrying amount of $4.5 billion were written down to their fair value as of March 31, 2020 of $816 million, resulting in a non-cash impairment charge of $3.7 billion, which was recorded within exploration and impairment expense. These impaired properties were written down due to a reduction in anticipated future cash flows primarily driven by an expectation of sustained depressed oil prices and a resultant decline in future development plans for the properties.

Predecessor
Loss (Before
	Net Carrying				Tax) During the
	Value as of				Current
	June 30,	Fair Value Measurements Using			Predecessor YTD
	2020	Level 1	Level 2	Level 3	Period
Proved property (2)	$85,418	$-	$-	$85,418	$409,079
(2)	During the second quarter of 2020, other proved oil and gas properties in the Company’s Williston Basin resource play with a previous carrying amount of $494 million were written down to their fair value as of June 30, 2020 of $85 million, resulting in a non-cash impairment charge of $409 million, which was recorded within exploration and impairment expense. These impaired properties were written down due to a reduction in anticipated future cash flows primarily driven by an expectation of sustained depressed oil prices and a resultant decline in future development plans for the properties assessed during the second quarter of 2020.

Predecessor Proved Property Impairments.  The Company tests proved property for impairment whenever events or changes in circumstances indicate that the fair value of these assets may be reduced below their carrying value.  As a result of the significant decrease in the forward price curves for crude oil and natural gas during the first and second quarters of 2020, the associated decline in anticipated future cash flows and the resultant decline in future development plans for the properties, the Company performed proved property impairment tests as of March 31, 2020 and June 30, 2020.  The fair value was ascribed using an income approach based on the net discounted future cash flows from the producing properties and related assets.  The discounted cash flows were based on management’s expectations for the future.  Unobservable inputs included estimates of future oil and gas production from the Company’s reserve reports, commodity prices based on forward strip price curves (adjusted for basis differentials) as of March 31, 2020 and June 30, 2020, operating and development costs, expected future development plans for the properties and a discount rate of 16% and 17% as of March 31, 2020 and June 30, 2020, respectively, based on a weighted-average cost of capital (all of which were designated as

Level 3 inputs within the fair value hierarchy).  The impairment tests indicated that a proved property impairment had occurred, and the Company therefore recorded non-cash impairment charges to reduce the carrying value of the impaired properties to their fair value at March 31, 2020 and June 30, 2020.  Additional impairments may be recorded in future periods if commodity prices deteriorate or further reductions to the development plans of the properties are indicated by market conditions.

Chapter 11 Emergence and Fresh Start Accounting.  On the Emergence Date, the Company emerged from the Chapter 11 Cases and adopted fresh start accounting, which resulted in the Company becoming a new entity for financial reporting purposes.  Upon the adoption of fresh start accounting, the Company’s assets and liabilities were recorded at their fair values as of September 1, 2020. The inputs utilized in the valuation of the Company’s most significant asset, its oil and gas properties and related assets, included mostly unobservable inputs which fall within Level 3 of the fair value hierarchy.  Such inputs included estimates of future oil and gas production from the Company’s reserve reports, commodity prices based on forward strip price curves (adjusted for basis differentials) as of  September 1, 2020, operating and development costs, expected future development plans for the properties and a discount rate of 14% based on a weighted-average cost of capital.  The Company also recorded its asset retirement obligations at fair value as a result of fresh start accounting.  The inputs utilized in valuing the asset retirement obligations were mostly Level 3 unobservable inputs, including estimated economic lives of oil and natural gas wells as of the Emergence Date, anticipated future plugging and abandonment costs and an appropriate credit-adjusted risk free rate to discount such costs.  Refer to the “Fresh Start Accounting” footnote for a detailed discussion of the fair value approaches used by the Company.

10.          REVENUE RECOGNITION

The Company recognizes revenue in accordance with FASB ASC Topic 606 – Revenue from Contracts with Customers (“ASC 606”).  Revenue is recognized at the point in time at which the Company’s performance obligations under its commodity sales contracts are satisfied and control of the commodity is transferred to the customer.  The Company has determined that its contracts for the sale of crude oil, unprocessed natural gas, residue gas and NGLs contain monthly performance obligations to deliver product at locations specified in the contract.  Control is transferred at the delivery location, at which point the performance obligation has been satisfied and revenue is recognized.  Fees included in the contract that are incurred prior to control transfer are classified as transportation, gathering, compression and other, and fees incurred after control transfers are included as a reduction to the transaction price.  The transaction price at which revenue is recognized consists entirely of variable consideration based on quoted market prices less various fees and the quantity of volumes delivered.  The tables below present the disaggregation of revenue by product type for the periods presented (in thousands):

	Successor	Predecessor
OPERATING REVENUES	One Month Ended September 30, 2020	Two Months Ended August 31, 2020	Three Months Ended September 30, 2019
Oil sales	$60,392	$116,971	$369,940
NGL and natural gas sales	692	5,587	5,951
Oil, NGL and natural gas sales	$61,084	$122,558	$375,891

	Successor	Predecessor
OPERATING REVENUES	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020	Nine Months Ended September 30, 2019
Oil sales	$60,392	$440,820	$1,133,264
NGL and natural gas sales	692	18,184	58,380
Oil, NGL and natural gas sales	$61,084	$459,004	$1,191,644

Whiting receives payment for product sales from one to three months after delivery.  At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable trade, net in the condensed consolidated balance sheets.  As of September 30, 2020 (Successor) and December 31, 2019

(Predecessor), such receivable balances were $70 million and $161 million, respectively.  Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, however, differences have been and are insignificant.  Accordingly, the variable consideration is not constrained.

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

11.        SHAREHOLDERS’ EQUITY

Common Stock—On the Emergence Date, the Successor filed an amended and restated certificate of incorporation with the Delaware Secretary of State to provide for, among other things, the authority to issue a total of 550,000,000 shares of all classes of capital stock, of which 500,000,000 shares are common stock, par value $0.001 per share (the “New Common Stock”) and 50,000,000 shares are preferred stock, par value $0.001 per share.

On the Emergence Date, upon emergence from the Chapter 11 Cases, all existing shares of the Predecessor’s common stock were cancelled and the Successor issued 38,051,210 shares of New Common Stock.  Refer to the “Chapter 11 Emergence” and “Fresh Start Accounting” footnotes for more information.

Warrants—On the Emergence Date and pursuant to the Plan, the Successor entered into warrant agreements with Computershare Inc. and Computershare Trust Company, N.A., as warrant agent, which provide for (i) the Successor’s issuance of up to an aggregate of 4,837,821 Series A warrants to purchase the New Common Stock (the “Series A Warrants”) to certain former holders of the Predecessor’s common stock and (ii) the Successor’s issuance of up to an aggregate of 2,418,910 Series B warrants to purchase New Common Stock (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to certain former holders of the Predecessor’s common stock.

The Series A Warrants are exercisable from the date of issuance until the fourth anniversary of the Emergence Date, at which time, all unexercised Series A Warrants will expire, and the rights of the holders of such warrants to purchase New Common Stock will terminate. The Series A Warrants are initially exercisable for one share of New Common Stock per Series A Warrant at an initial exercise price of $73.44 per Series A Warrant (the “Series A Exercise Price”).

The Series B Warrants are exercisable from the date of issuance until the fifth anniversary of the Emergence Date, at which time, all unexercised Series B Warrants will expire, and the rights of the holders of such warrants to purchase New Common Stock will terminate. The Series B Warrants are initially exercisable for one share of New Common Stock per Series B Warrant at an initial exercise price of $83.45 per Series B Warrant (the “Series B Exercise Price” and together with the Series A Exercise Price, the “Exercise Prices”).

Pursuant to the warrant agreements, no holder of a Warrant, by virtue of holding or having a beneficial interest in a Warrant, will have the right to vote, receive dividends, receive notice as stockholders with respect to any meeting of stockholders for the election of Whiting’s directors or any other matter, or exercise any rights whatsoever as a stockholder of Whiting unless, until and only to the extent such holders become holders of record of shares of New Common Stock issued upon settlement of the Warrants.

The number of shares of New Common Stock for which a Warrant is exercisable, and the Exercise Prices, are subject to adjustment from time to time upon the occurrence of certain events, including stock splits, reverse stock splits or stock dividends to holders of New Common Stock or a reclassification in respect of New Common Stock.

12.        STOCK-BASED COMPENSATION

Equity Incentive Plan—As discussed in the “Chapter 11 Emergence” and “Fresh Start Accounting” footnotes, on the Emergence Date and pursuant to the terms of the Plan, all of the Predecessor’s common stock and any unvested awards based on such common stock were cancelled and holders were issued an aggregate of 1,233,580 shares of Successor common stock on a pro rata basis.  On August 31, 2020, the Successor’s board of directors adopted the Whiting Petroleum Corporation 2020 Equity Incentive Plan (the “2020 Equity Plan”), which replaced the Predecessor’s equity plan (the “Predecessor Equity Plan”).  The 2020 Equity Plan provides the authority to issue 4,035,885 shares of the Successor’s common stock.  Any shares forfeited under the 2020 Equity Plan will be available for future issuance under the 2020 Equity Plan.  However, shares netted for tax withholding under the 2020 Equity Plan will be cancelled and will not be available for future issuance.  Under the 2020 Equity Plan, during any calendar year no non-employee director participant may be granted awards having a grant date fair value in excess of $500,000.  As of September 30, 2020, 3,758,814 shares of common stock remained available for grant under the 2020 Equity Plan.

Historically, the Company has granted service-based restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to executive officers and employees, which generally vest ratably over a three-year service period.  The Company has granted service-based RSAs to directors, which generally vest over a one-year service period.  In addition, the Company has granted performance share awards (“PSAs”) and performance share units (“PSUs”) to executive officers that are subject to market-based vesting criteria, which generally vest over a three-year service period.  The Company accounts for forfeitures of awards granted under these plans as they occur in determining compensation expense.  The Company recognizes compensation expense for all awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and compensation expense for share-settled awards is not reversed if vesting does not actually occur.

Successor Awards

On September 29, 2020, 87,171 shares of service-based RSUs were granted to executive officers and directors under the 2020 Equity Plan.  The Company determines compensation expense for these share-settled awards using their fair value at the grant date based on the closing bid price of the Company’s common stock on such date.  The weighted average grant date fair value of these RSUs was $17.47 per share.

On September 29, 2020, 189,900 shares of market-based RSUs were granted to executive officers under the 2020 Equity Plan.  The awards will vest upon the Successor’s common stock trading for 20 consecutive trading days above a certain daily volume weighted average price (“VWAP”) as follows: 50% will vest if the VWAP exceeds $32.57 per share, an additional 25% if the daily VWAP exceeds $48.86 per share and the final 25% if the daily VWAP exceeds $65.14 per share.  The grant date fair value of these awards was estimated using a Monte Carlo valuation model (the “Monte Carlo Model”).  The Monte Carlo Model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment.  Expected volatility was calculated based on the observed volatility of peer public companies.  The key assumptions used in valuing these market-based awards were as follows:

Number of simulations	100,000
Expected volatility	40%
Risk-free interest rate	0.66%
Dividend yield	—

The Company will recognize compensation expense based on the fair value as determined by the Monte Carlo Model over the expected vesting period, which is estimated to be between 1.8 and 3.8 years.  The weighted average grant date fair value of these RSUs was $6.54 per share.

Predecessor Awards

During the eight months ended August 31, 2020 and the nine months ended September 30, 2019, 53,198 and 464,140 shares, respectively, of share-settled, service-based RSAs and RSUs were granted to executive officers and directors under the Predecessor Equity Plan.  The Company determined compensation expense for these awards using their fair value at the grant date, which was based on the closing bid price of the Company’s common stock on such date.  The weighted average grant date fair value of these service-based RSAs and RSUs was $4.94 per share and $24.76 per share for the eight months ended August 31, 2020 and the nine months ended September 30, 2019, respectively.  On March 31, 2020, all of the RSAs issued to executive officers in 2020 were forfeited and concurrently replaced with cash incentives.  Refer to “2020 Compensation Adjustments” below for more information.

During the eight months ended August 31, 2020 and the nine months ended September 30, 2019, 1,616,504 and 774,665 shares, respectively, of cash-settled, service-based RSUs were granted to executive officers and employees under the Predecessor Equity Plan.  The Company determined compensation expense for these awards using the fair value at the end of each reporting period, which was based on the closing bid price of the Company’s common stock on such date.  On March 31, 2020, all of the RSUs issued to executive officers in 2020 were forfeited and concurrently replaced with cash incentives.  Refer to “2020 Compensation Adjustments” below for more information.

During the eight months ended August 31, 2020 and the nine months ended September 30, 2019, 1,665,153 and 347,493, respectively, of PSAs and PSUs subject to certain market-based vesting criteria were granted to executive officers under the Predecessor Equity Plan.  These market-based awards were to cliff vest on the third anniversary of the grant date, and the number of shares that would vest at the end of that three-year performance period was determined based on the rank of Whiting’s cumulative stockholder return compared to the stockholder return of a peer group of companies on each anniversary of the grant date over the three-year performance period.  The number of awards earned could range from zero up to two times the number of shares initially granted.  However, awards earned up to the target shares granted (or 100%) would have been settled in shares, while awards earned in excess of the target shares granted would have been settled in cash.  The cash-settled component of such awards was recorded as a liability in the consolidated balance sheets and was remeasured at fair value using a Monte Carlo valuation model at the end of each reporting period.  On March 31, 2020, all of the PSAs and PSUs issued to executive officers in 2020 were forfeited and concurrently replaced with cash incentives.  Refer to “2020 Compensation Adjustments” below for more information.

For the PSAs and PSUs subject to market conditions, the grant date fair value was estimated using the Monte Carlo Model.  Expected volatility was calculated based on the historical volatility and implied volatility of Whiting’s common stock, and the risk-free interest rate was based on U.S. Treasury yield curve rates with maturities consistent with the three-year vesting period. The key assumptions used in valuing these market-based awards were as follows:

	2020	2019
Number of simulations	2,500,000	2,500,000
Expected volatility	76.52%	72.95%
Risk-free interest rate	1.51%	2.60%
Dividend yield	—	—

The weighted average grant date fair value of the market-based awards that were to be settled in shares, as determined by the Monte Carlo valuation model, was $4.31 per share and $25.97 per share in 2020 and 2019, respectively.

2020 Compensation Adjustments.  All of the RSAs, RSUs, PSAs and PSUs granted to executive officers in 2020 were forfeited on March 31, 2020 and were replaced with cash retention incentives.  The cash retention incentives were subject to a service period and were subject to claw back provisions if an executive officer terminated employment for any reason other than a qualifying termination prior to the earlier of (i) the effective date of a plan of reorganization approved under chapter 11 of the Bankruptcy Code or (ii) March 30, 2021.  The transactions were considered concurrent replacements of the stock compensation awards previously issued.  As such, the $12 million fair value of the awards, consisting of the after-tax value of the cash incentives, was capitalized to prepaid expenses and other in the condensed consolidated balance sheets as of March 31, 2020 and was amortized over the period from the Petition Date to the Emergence Date, which amortization is included in general and administrative expenses in the condensed consolidated statements of operations for the Current Predecessor YTD Period.  The difference between the cash and after-tax value of the cash retention incentives of approximately $9 million, which is not subject to the claw back provisions contained within the agreements, was expensed to general and administrative expenses in the Predecessor condensed consolidated statements of operations during the first quarter of 2020.

Total stock compensation expense recognized for restricted stock was expense of $1 million for Current Predecessor Quarter, a benefit of $5 million for the Prior Predecessor Quarter, expense of $3 million for the Current Predecessor YTD Period and expense of $6 million for the Prior Predecessor YTD Period.  As a result of the implementation of the Plan, the Company accelerated $4 million of expense related to unvested awards, which was recorded to reorganization items, net in the condensed consolidated statements of operations during the Current Predecessor Quarter and Current Predecessor YTD Period.  Refer to the “Fresh Start Accounting” footnote for more information.

13.        INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provisions for income taxes for the month ended September 30, 2020 and eight months ended August 31, 2020 differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily as a result of a full valuation allowance on the Company’s U.S. deferred tax assets (“DTAs”) and the revision of the Company’s Canadian deferred tax liability (“DTL”) related to its outside basis difference in Whiting Canadian Holding Company ULC.  The Company also recognized a $1 million U.S. income tax benefit during the eight months ended August 31, 2020 related to an alternative minimum tax refund received.  As a result of the full valuation on the Company’s DTAs as of September 30, 2020 (Successor) and August 31, 2020 (Predecessor), no additional U.S. tax benefit or expense was recognized during the periods presented.

During the fourth quarter of 2019, the Company determined it no longer had the ability to indefinitely prevent the reversal of the outside basis difference related to Whiting Canadian Holding Company ULC, Whiting’s wholly owned subsidiary, which owns a portion of Whiting’s U.S. assets obtained through the acquisition of Kodiak Oil and Gas Corporation in 2014.  Accordingly, the Company revised its assessment related to noncurrent Canadian deferred taxes pursuant to ASC 740-30-25-17 and recognized a $74 million deferred tax liability as well as the same amount of deferred income tax expense as of and for the year ended December 31, 2019 (Predecessor).  During the Successor Period, the Company partially executed a legal entity restructuring plan to reduce administrative expenses and burden with a simplified corporate structure.  Several steps of the restructuring plan were executed during the Successor Period, with the remaining steps expected to be completed in the fourth quarter of 2020. As part of the completed steps to date, Whiting US Holding Company merged into Whiting Oil and Gas Corporation.  Additionally, as a result of fresh start accounting and the legal entity restructuring, the Company reduced its deferred tax liability for its outside basis difference related to Whiting Canadian Holding Company ULC and recorded tax benefits of $15 million and $55 million during the Successor Period and Current Predecessor Quarter, respectively.  The Company’s total Canadian tax liability is $6 million as of September 30, 2020 (Successor), which is expected to be payable in the fourth quarter of 2020.

The Company’s overall effective tax rates for the month ended September 30, 2020 (Successor) and the eight months ended August 31, 2020 (Predecessor) of (43.4)% and 1.4%, respectively, were lower than the U.S. statutory income tax rate as a result of the full valuation on the Company’s DTAs and the reduction of the overall Canadian DTL as discussed above.

The provision for income taxes for the nine months ended September 30, 2019 (Predecessor) differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to the full valuation allowance on the Company’s U.S. DTAs.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion, or all, of the Company’s DTAs will not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and projected future taxable income and results of operations.  If the Company concludes that it is more likely than not that some portion, or all, of its DTAs will not be realized, the tax asset is reduced by a valuation allowance.  The Company assesses the appropriateness of its valuation allowance on a quarterly basis.  At September 30, 2020 (Successor), the Company had a full valuation allowance on its U.S. DTAs.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering DTAs generated in the current year.  The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change.  As a result of the Chapter 11 reorganization and related transactions, the Successor experienced an ownership change within the meaning of IRC Section 382 on the Emergence Date.  This ownership change subjected certain of the Company’s tax attributes to an IRC Section 382 limitation.  This limitation has not resulted in a current tax liability for the Successor Period, or any intervening period since the Emergence Date.  The ownership changes and resulting annual limitation may result in the expiration of  net operating loss carryforwards (“NOLs”) or other tax attributes otherwise available, with a corresponding decrease in the Company’s valuation allowance.

The Company estimates that it has federal NOLs of $3.5 billion as of the Emergence Date, which are subject to limitation under IRC Section 382.  The Company currently estimates that approximately $2.6 billion of these federal NOLs will expire before they are able to be used.  These estimates are subject to revision through the filing of the tax return for the year ending December 31, 2020.

14.       EARNINGS PER SHARE

The reconciliations between basic and diluted earnings (loss) per share are as follows (in thousands, except per share data):

	Successor	Predecessor
	One Month Ended September 30, 2020	Two Months Ended August 31, 2020	Three Months Ended September 30, 2019
Basic Earnings (Loss) Per Share
Net income (loss)	$40,270	$237,425	$(19,067)
Weighted average shares outstanding	38,051	91,464	91,299
Earnings (loss) per common share	$1.06	$2.60	$(0.21)

Diluted Earnings (Loss) Per Share
Net income (loss)	$40,270	$237,425	$(19,067)
Weighted average shares outstanding	38,051	91,464	91,299
Earnings (loss) per common share	$1.06	$2.60	$(0.21)

	Successor	Predecessor
	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020	Nine Months Ended September 30, 2019
Basic Earnings (Loss) Per Share
Net income (loss)	$40,270	$(3,965,461)	$(93,679)
Weighted average shares outstanding	38,051	91,423	91,274
Earnings (loss) per common share	$1.06	$(43.37)	$(1.03)

Diluted Earnings (Loss) Per Share
Net income (loss)	$40,270	$(3,965,461)	$(93,679)
Weighted average shares outstanding	38,051	91,423	91,274
Earnings (loss) per common share	$1.06	$(43.37)	$(1.03)

Successor

During the Successor Period, the diluted earnings per share calculation excludes the effect of 4,837,387 common shares for Series A Warrants and 2,418,840 common shares for Series B warrants that were out-of-the-money as of September 30, 2020, as well as 3,070,201 contingently issuable shares related to the settlement of general unsecured claims associated with the Chapter 11 Cases as all necessary conditions had not been met to be considered dilutive shares as of September 30, 2020.  Further, the calculation excludes the effect of 87,171 shares of service-based awards that were anti-dilutive and 189,900 shares of market-based awards that did not meet the market-based vesting criteria as of September 30, 2020.

Predecessor

During the Current Predecessor Quarter, although the Company had net income, the treasury stock method resulted in a larger number of shares assumed to be reacquired by the Company than weighted average unvested awards outstanding.  Thus, the diluted earnings per share calculation excludes the anti-dilutive effect of 239,186 shares of service-based awards.

During the Current Predecessor YTD Period, Prior Predecessor Quarter and Prior Predecessor YTD Period, the Company had a net loss and therefore the diluted earnings per share calculations exclude the anti-dilutive effect of (i) 314,896 shares of service-based awards for the Current Predecessor YTD Period, (ii) 35,433 shares of service-based awards and 7,159 shares of market-based awards for the Prior Predecessor Quarter and (iii) 344,419 shares of service-based awards and 64,407 market-based awards for Prior Predecessor YTD Period.

In addition, the diluted earnings per share calculations exclude the effect of (i) 18,310 and 29,465 common shares for the Current Predecessor Quarter and Current Predecessor YTD Period, respectively, for stock options that were out-of-the-money as of August 31, 2020 and (ii) 43,367 and 46,095 common shares for the Prior Predecessor Quarter and Prior Predecessor YTD Period, respectively, for stock options that were out-of-the-money as of September 30, 2019.

Refer to the “Stock-Based Compensation” footnote for more information on the Company’s service-based awards, market-based awards and stock options.

The Company had the option to settle conversions of the Convertible Senior Notes with cash, shares of common stock or any combination thereof.  As the conversion value of the Convertible Senior Notes did not exceed the principal amount of the notes for any time during the conversion period ending April 1, 2020, there was no impact to diluted earnings per share or the related disclosures for the periods presented.

15.       COMMITMENTS AND CONTINGENCIES

Chapter 11 Cases—On April 1, 2020, the Debtors filed the Chapter 11 Cases seeking relief under the Bankruptcy Code.  The filing of the Chapter 11 Cases allowed the Company to, upon approval of the Bankruptcy Court, assume, assign or reject certain contractual commitments, including certain executory contracts.  Refer to the “Chapter 11 Emergence” footnote for more information.  Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such contract and, subject to certain exceptions, relieves the Company from performing future obligations under such contract but entitles the counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach.  The claims resolutions process is ongoing and certain of these claims remain subject to the jurisdiction of the Bankruptcy Court. To the extent that these Bankruptcy Court proceedings result in unsecured claims being allowed against the Company, such claims will be satisfied through the issuance of shares of the Successor’s common stock.  As a result, the Company has not established liabilities in connection with these claims.

However, it is reasonably possible that as a result of the legal proceedings associated with the two counterparties detailed below, the Bankruptcy Court may rule that the applicable contracts cannot be rejected or allow the claim amounts as administrative claims.  Either of these outcomes could require the Company to make cash payments to settle those claims instead of issuing shares of the Successor’s common stock, and such cash payments would result in losses in future periods.

BNN Western, LLC.  Whiting Oil and Gas is a party to a Produced Water Gathering and Disposal Agreement (the “PWA”) with BNN Western, LLC (“BNN”).  On June 22, 2020, WOG filed with the Bankruptcy Court a motion for entry of an order authorizing rejection of certain executory contracts with BNN and an adversary complaint and motion for summary judgment against BNN seeking a declaratory judgment that the PWA did not create a covenant running with the land and could be rejected.  On September 22, 2020, the Bankruptcy Court issued an order that did not grant either party’s motion for summary judgment on whether the PWA created a covenant running with the land, but found that WOG defaulted under the PWA and ruled that BNN’s sole remedy under the terms of the PWA is termination of the PWA and the damages set forth in the PWA.  On September 28, 2020, WOG filed an amended complaint for declaratory judgment that (i) WOG has defaulted under the PWA, (ii) BNN’s sole remedy for default is termination of the PWA and damages set forth in the PWA, (iii) any payments by WOG after the events of default under the PWA are not and will not be deemed a renewal of the PWA and (iv) the PWA is terminated and BNN is entitled to damages of no more than approximately $60 million or other amount proved by the parties in accordance with the PWA.  The Bankruptcy Court has not issued a ruling on WOG’s amended complaint and the Bankruptcy Court’s September 22 order is subject to appeal by BNN.  Although WOG is vigorously defending this legal proceeding, if BNN were to prevail on the merits of its claims, WOG may not be able to reject the PWA and could be required to perform the remainder of the term of the PWA.  At this time, the Company is not able to determine the likelihood or range of amounts attributable to BNN’s claims with respect to the PWA due to uncertainties with respect to, among other things, the nature of the claims and defenses and the ultimate potential outcomes of the claims.

Arguello Inc. and Freeport-McMoRan Oil & Gas LLC.  WOG had interests in federal oil and gas leases in the Point Arguello Unit located offshore in California. While those interests have expired, pursuant to certain related agreements (the “Point Arguello Agreements”), WOG may be subject to abandonment and decommissioning obligations.  WOG and Whiting Petroleum Corporation (collectively, “Whiting”) rejected the related contracts pursuant the Plan.  On October 1, 2020, Arguello Inc. and Freeport-McMoRan Oil & Gas LLC, individually and in its capacity as the designated Point Arguello Unit Operator (collectively, the “FMOG Entities”) filed with the Bankruptcy Court an application for allowance of certain administrative claims arguing the FMOG Entities are entitled to recover Whiting’s proportionate share of decommissioning obligations owed to the U.S. government through subrogation to the U.S.

government’s economic rights.  The FMOG Entities’ application alleges administrative claims of approximately $25 million for estimated decommissioning costs owed to the U.S. government, at least $60 million of estimated decommissioning costs owed to the FMOG Entities and other insignificant amounts.  On September 14, 2020, the FMOG Entities also filed with the Bankruptcy Court proofs of claim for rejection damages to serve as an alternative course of action in the event that a court should determine that the FMOG Entities do not hold any applicable administrative claims.  The U.S. government may also be able to bring claims against WOG directly for decommissioning costs.  The Bankruptcy Court has not issued a ruling on the damages for rejection of the Point Arguello Agreements or the FMOG Entities’ application for administrative claims.  Although WOG intends to vigorously defend this legal proceeding, if the FMOG Entities were to prevail on certain of their respective claims on the merits or the U.S. government were to bring claims against WOG, Whiting could be liable for administrative claims that must be paid in cash pursuant to the Plan.  At this time, the Company is not able to determine the likelihood or range of amounts attributable to the FMOG Entities’ claims or any potential claims by the U.S. government due to uncertainties with respect to, among other things, the nature of the claims and defenses and the ultimate potential outcomes of the claims.

Litigation—The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the ordinary course of business.  The Company accrues a loss contingency for these lawsuits and claims when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  While the outcome of these lawsuits and claims cannot be predicted with certainty, it is the opinion of the Company’s management that the loss for any litigation matters and claims that are reasonably possible to occur will not have a material adverse effect, individually or in the aggregate, on its consolidated financial position, cash flows or results of operations unless separately disclosed.

The Company was involved in litigation related to a payment arrangement with a third party.  In June 2020, the Company and the third party reached a settlement agreement resulting in the Company paying the third party a settlement amount of $14 million.  Certain amounts were recognized in accrued liabilities and other in the consolidated balance sheets as of December 31, 2019 and general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2019 as it was determined that a loss as a result of this litigation was probable.  The Company recorded $3 million of additional litigation settlement expense in general and administrative expenses in the condensed consolidated statements of operations for the Current Predecessor YTD Period upon settling this litigation.  Upon settlement, the Company agreed to indemnify a party involved in the litigation for any further claims resulting from these matters up to $25 million.  This indemnity will terminate on the later of: (i) June 1, 2021 or (ii) the date on which the statute of limitations for the relevant claims expires.  The Company does not expect to pay additional amounts to this party as a result of this indemnity, and thus has not recorded any liability related to the indemnity as of September 30, 2020 (Successor).

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

16.       COMPANY RESTRUCTURINGS

During September 2020 and August 2019, the Company executed workforce reductions as part of an organizational redesign and cost reduction strategy to better align its business with the current operating environment and drive long-term value.  The Company incurred one-time net charges related to these restructurings of $7 million and $8 million, respectively, in net restructuring costs associated with one-time employee termination benefits.  These charges were recorded to general and administrative expenses during the relevant periods in the condensed consolidated statement of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the terms “Whiting,” “we,” “us,” “our” or “ours” when used in this Item refer to Whiting Petroleum Corporation, together with its consolidated subsidiaries, Whiting Oil and Gas Corporation (“Whiting Oil and Gas” or “WOG”), Whiting US Holding Company, Whiting Canadian Holding Company ULC, Whiting Resources LLC and Whiting Programs, Inc.  In September 2020, Whiting US Holding Company merged with and into WOG with WOG surviving. When the context requires, we refer to these entities separately.  This document contains forward-looking statements, which give our current expectations or forecasts of future events.  Please refer to “Forward-Looking Statements” at the end of this Item for an explanation of these types of statements.

Overview

We are an independent oil and gas company engaged in development, production and acquisition activities primarily in the Rocky Mountains region of the United States where we are focused on developing our largest resource play in the Williston Basin of North Dakota and Montana.  As a result of the sharp decline in commodity prices during the first nine months of 2020 as well as our chapter 11 reorganization, we have significantly decreased our level of capital spending to more closely align with our reduced cash flows from operating activities.  We have concentrated our capital program on projects that are expected to generate acceptable rates of return in the current price environment.  We continually evaluate our property portfolio and sell properties when we believe that the sales price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.  Refer to the “Acquisitions and Divestitures” footnote in the notes to condensed consolidated financial statements for more information on our recent acquisition and divestiture activity.

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

	2018				2019				2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude oil	$62.89	$67.90	$69.50	$58.83	$54.90	$59.83	$56.45	$56.96	$46.08	$27.85	$40.94
Natural gas	$3.13	$2.77	$2.88	$3.62	$3.00	$2.58	$2.29	$2.44	$1.88	$1.66	$1.89

Oil prices declined sharply during the first half of 2020 primarily in response to Saudi Arabia’s announcement of plans to abandon previously agreed upon output restraints and the economic effects of the coronavirus (“COVID-19”) pandemic on the demand for oil and natural gas.  While prices began to recover in the third quarter of 2020, uncertainties related to demand for oil and natural gas products remain as the pandemic continues to impact the world economy.  Lower oil, NGL and natural gas prices decrease our revenues and reduce the amount of oil and natural gas that we can produce economically which decreases our oil and gas reserve quantities.  Substantial and extended declines in oil, NGL and natural gas prices have resulted, and may result, in impairments of our proved oil and gas properties or undeveloped acreage (such as the impairments discussed below under the “Results of Operations”) and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to finance planned capital expenditures.  In addition, lower commodity prices may reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of our lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders.  Upon a redetermination, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under our credit agreement.  Alternatively, higher oil prices may result in significant mark-to-market losses being incurred on our commodity-based derivatives.

Recent Developments

Chapter 11 Emergence and Fresh Start Accounting.  On April 1, 2020 (the “Petition Date”), Whiting and certain of its subsidiaries (the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of the Bankruptcy Code.  On June 30, 2020, the Debtors filed the Joint Chapter 11 Plan of Reorganization of Whiting Petroleum Corporation and its Debtor affiliates (as amended, modified and supplemented, the “Plan”).  On August 14, 2020, the Bankruptcy Court confirmed the Plan.  On September 1, 2020, (the “Emergence Date”) the Debtors satisfied all conditions required for Plan effectiveness and emerged from the Chapter 11 Cases.

Beginning on the Emergence Date, we applied fresh start accounting, which resulted in a new basis of accounting and we became a new entity for financial reporting purposes.  As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the consolidated financial statements after September 1, 2020 are not comparable with the consolidated financial statements on or prior to that date.  Refer to the “Fresh Start Accounting” footnote in the condensed consolidated financial statements for more information.  References to “Successor” refer to the Whiting entity after our emergence from bankruptcy on the Emergence Date.  References to “Predecessor” refer to the Whiting entity prior to our emergence from bankruptcy.  References to “Successor Period” refer to the period from September 1, 2020 through September 30, 2020.  References to “Current Predecessor Quarter” and “Current Predecessor YTD Period” refer to the periods from July 1, 2020 through August 31, 2020 and January 1, 2020 through August 31, 2020, respectively.  References to “Prior Predecessor Quarter” and “Prior Predecessor YTD Period” refer to the three and nine months ended September 30, 2019, respectively.  Although GAAP requires that we report on our results for the Successor Period and the Current Predecessor Quarter and Current Predecessor YTD Period separately, in certain circumstances management views our operating results for the three and nine months ended September 30, 2020 by combining the results of the applicable Predecessor and Successor periods in order to provide the most meaningful comparison of our current results to prior periods.  Accordingly, references to “Combined Current Quarter” and “Combined Current YTD Period” refer to the three and nine months ended September 30, 2020, respectively.

On the Emergence Date and pursuant to the Plan, we:

(1)	amended and restated our certificate of incorporation and bylaws;
(2)	constituted a new Successor board of directors;
(3)	appointed a new Chief Executive Officer and a new Chief Financial Officer;
(4)	issued:
●	36,817,630 shares of the Successor’s common stock pro rata to holders of all of the Predecessor’s outstanding senior notes,
●	1,233,580 shares of the Successor’s common stock pro rata to holders of the Predecessor’s common stock,
●	4,837,387 Series A Warrants to purchase the same number of shares of the Successor’s common stock pro rata to holders of the Predecessor’s common stock and
●	2,418,840 Series B Warrants to purchase the same number of shares of the Successor’s common stock pro rata to holders of the Predecessor’s common stock; and

We also reserved 3,070,201 shares of the Successor’s common stock for potential future distribution to certain general unsecured claimants whose claim values are currently pending resolution in the Bankruptcy Court.  Any remaining reserved shares that are not distributed to resolve these claims will be cancelled.  In addition, 4,035,885 shares have been reserved for distribution under our 2020 equity incentive plan, as further detailed in the “Stock-Based Compensation” footnote in the notes to the condensed consolidated financial statements for more information.

(5)	entered into a reserves-based credit agreement with a syndicate of banks (the “Exit Credit Agreement”) with initial aggregate commitments and borrowing base of $750 million and the ability to increase the aggregate commitments by up to an additional $750 million, subject to certain conditions.

(6)	The holders of trade claims, administrative expense claims, other secured claims and other priority claims received payment in full in cash upon emergence or through the ordinary course of business after the Emergence Date.

Proved Reserves.  As a result of lower crude oil, NGL and natural gas prices and a substantial reduction in our capital plan incorporated into our reserve estimates at September 30, 2020, our proved developed reserves decreased from 358.9 MMBOE as of December 31, 2019 to 218.5 MMBOE as of September 30, 2020, which represents a 39% reduction between periods.  Additionally, our proved undeveloped reserves decreased from 126.6 MMBOE as of December 31, 2019 to 40.2 MMBOE as of September 30, 2020, which represents a 68% reduction between periods.  Approximately 86% of this decrease in our proved undeveloped reserve volumes was the result of a change in the planned timing of the drilling and completion of PUD reserve locations outside of the SEC five-year window.

Exploration and Development Expenditures.  The changes in our capital plan have also resulted in reductions to our 2020 Exploration and Development (“E&D”) budget from a previous midpoint of $418 million to $215 million in order to preserve our liquidity and maximize value to our shareholders in the current crude oil price environment.  Refer to “2020 Highlights and Future Considerations” and “Liquidity and Capital Resources” for more information on our reduced activity levels and planned capital expenditures.

2020 Highlights and Future Considerations

Operational Highlights

Operational Response to Market Conditions

As a result of the significant decline in crude oil prices in the first nine months of 2020, we suspended all drilling and completion activity and terminated our drilling rig contracts in April 2020, incurring insignificant early termination and demobilization fees.  Additionally, we curtailed production from certain of our producing wells, reduced the number of workover rigs operating on our properties, deferred the completion of certain wells and delayed placing some of our completed wells online during the second quarter.  Substantial and extended declines in crude oil prices may result in our decision to voluntarily curtail production, reduce workover activity or change the timing of when wells are placed online in the future.

Northern Rocky Mountains – Williston Basin

Our properties in the Williston Basin of North Dakota and Montana target the Bakken and Three Forks formations.  Net production from the Williston Basin averaged 84.5 MBOE/d for the third quarter of 2020, representing a 5% decrease from 89.3 MBOE/d in the second quarter of 2020.  We turned 7 wells online in this area during the third quarter of 2020.

Central Rocky Mountains – Denver-Julesburg Basin

Our properties in the Denver-Julesburg Basin (“DJ Basin”) in Weld County, Colorado produce from the Niobrara “A,” “B” and “C” zones and the Codell/Fort Hays formations.   Net production from the Redtail field averaged 8.8 MBOE/d in the third quarter of 2020, representing a 2% decrease from 9.0 MBOE/d in the second quarter of 2020.

Financing Highlights

On the Emergence Date, in connection with our emergence from the Chapter 11 Cases, we repaid all outstanding borrowings and accrued interest on the Predecessor’s credit agreement (the “Predecessor Credit Agreement”) and entered into the Exit Credit Agreement.  Refer to “Recent Developments” above and the “Long-Term Debt” footnote in the notes to the condensed consolidated financial statements for more information.

Additionally, on the Emergence Date, we issued 36,817,630 shares of the Successor’s common stock to the holders of our outstanding senior notes in settlement of the outstanding principal and related accrued interest.  Upon such settlement, we recognized a $1 billion gain in reorganization items, net.  Refer to the “Fresh Start Accounting” footnote in the condensed consolidated financial statements for more information.

In March 2020, we paid $53 million to repurchase $73 million aggregate principal amount of our 1.25% Convertible Senior Notes due April 1, 2020 (the “Convertible Senior Notes”), which payment consisted of the average 72.5% purchase price plus all accrued and unpaid interest on the notes.  We financed the repurchases with borrowings under the Predecessor Credit Agreement.  Additionally, in March 2020, holders of $3 million aggregate principal amount of Convertible Senior Notes timely elected to convert.  Upon such conversion, the holders of these notes were entitled to receive an insignificant cash payment on April 1, 2020, which we did not pay in conjunction with the filing of the Chapter 11 Cases.  Refer to the “Chapter 11 Emergence” and “Long-Term Debt” footnotes in the notes to the condensed consolidated financial statements for more information on these repurchases and conversions.

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

Dakota Access Pipeline

On March 25, 2020, the U.S. District Court for D.C. found that the U.S. Army Corps of Engineers had violated the National Environmental Policy Act when it granted an easement relating to a portion of the Dakota Access Pipeline (the “DAPL”) because it had failed to conduct an environmental impact statement.  As a result, in an order issued July 6, 2020, the court directed that the DAPL be shut down and emptied of oil by August 5, 2020.  On August 5, 2020, the U.S. Court of Appeals for the D.C. Circuit granted a stay of the portion of the order directing the shutdown of the DAPL.  The stay allows the DAPL to continue to operate until a further ruling is made.  It is possible the DAPL may be required to be shut down as a result of such litigation.  The disruption of transportation as a result of the DAPL being shut down could negatively impact our ability to achieve the most favorable prices for our crude oil production.  In November, we expect to transport approximately 40% of our crude oil volumes through the DAPL.  To mitigate the potential impact of an unfavorable ruling, we are coordinating with our midstream partners and downstream markets to source transportation alternatives.

Restructuring

During September 2020, we executed a workforce reduction as part of an organizational redesign and cost reduction strategy to better align our business with the current operating environment and drive long-term value.  We incurred a one-time net charge related to this restructuring of $7 million, which was recorded to general and administrative expenses during the Successor Period.

Results of Operations

We cannot adequately benchmark certain operating results of the Successor Period against any of the previous periods reported in our condensed consolidated financial statements without combining that period with the Current Predecessor YTD Period or the Current Predecessor Quarter, as applicable, and we do not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that our key performance metrics such as sales, production, lease operating expenses and general and administrative expenses for the Successor Period when combined with the Current Predecessor YTD Period or the Current Predecessor Quarter, as applicable, provide more meaningful comparisons to prior periods and is more useful in identifying current business trends.  Accordingly, in addition to presenting our results of operations as reported in our condensed consolidated financial statements in accordance with GAAP, in certain circumstances the discussion in “Results of Operations” below utilizes the combined results for the three and nine months ended September 30, 2020.

Successor Period and Current Predecessor YTD Period Compared to Prior Predecessor YTD Period

	Successor	Predecessor	Non-GAAP	Predecessor
	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020	Combined Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net production
Oil (MMBbl)	1.7	15.3	17.0	22.4
NGLs (MMBbl)	0.6	4.5	5.1	5.7
Natural gas (Bcf)	3.6	29.7	33.3	38.2
Total production (MMBOE)	2.9	24.7	27.7	34.5
Net sales (in millions)
Oil (1)	$60.4	$440.8	$501.2	$1,133.3
NGLs	1.8	20.1	21.9	34.8
Natural gas (1)	(1.1)	(1.9)	(3.0)	23.5
Total oil, NGL and natural gas sales	$61.1	$459.0	$520.1	$1,191.6
Average sales prices
Oil (per Bbl) (1)	$34.58	$28.86	$29.45	$50.51
Effect of oil hedges on average price (per Bbl)	0.28	3.00	2.72	0.66
Oil after the effect of hedging (per Bbl)	$34.86	$31.86	$32.17	$51.17
Weighted average NYMEX price (per Bbl) (2)	$39.63	$38.23	$38.37	$56.99
NGLs (per Bbl)	$3.19	$4.45	$4.31	$6.09
Natural gas (per Mcf) (1)	$(0.30)	$(0.06)	$(0.09)	$0.62
Effect of natural gas hedges on average price (per Mcf)	0.15	(0.01)	0.01	-
Natural gas (per Mcf)	$(0.15)	$(0.07)	$(0.08)	$0.62
Weighted average NYMEX price (per MMBtu) (2)	$2.24	$1.76	$1.81	$2.62
Costs and expenses (per BOE)
Lease operating expenses	$6.37	$6.40	$6.39	$7.43
Transportation, gathering, compression and other	$0.68	$0.90	$0.88	$0.93
Production and ad valorem taxes	$2.03	$1.67	$1.70	$2.98
Depreciation, depletion and amortization	$6.91	$13.69	$12.98	$17.74
General and administrative	$3.55	$3.71	$3.69	$2.82
(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue decreased $672 million to $520 million when comparing the Combined Current YTD Period to the Prior Predecessor YTD Period.  Changes in sales revenue between periods are due to changes in production sold and changes in average commodity prices realized (excluding the impacts of hedging).  For the Combined Current YTD Period, decreases in total production accounted for approximately $281 million of the change in revenue and decreases in commodity prices realized accounted for approximately $391 million of the change in revenue when comparing to the Prior Predecessor YTD Period.

Our oil, NGL and gas volumes decreased 24%, 11% and 13%, respectively, between periods.  The volume decreases between periods were primarily attributable to operational decisions to curtail production, reduce workover activity, defer completions of certain wells and delay placing some of our completed wells online during the second and third quarters as described in “Operational Response to Market Conditions” above and normal field production decline.  These decreases were partially offset by increased production from new wells drilled and completed over the last twelve months in the Williston Basin.

Our average price for oil, NGLs and natural gas (before the effects of hedging) decreased 42%, 29% and 115%, respectively, between periods.  Our average sales price realized for NGLs and natural gas during the Combined Current YTD Period was negatively impacted by rising market differentials as compared to market indices as well as high fixed third-party costs for transportation, gathering and compression services.  These third-party costs sometimes exceed the ultimate price we receive for our natural gas and accordingly can result in negative gas revenues, which occurred during the Combined Current YTD Period.  While these negative gas prices adversely affect our total revenues, we have continued to produce our wells in order to sell the associated oil and NGLs from these wells and to meet lease and regulatory requirements.

Lease Operating Expenses.  Our lease operating expenses (“LOE”) during the Combined Current YTD Period were $177 million, an $80 million decrease over the Prior Predecessor YTD Period.  This decrease was primarily due to (i) ongoing cost reduction initiatives which were implemented beginning in the third quarter of 2019 which led to a $62 million decrease in LOE, (ii) a $12 million increase in saltwater disposal income and (iii) a $6 million decrease in well workover activity between periods.

Our lease operating expenses on a BOE basis also decreased when comparing the Combined Current YTD Period to the Prior Predecessor YTD Period.  LOE per BOE amounted to $6.39 during the Combined Current YTD Period, which represents a decrease of $1.04 per BOE (or 14%) from the Prior Predecessor YTD Period.  This decrease was mainly due to the overall decrease in LOE discussed above partially offset by lower overall production volumes between periods.

Transportation, Gathering, Compression and Other.  Our transportation, gathering, compression and other (“TGC”) expenses during the Combined Current YTD Period were $24 million, an $8 million decrease over the Prior Predecessor YTD Period.  This decrease mainly relates to lower production volumes.  Additionally, during the Combined Current YTD Period, certain oil volumes that are typically transported by pipeline were instead transported by truck.  Trucking fees are recorded as a reduction to the oil price received and not as TGC expense as control transfers prior to transport.

TGC per BOE slightly decreased when comparing the Combined Current YTD Period to the Prior Predecessor YTD Period.   TGC per BOE amounted to $0.88 per BOE during the Combined Current YTD Period, which represents a decrease of $0.05 per BOE (or 5%) from the Prior Predecessor YTD Period.  This decrease was primarily due to additional volumes being trucked during the Combined Current YTD Period as described above, partially offset by lower production volumes between periods.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes during the Combined Current YTD Period were $47 million, a $56 million decrease over the Prior Predecessor YTD Period, which was primarily due to lower sales revenue between periods.  Our production taxes, however, are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis was 8.6% and 8.5% for the Combined Current YTD Period and Prior Predecessor YTD Period, respectively.

Depreciation, Depletion and Amortization.  The components of our depletion, depreciation and amortization (“DD&A”) expense were as follows (in thousands):

	Successor	Predecessor	Non-GAAP	Predecessor
	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020	Combined Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Depletion	$18,735	$327,227	$345,962	$599,320
Accretion of asset retirement obligations	928	8,200	9,128	8,680
Depreciation	447	3,330	3,777	4,166
Total	$20,110	$338,757	$358,867	$612,166

DD&A decreased between the Current Predecessor YTD Period and the Prior Predecessor YTD Period primarily due to $272 million in lower depletion expense, consisting of an $80 million decrease due to lower overall production volumes during the Current Predecessor YTD Period, as well as a $192 million decrease related to a lower depletion rate between periods.  On a BOE basis, our overall DD&A rate of $13.69 for the Current Predecessor YTD Period was 23% lower than the rate of $17.74 for the Prior Predecessor YTD Period.  The primary factors contributing to this lower DD&A rate were impairment write-downs on proved oil and gas properties in the Williston Basin recognized in the first and second quarters of 2020 offset by downward revisions to proved reserves over the last twelve months, which were largely driven by lower commodity prices and development plan changes.  The Successor Period DD&A rate of $6.91 is lower than both Predecessor periods due to the application of fresh start accounting, under which we adjusted the value of our oil and gas properties down to their current fair values.  Refer to the “Fresh Start Accounting” footnote in the condensed consolidated financial statements for more information.

Exploration and Impairment Costs.  The components of our exploration and impairment expense were as follows (in thousands):

	Successor	Predecessor	Non-GAAP	Predecessor
	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020	Combined Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Exploration	$4,207	$22,945	$27,152	$28,316
Impairment	-	4,161,885	4,161,885	15,729
Total	$4,207	$4,184,830	$4,189,037	$44,045

Impairment expense for Current Predecessor YTD Period primarily related to (i) $4 billion in non-cash impairment charges for the partial write-down of proved oil and gas properties across our Williston Basin resource play due to a reduction in reserves, driven by depressed oil prices and a resultant decline in future development plans for the properties and (ii) $12 million in impairment write-downs of undeveloped acreage costs for leases where we no longer have plans to drill.  Impairment expense for the Prior Predecessor YTD Period primarily relates to the amortization of leasehold costs associated with individually insignificant unproved properties.

General and Administrative Expenses.  We report general and administrative (“G&A”) expenses net of third-party reimbursements and internal allocations.  The components of our G&A expenses were as follows (in thousands):

	Successor	Predecessor	Non-GAAP	Predecessor
	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020	Combined Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
General and administrative expenses	$16,618	$139,934	$156,552	$170,924
Reimbursements and allocations	(6,273)	(48,118)	(54,391)	(73,487)
General and administrative expenses, net (GAAP)	10,345	91,816	102,161	97,437
Less: Significant one-time costs (1)	(9,333)	(32,888)	(42,221)	(7,781)
Non-GAAP general and administrative expenses less one-time costs	$1,012	$58,928	$59,940	$89,656
(1)	Includes severance and restructuring charges, cash retention incentives for Predecessor executives and directors, third-party advisory and legal fees related to the Chapter 11 Cases and charges related to a litigation settlement discussed below.

G&A expense before reimbursements and allocations during the Combined Current YTD Period decreased $14 million compared to the Prior Predecessor YTD Period primarily due to cost reduction initiatives instituted beginning in the third quarter of 2019 and two separate company restructurings in August 2019 and September 2020, resulting in $33 million of lower compensation costs and $9 million of lower corporate overhead between periods. In addition, we incurred $7 million of severance and restructuring costs in the Combined Current YTD Period, as compared to $8 million of severance and restructuring costs in the Prior Predecessor YTD Period.  These decreases were partially offset by (i) $22 million paid to Predecessor executives and directors as cash retention incentives during the Combined Current YTD Period, (ii) $10 million of third-party advisory and legal fees related to the Chapter 11 Cases that were incurred prior to the Petition Date or after the Emergence Date and (iii) $3 million of charges related to a litigation settlement.  The decrease in reimbursements and allocations for the Combined Current YTD Period was the result of a lower number of field workers on Whiting-operated properties associated with reduced drilling activity and staffing reductions.

G&A expense per BOE amounted to $3.69 during the Combined Current YTD Period, which represents an increase of $0.87 per BOE (or 31%) from the Prior Predecessor YTD Period.  This increase was mainly due to the one-time costs discussed above, as well as lower overall production volumes between periods.  G&A expense per BOE excluding one-time costs were $2.17 per BOE and $2.60 per BOE, for the Combined Current YTD Period and the Prior Predecessor YTD period, respectively.

Derivative (Gain) Loss, Net.  Our commodity derivative contracts are marked to market each quarter with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment to or from the counterparty.  Derivative (gain) loss, net, amounted to a gain of $212 million and a loss of $7 million for the Combined Current YTD Period and Prior Predecessor YTD Period, respectively.  These gains and losses relate to our collar and swap commodity derivative contracts and resulted from the downward and upward shifts, respectively, in the futures curve of forecasted commodity prices for crude oil and natural gas during the respective periods.

For more information on our outstanding derivatives refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Successor	Predecessor	Non-GAAP	Predecessor
	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020	Combined Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Credit agreements	$1,665	$23,948	$25,613	$9,281
Amortization of debt issue costs, discounts and premiums	371	13,536	13,907	23,707
Other	92	730	822	607
Notes	-	34,840	34,840	111,679
Total	$2,128	$73,054	$75,182	$145,274

The decrease in interest expense of $72 million between Predecessor periods was primarily attributable to lower interest costs incurred on our notes and lower amortization of debt issue costs, discounts and premiums during the Current Predecessor YTD Period compared to the Prior Predecessor YTD Period.  Upon the filing of the Chapter 11 Cases on April 1, 2020, we discontinued accruing interest on our Senior Notes, which resulted in a $77 million decrease in note interest expense between periods.  Additionally, the remaining unamortized debt issuance costs and premiums associated with our Senior Notes were written off to reorganization items, net in conjunction with the filing of the Chapter 11 Cases, resulting in a $10 million decrease in amortization expense during the Current Predecessor YTD Period compared to the Prior Predecessor YTD Period.  Refer to the “Chapter 11 Emergence” and “Long-Term Debt” footnotes in the condensed consolidated financial statements for more information.

The decreases in interest expense discussed above were partially offset by a $15 million increase in interest incurred on the Predecessor Credit Agreement between Predecessor periods due to a higher average outstanding balance as well as an additional 2% default interest rate charged on borrowings outstanding for the duration of the Chapter 11 Cases.  Our weighted average borrowings outstanding during the Current Predecessor YTD Period were $761 million compared to $105 million for the Prior Predecessor YTD Period.

Our weighted average debt outstanding during the Current Predecessor YTD Period was $3.2 billion versus $2.9 billion for the Prior Predecessor YTD Period.  Our weighted average effective cash interest rate was 2.8% during the Current Predecessor YTD Period compared to 5.5% during the Prior Predecessor YTD Period, primarily due to the discontinuation of interest expense on our Senior Notes beginning in April 2020.

Upon emergence from the Chapter 11 Cases, we were relieved of all liabilities related to our Senior Notes in exchange for Successor common stock, we repaid all outstanding borrowings and accrued interest on the Predecessor Credit Agreement and we entered into the Exit Credit Agreement.  Our weighted average borrowings outstanding during the Successor Period were $419 million, with a weighted average cash interest rate of 4.8%.

Gain on Extinguishment of Debt.  During the Current Predecessor YTD Period, we paid $53 million to repurchase $73 million aggregate principal amount of our Convertible Senior Notes and recognized a $23 million gain on extinguishment of debt.  Additionally, in March 2020, the holders of $3 million aggregate principal amount of our Convertible Senior Notes elected to convert.  Upon conversion, such holders of the converted Convertible Senior Notes were entitled to receive an insignificant cash payment on April 1, 2020, which we did not pay in conjunction with the filing of the Chapter 11 Cases.  As a result of such conversion we recognized a $3 million gain on extinguishment of debt during the Current Predecessor YTD Period.  Refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements for more information on this repurchase and conversion.

Reorganization Items, Net. During the Current Predecessor YTD Period, we recognized a net gain of $217 million related to the Chapter 11 Cases consisting of (i) gains on settlement of certain liabilities, including our Senior Notes, upon consummation of the Plan, (ii) fresh start accounting fair value adjustments, (iii) professional fees recognized between the Petition Date and the Emergence Date and (iv) the write-off of debt issuance costs and premiums associated with our Senior Notes.  Refer to the “Chapter 11 Emergence” and “Fresh Start Accounting” footnotes in the notes to the condensed consolidated financial statements for more information on amounts recorded to reorganization items, net.

Income Tax Benefit.  As a result of pre-tax losses for the first six months of 2019, we transitioned from a net deferred tax liability position to a net deferred tax asset position which resulted in the recognition of a full valuation allowance on our deferred tax assets (“DTAs”) during the second quarter of 2019.  During the fourth quarter of 2019, we recognized $74 million of Canadian deferred tax expense associated with the outside basis difference in Whiting Canadian Holding Company ULC pursuant to ASC 740-30-25-17.  During the Combined Current YTD Period, we recorded a tax benefit of $68 million reflecting a reduction in the overall expected Canadian tax liability as a result of a legal entity restructuring we executed during the period.  The remaining $6 million Canadian tax liability is expected to be payable in the fourth quarter of 2020.  Refer to the “Income Taxes” footnote in the notes to the condensed consolidated financial statements for more information on the legal restructuring and related Canadian deferred tax liability.

We also recognized a $1 million U.S. income tax benefit during the Combined Current YTD Period related to an alternative minimum tax refund received.  As a result of the full valuation allowance on our U.S. DTAs as of September 30, 2020 (Successor) and August 31, 2020 (Predecessor), no additional U.S. tax benefit or expense was recognized.  Similarly, for the Prior Predecessor YTD Period we recognized a $1 million alternative tax refund received and no other U.S. tax expense or benefit was recognized as a result of the full valuation allowance recognized on our U.S. DTAs.

Our overall effective tax rate of 1.72% for the Combined Current YTD Period was lower than the U.S. statutory income tax rate as a result of the full valuation allowance on our U.S. DTAs and the reduction of our overall expected Canadian tax liability discussed above.

Successor Period and Current Predecessor YTD Period Compared to Prior Predecessor YTD Period

	Successor	Predecessor	Non-GAAP	Predecessor
	One Month Ended September 30, 2020	Two Months Ended August 31, 2020	Combined Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net production
Oil (MMBbl)	1.7	3.5	5.2	7.4
NGLs (MMBbl)	0.6	1.1	1.6	1.8
Natural gas (Bcf)	3.6	7.1	10.7	12.5
Total production (MMBOE)	2.9	5.7	8.6	11.4
Net sales (in millions)
Oil (1)	$60.4	$117.0	$177.4	$370.0
NGLs	1.8	8.9	10.7	5.6
Natural gas (1)	(1.1)	(3.3)	(4.4)	0.3
Total oil, NGL and natural gas sales	$61.1	$122.6	$183.7	$375.9
Average sales prices			0.1
Oil (per Bbl) (1)	$34.58	$33.78	$34.05	$49.71
Effect of oil hedges on average price (per Bbl)	0.28	(0.12)	0.01	1.41
Oil net of hedging (per Bbl)	$34.86	$33.66	$34.06	$51.12
Weighted average NYMEX price (per Bbl) (2)	$39.63	$41.57	$40.92	$56.43
NGLs (per Bbl)	$3.19	$8.18	$6.48	$3.07
Natural gas (per Mcf) (1)	$(0.30)	$(0.46)	$(0.41)	$0.03
Effect of natural gas hedges on average price (per Mcf)	0.15	(0.04)	0.03	-
Natural gas (per Mcf)	$(0.15)	$(0.50)	$(0.38)	$0.03
Weighted average NYMEX price (per MMBtu) (2)	$2.24	$1.72	$1.90	$2.29
Cost and expenses (per BOE)
Lease operating expenses	$6.37	$5.70	$5.92	$7.51
Transportation, gathering, compression and other	$0.68	$0.74	$0.72	$0.98
Production and ad valorem taxes	$2.03	$1.81	$1.88	$3.10
Depreciation, depletion and amortization	$6.91	$12.43	$10.57	$18.58
General and administrative	$3.55	$2.88	$3.11	$2.63
(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue decreased $192 million to $184 million when comparing the Combined Current Quarter to the Prior Predecessor Quarter.  Changes in sales revenue between periods are due to changes in production sold and changes in average commodity prices realized (excluding the impacts of hedging).  For the Combined Current Quarter, decreases in total production accounted for approximately $111 million of the change in revenue and decreases in commodity prices realized accounted for approximately $81 million of the change in revenue when comparing to the Prior Predecessor Quarter.

Our oil, NGL and gas volumes decreased 30%, 10% and 14%, respectively, between periods.  The volume decreases between periods were primarily attributable to normal field production decline as fewer wells have been drilled and completed in 2020 as described in “Operational Response to Market Conditions” above.  This decline was partially offset by increased production from new wells drilled and completed over the last twelve months in the Williston Basin.

Our average price for oil and natural gas (before the effects of hedging) decreased 32% and 1,467%, respectively and our average price for NGLs increased 111%.  Our average sales price realized for natural gas for the Combined Current Quarter was negatively impacted by high fixed third-party costs for transportation, gathering and compression services.  These third-party costs sometimes exceed the ultimate price we receive for our natural gas and accordingly can result in negative gas revenues, which occurred in the Combined Current Quarter.  While these negative gas prices adversely affect our total revenues, we have continued to produce our wells in order to sell the associated oil and NGLs from these wells and to meet lease and regulatory requirements.

Lease Operating Expenses.  Our LOE during the Combined Current Quarter were $51 million, a $34 million decrease over the Prior Predecessor Quarter.  This decrease was primarily due to ongoing cost reduction initiatives which were implemented beginning in the third quarter of 2019.

Our lease operating expenses on a BOE basis also decreased when comparing the Combined Current Quarter to the Prior Predecessor Quarter.  LOE per BOE amounted to $5.92 during the Combined Current Quarter, which represents a decrease of $1.59 per BOE (or 21%) from the Prior Predecessor Quarter.  This decrease was mainly due to the overall decrease in LOE discussed above partially offset by lower overall production volumes between periods.

Transportation, Gathering, Compression and Other.  Our TGC expenses during the Combined Current Quarter were $6 million, a $5 million decrease over the Prior Predecessor Quarter.  This decrease mainly relates to lower production volumes between periods.  Additionally, during the Combined Current Quarter, certain oil volumes that are typically transported by pipeline were instead transported by truck.  Trucking fees are recorded as a reduction to the oil price received and not as TGC expense as control transfers prior to transport.

TGC per BOE also decreased when comparing the Combined Current Quarter to the Prior Predecessor Quarter.  TGC per BOE amounted to $0.72 per BOE, which represents a decrease of $0.26 per BOE (or 27%) from the Prior Predecessor Quarter.  This decrease was primarily due to additional volumes being trucked during the Combined Current Quarter as described above, partially offset by lower production volumes between periods.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes during the Combined Current Quarter were $16 million, a $19 million decrease over the Prior Predecessor Quarter, which was primarily due to lower sales revenue between periods.  Our production taxes, however, are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis was 8.4% and 9.1% for the Combined Current Quarter and the Prior Predecessor Quarter, respectively.  Our production tax rate for 2020 was lower than the rate for 2019 due to certain North Dakota wells receiving stripper well status, which reduces the applicable tax rate from 10% to 5% as well as the impact of lower natural gas volumes sold during the Combined Current Quarter on volume-based gas taxes.

Depreciation, Depletion and Amortization.  The components of our DD&A expense were as follows (in thousands):

	Successor	Predecessor	Non-GAAP	Predecessor
	One Month Ended September 30, 2020	Two Months Ended August 31, 2020	Combined Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Depletion	$18,735	$68,331	$87,066	$206,793
Accretion of asset retirement obligations	928	2,094	3,022	2,861
Depreciation	447	815	1,262	1,371
Total	$20,110	$71,240	$91,350	$211,025

DD&A decreased between the Current Predecessor Quarter and the Prior Predecessor Quarter primarily due to $138 million in lower depletion expense, consisting of a $23 million decrease related to lower overall production volumes during the Current Predecessor Quarter, as well as a $115 million decrease related to a lower depletion rate between periods.  On a BOE basis, our overall DD&A rate of $12.43 for the Current Predecessor Quarter was 33% lower than the rate of $18.58 for the Prior Predecessor Quarter.  The primary factors contributing to this lower DD&A rate were impairment write-downs on proved oil and gas properties in the Williston Basin recognized in the first and second quarters of 2020 offset by downward revisions to proved reserves over the last twelve months, which were largely driven by lower commodity prices and development plan changes.  The Successor Period DD&A rate of $6.91 is lower than both Predecessor periods due to the application of fresh start accounting, under which we adjusted the value of our oil and gas properties down to their current fair values.  Refer to the “Fresh Start Accounting” footnote in the condensed consolidated financial statements for more information.

Exploration and Impairment Costs.  The components of our exploration and impairment expense were as follows (in thousands):

	Successor	Predecessor	Non-GAAP	Predecessor
	One Month Ended September 30, 2020	Two Months Ended August 31, 2020	Combined Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Exploration	$4,207	$2,701	$6,908	$8,340
Impairment	-	7,516	7,516	2,550
Total	$4,207	$10,217	$14,424	$10,890

Impairment expense for the Current Predecessor Quarter primarily relates to the write-off of obsolete equipment inventory.  Impairment expense for the Prior Predecessor Quarter primarily relates to the amortization of leasehold costs associated with individually insignificant unproved properties.

General and Administrative Expenses.  We report G&A expenses net of third-party reimbursements and internal allocations.  The components of our G&A expenses were as follows (in thousands):

	Successor	Predecessor	Non-GAAP	Predecessor
	One Month Ended September 30, 2020	Two Months Ended August 31, 2020	Combined Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
General and administrative expenses	$16,618	$28,163	$44,781	$53,473
Reimbursements and allocations	(6,273)	(11,650)	(17,923)	(23,583)
General and administrative expenses, net	10,345	16,513	26,858	29,890
Less: Significant one-time costs (1)	(9,333)	(6,004)	(15,337)	(7,781)
Non-GAAP general and administrative expenses less one-time costs	$1,012	$10,509	$11,521	$22,109
(1)	Includes severance and restructuring charges, cash retention incentives for Predecessor executives and directors and third-party advisory and legal fees related to the Chapter 11 Cases discussed below.

G&A expense before reimbursements and allocations during the Combined Current Quarter decreased $9 million compared to the Prior Predecessor Quarter primarily due to cost reduction initiatives instituted beginning in the third quarter of 2019 and two separate company restructurings in August 2019 and September 2020, resulting in $9 million in lower compensation and $5 million of lower corporate overhead between periods.  In addition, we incurred $7 million of severance and restructuring costs in the Combined Current Quarter, as compared to $8 million of severance and restructuring costs in the Prior Predecessor Quarter.  These decreases were partially offset by $6 million paid to Predecessor executives and directors as cash retention incentives during the Combined Current Quarter and $2 million of third-party advisory and legal fees related to the Chapter 11 Cases that were incurred after the Emergence Date.  The decrease in reimbursements and allocations for the Combined Current Quarter was the result of a lower number of field workers on Whiting-operated properties associated with reduced drilling activity and staffing reductions.

G&A expense per BOE amounted to $3.11 during the Combined Current Quarter, which represents an increase of $0.48 per BOE (or 18%) from the Prior Predecessor Quarter.  This increase was mainly due to the one-time costs discussed above as well as lower overall production volumes between periods.  G&A expense per BOE excluding one-time costs was $1.33 per BOE and $1.95 per BOE, for the Combined Current Quarter and the Prior Predecessor Quarter, respectively.

Derivative (Gain) Loss, Net.  Our commodity derivative contracts are marked to market each quarter with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment to or from the counterparty.  Derivative (gain) loss, net, amounted to a loss of $13 million and a gain of $31 million for the Combined Current Quarter and the Prior Predecessor Quarter, respectively.  These gains and losses relate to our collar and swap commodity derivative contracts and resulted from the upward and downward shifts, respectively, in the futures curve of forecasted commodity prices for crude oil and natural gas during the respective periods.

For more information on our outstanding derivatives refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Successor	Predecessor	Non-GAAP	Predecessor
	One Month Ended September 30, 2020	Two Months Ended August 31, 2020	Combined Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Credit agreements	$1,665	$7,452	$9,118	$3,039
Amortization of debt issue costs, discounts and premiums	371	3,750	4,120	7,973
Other	92	177	269	270
Notes	-	-	-	37,165
Total	$2,128	$11,379	$13,507	$48,447

The decrease in interest expense of $37 million between the Current Predecessor Quarter and the Prior Predecessor Quarter was primarily attributable to lower interest costs incurred on our Senior Notes.  Upon filing of the Chapter 11 Cases on April 1, 2020, we discontinued accruing interest on our Senior Notes, which resulted in a $37 million decrease in note interest expense between periods.  Refer to the “Chapter 11 Emergence” and “Long-Term Debt” footnotes in the condensed consolidated financial statements for more information.

The decrease in note interest expense discussed above was partially offset by a $4 million increase in interest incurred on the Predecessor Credit Agreement between Predecessor periods due to a higher average outstanding balance as well as an additional 2% default interest rate charged on borrowings outstanding for the duration of the Chapter 11 Cases.  Our weighted average borrowings outstanding during the Current Predecessor Quarter were $912 million compared to $108 million for the Prior Predecessor Quarter.

Our weighted average debt outstanding during the Current Predecessor Quarter was $3.3 billion versus $2.9 billion for the Prior Predecessor Quarter.  Our weighted average effective cash interest rate was 1.4% during the Current Predecessor Quarter compared to 5.5% during the Prior Predecessor Quarter due to the discontinuation of interest expense on our Senior Notes beginning in April 2020.

Upon our emergence from the Chapter 11 Cases, we were relieved of all liabilities related to our Senior Notes in exchange for Successor common stock, we repaid all outstanding borrowings and accrued interest on the Predecessor Credit Agreement and we entered into the Exit Credit Agreement.  Our weighted average borrowings outstanding during the Successor Period were $419 million, with a weighted average effective cash interest rate of 4.8%.

Reorganization Items, Net. During the Current Predecessor Quarter, we recognized a net gain of $259 million related to the Chapter 11 Cases consisting of (i) gains from the settlement of certain liabilities, including our Senior Notes, upon consummation of the Plan, (ii) fair value adjustments to adopt fresh start accounting and (iii) professional fees recognized up to the Emergence Date.  Refer to the “Chapter 11 Emergence” and “Fresh Start Accounting” footnotes in the notes to the condensed consolidated financial statements for more information on amounts recorded to reorganization items, net.

Income Tax Benefit.  As a result of pre-tax losses for the first six months of 2019, we transitioned from a net deferred tax liability position to a net deferred tax asset position which resulted in the recognition of a full valuation allowance on our deferred tax assets (“DTAs”) during the second quarter of 2019.  As a result of the full valuation allowance on our U.S. DTAs as of September 30, 2020 and September 30, 2019, we did not recognize any U.S. income tax expense or benefit during the periods presented.  During the Combined Current Quarter, we recorded a tax benefit of $68 million reflecting a reduction in the overall expected Canadian tax liability as a result of a legal entity restructuring we executed during the period.  The remaining $6 million Canadian tax liability is expected to be payable in the fourth quarter of 2020.  Refer to the “Income Taxes” footnote in the notes to the condensed consolidated financial statements for more information on the legal restructuring and related Canadian deferred tax liability.

Our overall effective tax rate of (32.1)% for the Combined Current Quarter was lower than the U.S. statutory income tax rate as a result of the full valuation allowance on our U.S. DTAs as well as the reduction of our overall expected Canadian tax liability discussed above.

Liquidity and Capital Resources

Overview.  At September 30, 2020, the Successor entity had $14 million of unrestricted cash on hand, $400 million of long-term debt and $1.2 billion of shareholders’ equity, while at December 31, 2019, the Predecessor entity had $9 million of cash on hand, $2.8 billion of long-term debt and $4.0 billion of equity.  The decrease in long-term debt and shareholders’ equity between periods primarily relates to adjustments made as a result of the implementation of the Plan and application of fresh start accounting upon emergence from bankruptcy on September 1, 2020, as well as net operating losses incurred during the Current Predecessor YTD Period.  We expect that our liquidity going forward will be primarily derived from cash flows from operating activities, cash on hand and availability under the Exit Credit Agreement and that these sources of liquidity will be sufficient to provide us the ability to fund our operating and development activities and planned capital programs.  We may need to fund acquisitions or pursuits of business opportunities that support our strategy through additional borrowings or the issuance of additional new common stock or other forms of equity.

During the Combined Current YTD Period, we generated $124 million of cash provided by operating activities, a decrease of $397 million from the Prior Predecessor YTD Period.  Cash provided by operating activities between Predecessor periods decreased primarily due to lower realized sales prices and production volumes for oil, NGLs and natural gas, as well as higher reorganization and cash G&A expenses.  These negative factors were partially offset by an increase in cash settlements received on our derivative contracts, lower lease operating expenses, production and ad valorem taxes, cash interest expense and TGC costs between periods.  Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on increases and decreases in certain expenses between periods.  During the Combined Current YTD Period, cash flows from operating activities, $400 million of net borrowings under the Exit Credit Agreement and proceeds from the sale of properties were used to finance the repayment of $912 million of outstanding borrowings under the Predecessor Credit Agreement, $247 million of drilling and development expenditures and the repurchase of $73 million aggregate principal amount of 2020 Senior Convertible Notes in March 2020.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility, which we partially mitigate through the use of commodity hedge contracts.  Oil accounted for 62% and 65% of our total production in the Combined Current YTD Period and the Prior Predecessor YTD Period, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in NGL or natural gas prices.  As of October 30, 2020, we had crude oil derivative contracts covering the sale of 31,000 Bbl, 24,000 Bbl and 13,000 Bbl of oil per day for the remainder of 2020, 2021 and the first nine months of 2022, respectively.  Additionally, we had natural gas derivative contracts covering the sale of 70,000 MMBtu, 64,000 MMBtu and 33,000 MMBtu of natural gas per day through the remainder of 2020, 2021 and 2022, respectively.  For more information on our outstanding derivatives refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements.

Exploration and Development Expenditures.  During the Combined Current YTD Period and the Prior Predecessor YTD Period, we incurred accrual basis exploration and development (“E&D”) expenditures of $189 million and $676 million, respectively.  Of these expenditures, 96% and 99%, respectively, were incurred in our large resource play in the Williston Basin of North Dakota and Montana, where we have focused our development.  Capital expenditures reported in the condensed consolidated statements of cash flows are calculated on a cash basis, which differs from the accrual basis used to calculate the incurred capital expenditures detailed in the table below:

	Successor	Predecessor
	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020	Nine Months Ended September 30, 2019
Capital expenditures, accrual basis	$3,489	$185,363	$675,552
Decrease (increase) in accrued capital expenditures	5,551	53,093	(50,845)
Capital expenditures, cash basis	$9,040	$238,456	624,707

We continually evaluate our capital needs and compare them to our capital resources.  The midpoint of our 2020 E&D budget range is $215 million, which we expect to fund with net cash provided by operating activities and cash on hand. This represents a substantial decrease from the $778 million incurred on E&D expenditures during 2019 in response to the significantly lower crude oil prices experienced during the first half of 2020 and our plan to more closely align our capital spending with cash flows generated from operations.  Currently, we anticipate a similar level of capital spending in 2021 as we incurred in 2020, which we expect to fund with net cash provided by operating activities.  Our level of E&D expenditures is largely discretionary, although a portion of our E&D expenditures are for non-operated properties where we have limited control over the timing and amount of such expenditures, and the amount of funds we devote to any particular activity may increase or decrease significantly depending on commodity prices, cash flows, available opportunities and development results, among other factors.  We believe that we have sufficient liquidity and capital resources to execute our development plan over the next 12 months.  With our expected cash flow streams, commodity price hedging strategies, current liquidity levels (primarily consisting of availability under the Exit Credit Agreement) and flexibility to modify future capital expenditure programs, we expect to fund all planned capital programs, comply with our debt covenants and meet other obligations that may arise from our oil and gas operations.

Exit Credit Agreement.  On September 1, 2020, Whiting Petroleum Corporation, as parent guarantor, and Whiting Oil and Gas, as borrower, entered into the Exit Credit Agreement with a syndicate of banks.  As of September 30, 2020, the Exit Credit Agreement had a borrowing base and aggregate commitments of $750 million.  As of September 30, 2020, we had $348 million of available borrowing capacity under the Exit Credit Agreement, which was net of $400 million of borrowings outstanding and $2 million in letters of credit outstanding.

The borrowing base under the Exit Credit Agreement is determined at the discretion of the lenders, based on the collateral value of our proved reserves that have been mortgaged to such lenders, and is subject to initial redetermination on April 1, 2021, regular redeterminations on April 1 and October 1 of each year thereafter, as well as special redeterminations described in the Exit Credit Agreement, in each case which may increase or decrease the amount of the borrowing base.  Additionally, we can increase the aggregate commitments by up to an additional $750 million, subject to certain conditions.

A portion of the revolving credit facility in an aggregate amount not to exceed $50 million may be used to issue letters of credit for the account of Whiting Oil and Gas or our other designated subsidiaries.  As of September 30, 2020, $48 million was available for additional letters of credit under the Exit Credit Agreement.

The Exit Credit Agreement provides for interest only payments until maturity on April 1, 2024, when the agreement terminates and all outstanding borrowings are due. In addition, the Exit Credit Agreement provides for certain mandatory prepayments, including if our cash balances are in excess of approximately $75 million on any given week, such excess must be utilized to repay borrowings under the Exit Credit Agreement.  Interest under the Exit Credit Agreement accrues at our option at either (i) a base rate for a base rate loan plus a margin between 1.75% and 2.75% based on the ratio of outstanding borrowings and letters of credit to the lower of the current borrowing base or total commitments, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR rate plus 1.0% per annum, or (ii) an adjusted LIBOR rate for a eurodollar loan plus a margin between 2.75% and 3.75% based on the ratio of outstanding borrowings and letters of credit to the lower of the current borrowing base or total commitments.  Additionally, we incur commitment fees of 0.5% on the unused portion of the aggregate commitments of the lenders under the Exit Credit Agreement, which fees are included as a component of interest expense.

The Exit Credit Agreement contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of our lenders.  Except for limited exceptions, the Exit Credit Agreement also restricts the Company’s ability to make any dividend payments or distributions on its common stock prior to September 1, 2021, and thereafter only to the extent that the Company has distributable free cash flow and (i) at least 20% of available borrowing capacity, (ii) a consolidated net leverage ratio of less than or equal to 2.0 to 1.0, (iii) does not have a borrowing base deficiency and (iv) is not in default under the Exit Credit Agreement..  These restrictions apply to all of our restricted subsidiaries (as defined in the Exit Credit Agreement).  The Exit Credit Agreement requires us, as of the last day of any quarter to maintain commodity hedges covering a minimum of 65% of our projected production for the succeeding twelve months, and 35% of our projected production for the next succeeding twelve months.  The Exit Credit Agreement also requires us, as of the last day of any quarter beginning with the quarter ending December 31, 2020, to maintain the following ratios (as defined in the Exit Credit Agreement): (i) a consolidated current assets to consolidated current liabilities ratio of not less than 1.0 to 1.0 and (ii) a total debt to last four quarters’ EBITDAX ratio of not greater than 3.5 to 1.0.  For further information on the loan security related to the Exit Credit Agreement, refer to the “Long-Term Debt” footnote in the notes to the condensed consolidated financial statements.

Senior Notes.  Upon emergence from the Chapter 11 Cases on September 1, 2020, we issued 36,817,630 shares of the Successor’s common stock to the holders of all our senior notes in settlement of the outstanding principal and related accrued interest.  Upon such settlement, we no longer have any senior notes outstanding.  Refer to the “Fresh Start Accounting” footnote in the condensed consolidated financial statements for more information.

Contractual Obligations and Commitments

Schedule of Contractual Obligations.  The following table summarizes our obligations and commitments as of September 30, 2020 to make future payments under certain contracts, aggregated by category of contractual obligation, for the time periods specified below.  This table does not include amounts payable under contracts where we cannot predict with accuracy the amount and timing of such payments, including any amounts we may be obligated to pay under our derivative contracts, as such payments are dependent on the price of crude oil in effect at the time of settlement, and any penalties that may be incurred for underdelivery under our physical delivery contracts.  For further information on these contracts refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements and “Delivery Commitments” in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2019.

	Payments due by period
	(in thousands)
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Long-term debt (1)	$400,328	$-	$-	$400,328	$-
Cash interest expense on debt (2)	67,584	19,287	38,574	9,723	-
Asset retirement obligations (3)	127,690	8,429	35,410	11,390	72,461
Operating leases (4)	25,978	1,471	7,141	6,114	11,252
Finance leases (4)	21,168	1,487	10,248	7,048	2,385
Pipeline transportation agreements (5)	13,306	6,402	5,810	1,094	-
Total	$656,054	$37,076	$97,183	$435,697	$86,098
(1)	Long-term debt consists of the outstanding borrowings under the Exit Credit Agreement. The Exit Credit Agreement matures on April 1, 2024.
(2)	Cash interest expense on the Exit Credit Agreement is estimated assuming no further principal borrowings or repayments through the April 1, 2024 maturity date and a fixed interest rate of 4.4%. Commitment fees on the Exit Credit Agreement are estimated assuming no further principal borrowings or repayments or changes to commitments through the April 1, 2024 maturity date.
(3)	Asset retirement obligations represent the present value of estimated amounts expected to be incurred in the future to plug and abandon oil and gas wells, remediate oil and gas properties and dismantle their related plants and facilities.

(4)	We have operating and finance leases for corporate and field offices, pipeline and midstream facilities and automobiles. The obligations reported above represent our minimum financial commitments pursuant to the terms of these contracts, however our actual expenditures under these contracts may exceed the minimum commitments presented above. Refer to the “Leases” footnote in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019 for more information on these leases.
(5)	Our pipeline transportation agreements consist of contracts through 2024 with various third parties to facilitate the delivery of our produced oil, gas and NGLs to market. These contracts require either fixed monthly reservation fees or commitments to deliver minimum volumes at fixed rates in exchange for dedicated pipeline capacity. If minimum volume commitments are not met, we are required to pay any deficiencies at the prices stipulated in the contracts. The obligations reported above represent our minimum financial commitments pursuant to the terms of these contracts, however, our actual expenditures under these contracts may exceed the minimum commitments presented above.

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

Based on current oil and natural gas prices and anticipated levels of production, we believe that the estimated net cash generated from operations, together with cash on hand and available borrowings under the Exit Credit Agreement, will be adequate to meet future liquidity needs, including funding our operating and development activities.

Critical Accounting Policies and Estimates

Information regarding critical accounting policies and estimates is contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  The following is a material update to such critical accounting policies and estimates:

Reorganization and Fresh Start Accounting.  Effective April 1, 2020, as a result of the filing of the Chapter 11 Cases we began accounting and reporting according to FASB ASC Topic 852 – Reorganizations (“ASC 852”), which specifies the accounting and financial reporting requirements for entities reorganizing through chapter 11 bankruptcy proceedings.  These requirements include distinguishing transactions associated with the reorganization and implementation of the plan of reorganization separate from activities related to ongoing operations of the business.  Additionally upon emergence from the Chapter 11 Cases, ASC 852 requires us to allocate our reorganization value to our individual assets based on their estimated fair values, resulting in a new entity for financial reporting purposes.  After the Emergence Date, the accounting and reporting requirements of ASC 852 are no longer applicable and have no impact on the Successor periods.

Effects of Inflation and Pricing

As commodity prices began to recover during 2018 and 2019 from previous lows, the cost of oil field goods and services also rose.  Although commodity prices have declined sharply during the first part of 2020, the costs of oil field goods and services were slower to decline in response. The oil and gas industry is very cyclical, and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and not adjust downward in proportion to prices.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, depletion expense, impairment assessments of oil and gas properties and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase in the near term, higher demand in the industry could result in increases in the costs of materials, services and personnel.

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

These risks and uncertainties include, but are not limited to: risks associated with our emergence from the chapter 11 bankruptcy; declines in, or extended periods of low oil, NGL or natural gas prices; our level of success in exploration, development and production activities; risks related to our level of indebtedness, our ability to comply with debt covenants, periodic redeterminations of the borrowing base under the Exit Credit Agreement and our ability to generate sufficient cash flows from operations to service our indebtedness; our ability to generate sufficient cash flows from operations to meet the internally funded portion of our capital expenditures budget; our ability to obtain external capital to finance exploration and development operations; negative impacts from outbreaks of communicable diseases, including the COVID-19 pandemic; our inability to access oil and gas markets due to market conditions or operational impediments, including any court rulings which may result in the inability to transport oil on the Dakota Access Pipeline; negative impacts from litigation and legal proceedings, including ongoing claims in connection with the chapter 11 bankruptcy; the impact of negative shifts in investor sentiment towards the oil and gas industry; impacts resulting from the allocation of resources among our strategic opportunities; the geographic concentration of our operations; impacts to financial statements as a result of impairment write-downs and other cash and noncash charges; federal and state initiatives relating to the regulation of hydraulic fracturing and air emissions; revisions to reserve estimates as a result of changes in commodity prices, regulation and other factors; inaccuracies of our reserve estimates or our assumptions underlying them; the timing of our exploration and development expenditures; risks relating to decreases in our credit rating; market availability of, and risks associated with, transport of oil and gas; our ability to successfully complete asset dispositions and the risks related thereto; our ability to drill producing wells on undeveloped acreage prior to its lease expiration; shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and completion services; weakened differentials impacting the price we receive for oil and natural gas; risks relating to any unforeseen liabilities of ours; the impacts of hedging on our results of operations; adverse weather conditions that may negatively impact development or production activities; uninsured or underinsured losses resulting from our oil and gas operations; lack of control over non-operated properties; failure of our properties to yield oil or gas in commercially viable quantities; the impact and costs of compliance with laws and regulations governing our oil and gas operations; the potential impact of changes in laws that could have a negative effect on the oil and gas industry; impacts of local regulations, climate change issues, negative public perception of our industry and corporate governance standards; our ability to replace our oil and natural gas reserves; unforeseen underperformance of or liabilities associated with acquired properties or other strategic partnerships or investments; competition in the oil and gas industry; any loss of our senior management or technical personnel; cybersecurity attacks or failures of our telecommunication and other information technology infrastructure; and other risks described under the caption “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the period ended December 31, 2019.  We assume no obligation, and disclaim any duty, to update the forward-looking statements in this Quarterly Report on Form 10-Q.

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

Crude Oil and Natural Gas Collars and Swaps.  Our hedging portfolio currently consists of crude oil and natural gas collars and swaps.  Refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements for a description and list of our outstanding derivative contracts at September 30, 2020.

Our collar contracts have the effect of providing a protective floor, while allowing us to share in upward pricing movements up to the ceiling price.  Our swap contracts entitle us to receive settlement from the counterparty in amounts, if any, by which the settlement price for the applicable calculation period is less than the fixed price, or to pay the counterparty if the settlement price for the applicable calculation period is more than the fixed price.  The fair value of our oil derivative positions at September 30, 2020 was a net liability of $1 million.  A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of September 30, 2020 would cause an increase of $51 million or a decrease of $46 million, respectively, in this fair value liability.  The fair value of our natural gas contracts was a net liability of $8 million.  A hypothetical upward or downward shift of 10% per MMBtu in the NYMEX forward curve for natural gas as of September 30, 2020 would cause an increase or decrease, respectively, of $10 million in this fair value liability.

While these collars and fixed-price swaps are designed to decrease our exposure to downward price movements, they also have the effect of limiting the benefit of price increases above the ceiling with respect to the collars and upward price movements generally with respect to the fixed-price swaps.

Interest Rate Risk

Market risk is estimated as the change in fair value resulting from a hypothetical 100 basis point change in the interest rate on the outstanding balance under the Exit Credit Agreement.  The Exit Credit Agreement allows us to fix the interest rate for all or a portion of the principal balance for a period up to one month.  To the extent that the interest rate is fixed, interest rate changes affect the instrument’s fair market value but do not impact results of operations or cash flows.  Conversely, for the portion of the Exit Credit Agreement that has a floating interest rate, interest rate changes will not affect the fair market value but will impact future results of operations and cash flows.  At September 30, 2020, our outstanding principal balance under the Exit Credit Agreement was $400 million, and the weighted average interest rate on the outstanding principal balance was 4.3%.  At September 30, 2020, the carrying amount approximated fair market value.  Assuming a constant debt level of $400 million, the cash flow impact resulting from a 100 basis point change in interest rates during periods when the interest rate is not fixed would be $4 million over a 12-month time period.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2020.  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  The following is a material update to such risk factors:

We recently emerged from bankruptcy, which may adversely affect our business and relationships.

It is possible that our having filed for bankruptcy and our recent emergence from the voluntary cases under chapter 11 of the Bankruptcy Code (the “Chapter 11 Cases”) may adversely affect our business and relationships with customers, vendors, contractors, employees or suppliers. Due to uncertainties, many risks exist, including the following:

●	key suppliers, vendors or other contract counterparties may terminate their relationships with us, require additional financial assurances or enhanced performance from us or pursue unreasonable fee increases for their goods or services;
●	our ability to renew existing contracts and compete for new business may be adversely affected;
●	our ability to attract, motivate and/or retain key employees and executives may be adversely affected;
●	landowners may not be willing to lease acreage to us; and
●	competitors may take business away from us and our ability to attract and retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation.  We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations in the future.

Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information as a result of the implementation of our chapter 11 plan of reorganization (the “Plan”) and the transactions contemplated thereby.

In connection with the disclosure statement we filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from the Chapter 11 Cases.  Those projections were prepared solely for the purpose of bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors.  At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize.  Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections.  As a result, investors should not rely on these projections.

Our historical financial information may not be indicative of future financial performance.

Our capital structure was significantly impacted by the Plan.  Under fresh start accounting rules that applied to us upon the Emergence Date, assets and liabilities were adjusted to fair values.  Accordingly, because fresh start accounting rules applied, our financial condition and results of operations following emergence from the Chapter 11 Cases will not be comparable to the financial condition and results of operations reflected in our historical financial statements.

Upon our emergence from the Chapter 11 Cases, the composition of our board of directors changed significantly.

Pursuant to the Plan, the composition of our board of directors (the “Board”) changed significantly. Upon emergence, our Board consists of seven directors, none of whom served on the Board prior to our emergence from the Chapter 11 Cases.  The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on our Board and, thus, may have different views on the issues that will determine our future.  There is no guarantee that our new Board will pursue, or will pursue in the same manner, our current strategic plans.  As a result, the future strategy and our plans may differ materially from those of the past.

The market price of our securities is subject to volatility.

Upon our emergence from the Chapter 11 Cases, our old common stock was cancelled and we issued new common stock.  The market price of our new common stock could be subject to wide fluctuations in response to, and the level of trading that develops with our new common stock may be affected by, numerous factors, many of which are beyond our control.  These factors include, among other things, our new capital structure as a result of the transactions contemplated by the Plan, our limited trading history subsequent to our emergence from bankruptcy, our limited trading volume, the lack of comparable historical financial information due to our adoption of fresh start accounting, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Part II, Item 1A of this Quarterly Report on Form 10-Q.

The exercise of all or any number of outstanding Warrants, the issuance of stock-based awards or the issuance of our common stock to settle the claims of general unsecured claimants may dilute your holding of shares of our common stock.

As of the date of filing this report, we have outstanding Warrants (as defined in the “Shareholders’ Equity” footnote in the notes to the condensed consolidated financial statements under the heading “Warrants,” which is incorporated herein by reference) to purchase approximately 7.3 million shares of our common stock at average exercise prices of either $73.44 or $83.45 per share.  In addition, as of September 30, 2020, approximately 3.8 million shares of our common stock remained available for grant under the Whiting Petroleum Corporation 2020 Equity Incentive Plan. We also reserved approximately 3.0 million shares of our common stock for potential future distribution to certain general unsecured claimants whose claim values are currently pending resolution in the Bankruptcy Court. The exercise of equity awards, including any stock options that we may grant in the future and the Warrants, the sale of shares of our common stock underlying any such options or Warrants, and the issuance of our common stock to general unsecured claimants could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares.

The ability to attract and retain key personnel is critical to the success of our business and may be affected by our emergence from the Chapter 11 Cases.

The success of our business depends on key personnel.  The ability to attract and retain these key personnel may be difficult in light of our emergence from the Chapter 11 Cases, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances.  We may need to enter into retention or other arrangements that could be costly to maintain.  If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.

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

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices.  The price we receive for our oil, NGL and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  The prices we receive for our production depend on numerous factors beyond our control, including, but not limited to, the following:

●	changes in regional, domestic and global supply and demand for oil and natural gas;
●	the level of global oil and natural gas inventories and storage capacity;
●	the occurrence or threat of epidemic or pandemic diseases, such as the coronavirus (“COVID-19”) pandemic, or any government response to such occurrence or threat;
●	the actions of the Organization of Petroleum Exporting Countries (“OPEC”);
●	proximity, capacity and availability of oil and natural gas pipelines and other transportation facilities, including any court rulings which may result in the inability to transport oil on the Dakota Access Pipeline;
●	the price and quantity of imports of oil and natural gas;
●	market demand and capacity limitations on exports of oil and natural gas;

●	political and economic conditions, including embargoes and sanctions, in oil-producing countries or affecting other oil-producing activity, such as the U.S. imposed sanctions on Venezuela and Iran and conflicts in the Middle East;
●	developments relating to North American energy infrastructure, including legislative, regulatory and court actions that may impact such infrastructure and other developments that may cause short- or long-term capacity constraints;
●	the level of global oil and natural gas exploration and production activity;
●	the effects of global conservation and sustainability measures;
●	the effects of the global and domestic economies, including the impact of expected growth, access to credit and financial and other economic issues;
●	weather conditions;
●	technological advances affecting energy consumption;
●	current and anticipated changes to domestic and foreign governmental regulations, such as regulation of oil and natural gas gathering and transportation, including those that may arise as a result of the U.S. Presidential election;
●	the price and availability of competitors’ supplies of oil and natural gas;
●	basis differentials associated with market conditions, the quality and location of production and other factors;
●	acts of terrorism;
●	the price and availability of alternative fuels; and
●	acts of force majeure.

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

Oil prices declined sharply during the first half of 2020 primarily in response to Saudi Arabia’s announcement of plans to abandon previously agreed upon output restraints and the economic effects of the COVID-19 pandemic on the demand for oil and natural gas.  Substantial and extended declines in oil, NGL and natural gas prices have resulted and may continue to result in impairments of our proved oil and gas properties or undeveloped acreage and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to finance planned capital expenditures.  To the extent commodity prices received from production are insufficient to fund planned capital expenditures, we will be required to reduce spending, borrow under Whiting Oil and Gas’ credit agreement (the “Exit Credit Agreement”) or sell assets.  Lower commodity prices may reduce the amount of our borrowing base under the Exit Credit Agreement, which is determined at the discretion of our lenders based on the collateral value of our proved reserves that have been mortgaged to the lenders, and is subject to regular redeterminations on April 1 and October 1 of each year, as well as special redeterminations described in the Exit Credit Agreement.  Upon a redetermination, if total outstanding credit exposure exceeds the redetermined borrowing base, we could be forced to repay borrowings under the Exit Credit Agreement.

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

On March 25, 2020, the U.S. District Court for D.C. found that the U.S. Army Corps of Engineers had violated the National Environmental Policy Act when it granted an easement relating to a portion of the DAPL because it had failed to conduct an environmental impact statement; as a result, in an order issued July 6, 2020, the court directed that the DAPL be shut down and emptied of oil by August 5, 2020.  On August 5, 2020, the U.S. Court of Appeals for the D.C. Circuit granted a stay of the portion of the order directing the shutdown of the DAPL.  The stay allows the DAPL to continue to operate until a further ruling is made.  We cannot provide any assurance as to the ultimate outcome of the litigation and it is possible the DAPL may be required to be shut down as a result of such litigation.  In August, we expect to transport approximately 40% of our crude oil volumes through the DAPL.  The disruption of transportation as a result of the DAPL being shut down could negatively impact our ability to achieve the most favorable prices for our crude oil production, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The Exit Credit Agreement contains various covenants limiting the discretion of our management in operating our business.

The Exit Credit Agreement contains various restrictive covenants that may limit our management’s discretion in certain respects.  In particular, these agreements limit our and our subsidiaries’ ability to, among other things:

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

The Exit Credit Agreement requires us, as of the last day of any quarter to maintain commodity hedges covering a minimum of 65% of our projected production for the succeeding twelve months, and 35% of our projected production for the next succeeding twelve months.  In addition, the Exit Credit Agreement requires us, as of the last day of any quarter beginning with the quarter ending December 31, 2020, to maintain the following ratios (as defined in the Exit Credit Agreement): (i) a consolidated current assets to consolidated current liabilities ratio of not less than 1.0 to 1.0 and (ii) a total debt to last four quarters’ EBITDAX ratio of not greater than 3.5 to 1.0.  Factors that may adversely affect our ability to comply with these covenants include oil or natural gas price declines, lack of liquidity in property and capital markets and our inability to execute on our development plan.

Moreover, the borrowing base limitation on the Exit Credit Agreement is redetermined on April 1 and October 1 of each year, and may be the subject of special redeterminations described in the Exit Credit Agreement based on an evaluation of our oil and gas reserves.  Because oil and gas prices are principal inputs into the valuation of our reserves, if oil and gas prices decline, our borrowing base could be reduced at the next redetermination date or during future redeterminations.  Upon a redetermination, if total outstanding credit exposure exceeds the redetermined borrowing base, we will be required to prepay outstanding borrowings under the Exit Credit Agreement.

We may be negatively impacted by litigation and legal proceedings, including ongoing claims in connection with the Chapter 11 Cases.

We are subject from time to time, and in the future may become subject, to litigation claims.  These claims and legal proceedings are typically claims that arise in the normal course of business and include, without limitation, claims relating to environmental, safety and health matters, commercial or contractual disputes with suppliers and customers, claims regarding ownership of mineral interests, including from royalty owners, claims regarding acquisitions and divestitures, regulatory matters and employment and labor matters.  We may also become subject to governmental or regulatory proceedings.  The outcome of such claims and legal proceedings cannot be predicted with certainty and some may be disposed of unfavorably to us.  In addition, the claims resolutions process in connection with the Chapter 11 Cases is ongoing and certain of these claims remain subject to the jurisdiction of the Bankruptcy Court.  To the extent that these legal proceedings result in claims being allowed against us, such claims will be satisfied through the issuance of shares of our common stock, except as noted herein.  As a result, we have not established reserves within our liabilities in connection with these claims.  However, as discussed in more detail in the “Commitments and Contingencies” footnote in the notes to the condensed consolidated financial statements under the heading “Chapter 11 Cases,” it is possible with respect to certain claims that the ultimate outcome of the legal proceedings may result in the contracts not being treated as rejected or the amounts at issue being treated as administrative claims by the Bankruptcy Court, either of which could require us to make cash payments to resolve claims instead of issuing shares of our common stock or require us to establish reserves and accrue liabilities with respect to such claims at a future date.  We also may not have insurance that covers such claims and legal proceedings.  Successful claims or litigation against us for significant amounts could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.  Further, even if successful in resolving a claim or legal proceeding, such process could require the attention of members of our senior management, reducing the time they have available to devote to managing our business, and require us to incur substantial legal expenses.

Our ability to use our net operating loss carryforwards (“NOLs”) in future periods may be limited.

As of December 31, 2019, we had U.S. federal NOLs of $3.4 billion, the majority of which will expire between 2023 and 2037, if not limited by triggering events prior to such time.  Under the provisions of the Internal Revenue Code (“IRC”), changes in our ownership, in certain circumstances, will limit the amount of U.S. federal NOLs that can be utilized annually in the future to offset taxable income.  In particular, Section 382 of the IRC imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership.  As a result of the chapter 11 reorganization and related transactions, we experienced an ownership change within the meaning of IRC Section 382 that subjected certain of our tax attributes, including NOLs, to an IRC Section 382 limitation.  Calculations pursuant to Section 382 of the IRC can be very complicated and no assurance can be given that upon further analysis, our ability to take advantage of our NOLs may be limited to a greater extent than we currently anticipate.  If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully, which could have a negative impact on our financial position and results of operations.  Additionally, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs.

Item 6.    Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
(2)

Joint Chapter 11 Plan of Reorganization of Whiting Petroleum Corporation and its Debtor Affiliates (incorporated by reference to Exhibit A of the Order Confirming the Joint Chapter 11 Plan of Reorganization, filed as Exhibit 2 to Whiting’s Current Report on Form 8-K filed on August 17, 2020)

(3.1)

Amended and Restated Certificate of Incorporation of Whiting Petroleum Corporation [Incorporated by reference to Exhibit 3.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 1, 2020 (File No. 001-31899)].

(3.2)

Second Amended and Restated By-laws of Whiting Petroleum Corporation [Incorporated by reference to Exhibit 3.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 1, 2020 (File No. 001-31899)].

(10.1)

Whiting Petroleum Corporation 2020 Equity Incentive Plan [Incorporated by reference to Exhibit 10.4 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 1, 2020 (File No. 001-31899)].

(10.2)

Credit Agreement dated as of September 1, 2020, by and among Whiting Petroleum Corporation, as parent guarantor, Whiting Oil and Gas Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties party thereto [Incorporated by reference to Exhibit 10.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 1, 2020 (File No. 001-31899)].

(10.3)	Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 1, 2020 (File No. 001-31899)].

(10.4)

Amendment to Employment Agreement and General Release, by and between Whiting Petroleum Corporation and Bruce R. DeBoer, dated September 10, 2020 [Incorporated by reference to Exhibit 10 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 11, 2020 (File No. 001-31899)].

(10.5)

Series A Warrant Agreement dated as of September 1, 2020, by and among Whiting Petroleum Corporation, Computershare Inc. and Computershare Trust Company, N.A [Incorporated by reference to Exhibit 10.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 1, 2020 (File No. 001-31899)].

(10.6)

Series B Warrant Agreement dated as of September 1, 2020, by and among Whiting Petroleum Corporation, Computershare Inc. and Computershare Trust Company, N.A. [Incorporated by reference to Exhibit 10.3 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 1, 2020 (File No. 001-31899)].

(10.7)

Employment Agreement, by and between Whiting Petroleum Corporation and Lynn A. Peterson, dated September 1, 2020 [Incorporated by reference to Exhibit 10.5 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 1, 2020 (File No. 001-31899)].

(10.8)

Employment Agreement, by and between Whiting Petroleum Corporation and James P. Henderson, dated September 1, 2020 [Incorporated by reference to Exhibit 10.6 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 1, 2020 (File No. 001-31899)].

(10.9)

Amendment to Employment Agreement, by and between Whiting Petroleum Corporation and Correne S. Loeffler, dated September 1, 2020 [Incorporated by reference to Exhibit 10.7 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 1, 2020 (File No. 001-31899)].

(10.10)	Employment Agreement, by and between Whiting Petroleum Corporation and Charles J. Rimer, dated September 1, 2020.

(10.11)

Amendment to Employment Agreement, by and between Whiting Petroleum Corporation and Bradley J. Holly, dated August 13, 2020 [Incorporated by reference to Exhibit 10.8 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on August 17, 2020 (File No. 001-31899)].

(10.12)	Summary of Non-Employee Director Compensation for Whiting Petroleum Corporation.

(10.13)	Form of Restricted Stock Unit Award Agreement (Officer Time Vesting) pursuant to the Whiting Petroleum Corporation 2020 Equity Incentive Plan.

(10.14)	Form of Restricted Stock Unit Award Agreement (Officer Stock Price Performance Vesting) pursuant to the Whiting Petroleum Corporation 2020 Equity Incentive Plan.

(10.15)	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) pursuant to the Whiting Petroleum Corporation 2020 Equity Incentive Plan.

(31.1)	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

(32.1)	Written Statement of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Written Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(99)

Order Confirming Joint Chapter 11 Plan of Reorganization of Whiting Petroleum Corporation [Incorporated by reference to Exhibit 99.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on August 17, 2020 (File No. 001-31899)].

(101)

The following materials from Whiting Petroleum Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity (Deficit) and (v) Notes to Condensed Consolidated Financial Statements.  The instance document does not appear in the interactive data file because its XBRL tags are embedded within the iXBRL document.

(104)

Cover Page Interactive Data File (formatted as Inline XBRL) – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the iXBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of November, 2020.

WHITING PETROLEUM CORPORATION

By	/s/ Lynn A. Peterson
Lynn A. Peterson
President and Chief Executive Officer

By	/s/ James P. Henderson
James P. Henderson
Executive Vice President, Finance and Chief Financial Officer

By	/s/ Sirikka R. Lohoefener
Sirikka R. Lohoefener
Vice President, Accounting and Controller