Form 10-K
period 2020-12-31
WHITING PETROLEUM CORP
filed 2021-02-25
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☒    No  ☐

Aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2020:  $102,673,000.

Number of shares of the registrant’s common stock outstanding at February 17, 2021: 39,000,022 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

We have included below the definitions for certain terms used in this Annual Report on Form 10-K:

“ASC” Accounting Standards Codification.

“Bankruptcy Code” Title 11 of the United States Code.

“Bankruptcy Court” United States Bankruptcy Court for the Southern District of Texas.

“Basis Swap” A derivative instrument that guarantees a fixed price differential to NYMEX at a specified delivery point.  We receive the difference between the floating market price differential and the fixed price differential from the counterparty if the floating market differential is greater than the fixed price differential for the hedged commodity.  We pay the difference between the floating market price differential and the fixed price differential to the counterparty if the fixed price differential is greater than the floating market differential for the hedged commodity.

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

“turn-in-line” or “TIL” To turn a drilled and completed well online to begin sales.

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

PART I

Item 1.       Business

Overview

We are an independent oil and gas company engaged in development, production and acquisition activities primarily in the Rocky Mountains region of the United States where we are focused on developing our large resource play in the Williston Basin of North Dakota and Montana.

On April 1, 2020, we and certain of our subsidiaries (collectively, the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of the Bankruptcy Code.  On June 30, 2020, the Debtors filed the Joint Chapter 11 Plan of Reorganization of Whiting Petroleum Corporation and its Debtor affiliates (as amended, modified, and supplemented, the “Plan”).  On August 14, 2020, the Bankruptcy Court confirmed the Plan and on September 1, 2020 (the “Emergence Date”), the Debtors satisfied all conditions required for Plan effectiveness and emerged from the Chapter 11 Cases.  Upon emergence, we adopted fresh start accounting in accordance with FASB ASC Topic 852 – Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through chapter 11 bankruptcy proceedings.  The application of fresh start accounting resulted in a new basis of accounting and us becoming a new entity for financial reporting purposes.  As a result of the implementation of the Plan and the application of fresh start accounting, the consolidated financial statements after the Emergence Date are not comparable to the consolidated financial statements before that date and the historical financial statements on or before the Emergence Date are not a reliable indicator of our financial condition and results of operations for any period after our adoption of fresh start accounting.  Refer to the “Fresh Start Accounting” footnote in the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for more information.  References to “Successor” refer to the Whiting entity and its financial position and results of operations after the Emergence Date.  References to “Predecessor” refer to the Whiting entity and its financial position and results of operations on or before the Emergence Date.

Since our inception, we have built a strong asset base through a combination of property acquisitions, development of proved reserves and exploration activities.  Our current operations and capital programs are focused on drilling opportunities and on the development of previously acquired properties, specifically on projects that we believe provide the greatest potential for repeatable success, while selectively pursuing acquisitions that complement our existing core properties.  As a result of the sharp decline in commodity prices during 2020 as well as our chapter 11 reorganization, we significantly reduced our level of capital spending during 2020 to more closely align with our reduced cash flows from operating activities.  We concentrated our capital program on projects that we expect to generate acceptable rates of return in the current price environment.  We continually evaluate our property portfolio and sell properties when we believe that the sales price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own, such as the activity discussed below under “Acquisitions and Divestitures.”

As of December 31, 2020, our estimated proved reserves totaled 260.2 MMBOE and our 2020 average daily production was 98.6 MBOE/d.

The following table summarizes by core area, our estimated proved reserves as of December 31, 2020 with the corresponding pre-tax PV10% values, our fourth quarter 2020 average daily production rates, and our total standardized measure of discounted future net cash flows as of December 31, 2020:

	Proved Reserves (1)
						Pre-Tax	4th Quarter 2020
			Natural			PV10%	Average Daily
	Oil	NGLs	Gas	Total	%	Value (2)	Production
Core Area	(MMBbl)	(MMBbl)	(Bcf)	(MMBOE)	Oil	(in millions)	(MBOE/d)
North Dakota & Montana	154.2	44.7	281.1	245.8	63%	$1,113	83.2
Colorado	5.9	1.5	15.8	10.0	59%	56	8.2
Other (3)	3.1	0.2	6.7	4.4	70%	28	0.3
Total	163.2	46.4	303.6	260.2	63%	$1,197	91.7
Discounted future income tax expense						(6)
Standardized measure of discounted future net cash flows						$1,191
(1)	Oil and gas reserve quantities and related discounted future net cash flows have been derived from a WTI oil price of $39.57 per Bbl and a Henry Hub gas price of $1.99 per MMBtu, which were calculated using an average of the first-day-of-the-month price for each month within the 12 months ended December 31, 2020 as required by current SEC and FASB guidelines.

(2)	Pre-tax PV10% may be considered a non-GAAP financial measure as defined by the SEC and is derived from the standardized measure of discounted future net cash flows (the “Standardized Measure”), which is the most directly comparable GAAP financial measure. Pre-tax PV10% is computed on the same basis as the Standardized Measure but without deducting future income taxes. We believe pre-tax PV10% is a useful measure for investors when evaluating the relative monetary significance of our oil and natural gas properties. We further believe investors may utilize our pre-tax PV10% as a basis for comparison of the relative size and value of our proved reserves to other companies because many factors that are unique to each individual company impact the amount of future income taxes to be paid. Our management uses this measure when assessing the potential return on investment related to our oil and gas properties and acquisitions. However, pre-tax PV10% is not a substitute for the Standardized Measure. Our pre-tax PV10% and Standardized Measure do not purport to present the fair value of our proved oil, NGL and natural gas reserves.
(3)	Primarily includes non-core oil and gas properties located in Arkansas, Mississippi, New Mexico, Texas and Wyoming.

During 2020, we incurred $209 million in exploration and development (“E&D”) expenditures, which consisted of $185 million incurred by the Predecessor and $24 million incurred by the Successor, and includes $208 million for the drilling and completion of 54 gross (30.4 net) wells.

Our current 2021 E&D budget is a range of $228 million to $252 million, which we expect to fund with net cash provided by operating activities and cash on hand.  Our level of E&D expenditures is largely discretionary, although a portion of our E&D expenditures are for non-operated properties where we have limited control over the timing and amount of such expenditures, and the amount of funds we devote to any particular activity may increase or decrease significantly depending on commodity prices, cash flows, available opportunities and development results, among other factors.  To the extent net cash provided by operating activities is higher or lower than currently anticipated, we would generate more or less free cash flow than we currently anticipate, adjust our E&D budget accordingly or adjust borrowings outstanding under our credit facility.

Acquisitions and Divestitures

2020 Acquisitions and Divestitures.  In January 2020, we completed the divestiture of our interests in 30 non-operated, producing oil and gas wells and related undeveloped acreage located in McKenzie County, North Dakota for aggregate sales proceeds of $25 million (before closing adjustments).  The divested properties consisted of less than 1% of our estimated proved reserves as of December 31, 2019 and 1% of our average daily production for the year ended December 31, 2019.

There were no significant acquisitions during the year ended December 31, 2020.

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

Business Strategy

Our goal is to generate meaningful growth in shareholder value through the development, production and acquisition of oil and gas projects with attractive rates of return on invested capital.  Specifically, we have focused, and plan to continue to focus, on the following:

Efficiently Developing and Producing our Existing Properties.  The development of our large resource play at our Williston Basin project in North Dakota and Montana continues to be our central objective.  We have assembled approximately 729,700 gross (478,400 net) developed and undeveloped acres in this area.  During 2020, we completed and brought online 46 gross (27.6 net) operated Bakken and Three Forks wells in the Williston Basin.  As a result of the significant decline in crude oil prices in 2020, we suspended all drilling and completion activity and terminated our drilling rig contracts in April 2020.  During the fourth quarter of 2020, we resumed completion activity, and in February 2021, we brought on a drilling rig.  Under our current 2021 capital program, we expect to TIL approximately 56 gross (36.8 net) wells in this area during the year.

At our Redtail field in the Denver-Julesburg Basin in Weld County, Colorado, we have assembled approximately 82,700 gross (71,600 net) developed and undeveloped acres.  We completed and TIL 2 gross (1.9 net) wells in our Redtail field during 2020.

Disciplined Financial Approach.  Our goal is to remain financially strong, yet flexible, through the prudent management of our balance sheet and active management of our exposure to commodity price volatility.  We have historically funded our acquisition and development activity through a combination of internally generated cash flows, equity and debt issuances, bank borrowings and certain oil and gas property divestitures, as appropriate, to maintain our financial position.  As a result of the sharp decline in commodity prices during 2020 as well as our chapter 11 reorganization, we significantly reduced our level of capital spending and implemented various cost reduction measures during 2020 to more closely align our expenditures with our reduced cash flows from operating activities.  We have concentrated our capital program on projects that we expect to generate acceptable rates of return in the current price environment.  From time to time, we monetize non-core properties and use the net proceeds from these asset sales to repay debt under our credit agreement or fund our E&D expenditures.  For example, during 2020 and 2019 we sold certain oil and gas properties operated by third parties that no longer matched the profile of properties we desire to own.  In addition, to support cash flow generation on our existing properties and help ensure expected cash flows from newly acquired properties, we periodically enter into derivative contracts.  Typically, we use costless collars and swaps to provide an attractive base commodity price level.

Commitment to Safety and Social Responsibility.  We are committed to developing the resources the world needs in a safe and responsible way.  We seek ways to better protect habitats and communities, find alternatives to freshwater use, reduce the lifecycle methane emissions of our operations and encourage waste reduction programs.  Additionally, we are committed to transparency in reporting our environmental, social and governance performance.  See our Sustainability Report published on our website for sustainability performance highlights and additional information.  Information contained in our Sustainability Report is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

Growing Through Accretive Acquisitions.  Since 2010, we have completed 7 separate significant acquisitions of producing properties for total estimated proved reserves of 240.2 MMBOE, as of the effective dates of the acquisitions.  Our experienced team of management, land, engineering and geoscience professionals has executed an acquisition program designed to increase reserves and complement our existing properties, including closing purchases and effectively managing the properties we acquire.  We intend to selectively pursue the acquisition of properties that are complementary to our core operating areas, as well as explore opportunities in other basins where we can apply our existing knowledge and expertise to build production and add proved reserves.

Competitive Strengths

We believe that our key competitive strengths lie in our focused asset portfolio, our experienced management and technical teams, our commitment to the effective application of new technologies and our commitment to cost management.

Focused, Long-Lived Asset Base.  As of December 31, 2020, we had interests in 5,011 gross (2,175 net) productive wells on approximately 856,900 gross (567,000 net) developed acres across our geographical areas.  We believe the concentration of our operated assets presents us with multiple opportunities to successfully execute our business strategy by enabling us to leverage our technical expertise and take advantage of operational efficiencies.

Experienced Management and Technical Teams.  Our management team averages 24 years of experience in the oil and gas industry.  Our personnel have extensive experience in our core geographical areas, all of our operational disciplines and the evaluation, acquisition and operational assimilation of oil and gas properties.

Commitment to Technology.  In each of our core operating areas, we have accumulated extensive engineering, operational, geologic and geophysical technical knowledge.  Our technical team has access to an abundance of digital well log, seismic, completion, production and other subsurface information, which is analyzed in order to accurately and efficiently characterize the anticipated performance of our oil and gas reservoirs.  In addition, our information systems enable us to monitor and update our production databases through field automation.  This commitment to technology has increased the productivity and efficiency of our field operations and development activities.  Administratively, we have leveraged information systems to reduce duplications of data which has increased information reliability and minimized redundant processes.

We continue to advance our completion techniques by utilizing custom, right-sized completion designs based on calibrated models for each of our prospect areas, incorporating multivariate analysis and piloting and adopting the latest completion technologies available.  Our multivariate analysis workflow leverages public and proprietary data to solve for production and cost, using those results to optimize well design details for maximum asset value.  We plan to continue to use right-sized completion designs on wells we drill in 2021 and to expand our application of data analytics and multivariate analysis to unlock value across the business.  Additionally, we plan to continue to reduce time-on-location and total well cost while maximizing our lateral footage through drilling best practices including utilizing top tier drilling rigs, advanced downhole motor and drill bit technology and our custom drilling fluid system.

Commitment to Cost Management.  We are committed to cost reduction strategies to become a lower-cost basin operator.  As a result of the sharp decline in commodity prices during 2020 as well as our chapter 11 reorganization, we significantly reduced our operating and overhead costs during 2020.  In September 2020 and August 2019, we executed workforce reductions as part of our organizational redesign and cost reduction strategies to better align our business with the current operating environment.  During 2020, we reduced lease operating expenses across all of our properties and maintained base production with improved artificial lift techniques and targeted workovers.  These cost reduction and production maintenance efforts resulted in reducing saltwater disposal costs by 40%, extending well runtimes by 7.5% and reducing down oil volume by 35% from year-end 2019 to year-end 2020.

We expect that our ongoing cost management efforts will result in sustainable operations and long-term value to our shareholders.

Proved Reserves

Our estimated proved reserves as of December 31, 2020 are summarized by core area in the table below.  Refer to “Reserves” in Item 2 of this Annual Report on Form 10-K for information relating to the uncertainties surrounding these reserve categories.

						Estimated
						Future Capital
	Oil	NGLs	Natural Gas	Total	% of Total	Expenditures (1)
	(MMBbl)	(MMBbl)	(Bcf)	(MMBOE)	Proved	(in millions)
North Dakota & Montana
PDP	114.0	34.4	217.1	184.6	75%
PDNP	5.2	1.9	11.7	9.0	4%
PUD	35.0	8.4	52.3	52.2	21%
Total proved	154.2	44.7	281.1	245.8	100%	$508.8
Colorado
PDP	5.9	1.5	15.8	10.0	100%
Total proved	5.9	1.5	15.8	10.0	100%	$—
Other (2)
PDP	2.7	0.2	5.7	3.9	89%
PDNP	0.4	—	1.0	0.5	11%
Total proved	3.1	0.2	6.7	4.4	100%	$0.2
Total Company
PDP	122.6	36.1	238.6	198.5	76%
PDNP	5.6	1.9	12.7	9.5	4%
PUD	35.0	8.4	52.3	52.2	20%
Total proved	163.2	46.4	303.6	260.2	100%	$509.0
(1)	Estimated future capital expenditures incorporate numerous assumptions and are subject to many uncertainties, including oil and natural gas prices, costs of oil field goods and services, drilling results and several other factors.
(2)	Primarily includes non-core oil and gas properties located in Arkansas, Mississippi, New Mexico, Texas and Wyoming.

Marketing

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

Competition

The oil and gas industry is a highly competitive environment for acquiring properties, obtaining investment capital, securing oil field goods and services, marketing oil and natural gas products and attracting and retaining qualified personnel.  Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate.  Those companies may be able to pay more for productive oil and gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our resources permit.  In addition, the unavailability or high cost of drilling rigs, completion crews or other equipment and services could delay or adversely affect our development and exploration operations.  Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to obtain necessary capital as well as evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

In addition, the oil and gas industry as a whole competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.  The price and availability of alternative energy sources, such as wind, solar, nuclear and electric power, as well as the emerging impact of climate change activism, fuel conservation measures and governmental requirements for renewable energy sources, could adversely affect our revenue.

Human Capital

We believe that in order to execute our strategy in the highly competitive oil and gas industry we need to attract, develop and retain a highly effective and diverse employee workforce.  Our ability to do so ties to a number of factors, including compensation plans, benefits programs, talent development efforts, career opportunity generation and our work environment.  As of January 31, 2021, we had approximately 405 full-time employees, 245 of which were field employees and none of which were represented by any labor unions.

Competitive Compensation and Benefits.  The objective of our compensation program is to maintain a strong pay-for-performance culture in order to attract, retain and motivate employees.  Our program includes competitive market-based salaries, short-term incentives that tie to corporate and individual performance, long-term incentives and market-competitive health and other benefits.

Training, Development and Career Opportunities. We are committed to the personal and professional development of our employees, with the belief that a greater level of knowledge, skill and ability is of personal benefit to the employee and fosters a more creative, innovative, efficient and therefore competitive company.  We strive to empower our employees to develop the skills they need to perform their current jobs while developing acumen for future opportunities.  We want our talent pool to identify a successful and fulfilling career progression within our company.

Diversity, Equity and Inclusion.  We recognize the advantages of a company culture that embraces diversity, constructive debate and differing viewpoints.  We believe that a workforce diverse in background and experience will create such a culture.  We recruit, hire, promote and perform personnel actions without regard to race, color, religion, sex, national origin, age, disability, genetic information or any other applicable status by federal, state or local law.

Safety.  “Safety Always” is one of our core, foundational values.  We strive to create a culture of safety that promotes transparency and accountability by providing the tools and resources that empower our people to identify and report potential hazards and stop work when necessary.  During 2020, we improved both our Total Recordable Incident Rate and our Days Away, Restricted and/or Transferred Rate from 2019.  Our goal is zero safety incidents and we continuously work toward that goal.

Government Regulation

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

Currently, none of our production volumes are produced from offshore leases, however, some of our prior offshore operations were conducted on federal leases that are administered by the Bureau of Ocean Energy Management (the “BOEM”).  Among other things, BOEM regulations, along with regulations of the Bureau of Safety and Environmental Enforcement (“BSEE”), govern the plugging and abandonment of wells and the removal of production facilities from these leases.  We are therefore required to comply with the regulations and orders issued by the BOEM and BSEE under the Outer Continental Shelf Lands Act.

The Bureau of Land Management (the “BLM”) establishes the basis for onshore royalty payments due under federal oil and gas leases through regulations issued under applicable statutory authority.  State regulatory authorities establish similar standards for royalty payments due under state oil and gas leases.  The basis for royalty payments established by the BLM and the state regulatory authorities is generally applicable to all federal and state oil and gas lessees.  Accordingly, we believe that the impact of royalty regulation on our operations should generally be the same as the impact on our competitors.

Regulation of Sale and Transportation of Oil

Our crude oil sales are affected by the availability, terms and cost of transportation.  The transportation of oil in common carrier pipelines is also subject to rate regulation.  The Federal Energy Regulatory Commission (the “FERC”) regulates interstate oil pipeline transportation rates under the Interstate Commerce Act.  In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances.  Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for crude oil transportation rates that allowed for an increase or decrease in the cost of transporting oil to the purchaser.  The FERC’s regulations include a methodology for oil pipelines to change their rates through the use of an index system that establishes ceiling levels for such rates.  The most recent mandatory five-year review period resulted in a 2020 order from the FERC for the index to be based on Producer Price Index for Finished Goods (the “PPI-FG”) plus 0.78 percent (PPI-FG+0.78%) for the five-year period from July 1, 2021 to June 30, 2026.  This represents a decrease from the PPI-FG plus 1.23% adjustment from the prior five-year period.  The FERC uses a calculation based on a data source that reflects actual cost-of-service data.  The regulations provide that each year the Commission will publish the oil pipeline index after the PPI-FG becomes available.  Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions.  The basis for intrastate oil pipeline regulation and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates varies from state to state.  Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors.

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis.  Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates.  When oil pipelines operate at full capacity, access is governed by prorationing provisions set forth in the pipelines’ published tariffs.  In addition, the FERC has emergency authority under the Interstate Commerce Act to intervene and direct priority use of oil pipeline transportation capacity.  Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

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

Our natural gas sales are affected by the availability, terms and cost of transportation.  The price and terms of access to pipeline transportation and underground storage are subject to extensive federal and state regulation.  From 1985 to the present, several major regulatory changes have been implemented by Congress and the FERC that affect the economics of natural gas production, transportation and sales.  In addition, the FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC’s jurisdiction, most notably interstate natural gas transmission companies and certain underground storage facilities.  These initiatives may also affect the intrastate transportation of natural gas under certain circumstances.  The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry by making natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis.  Owners of natural gas pipelines are responsible for administering FERC-approved tariffs which govern the availability, terms and costs of transportation on specific pipelines.  Owners of natural gas pipelines may propose changes to these tariffs.  Such proposals are subject to comment by interested parties and must be approved by FERC before taking effect.  For example, in May 2020 Northern Border Pipeline Company proposed changes to the gas quality standards in its tariff which would have negatively impacted our interests and those of many other pipeline customers.  FERC ultimately rejected that proposal in November 2020, but similar proposals could be presented to FERC in the future.

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

Environmental Regulations

General.  Our oil and gas development and production operations are subject to stringent federal, state and local laws and regulations governing the discharge or release of materials into the environment or otherwise relating to environmental protection.  Numerous governmental agencies, such as the U.S. Environmental Protection Agency (the “EPA”), issue regulations to implement and enforce such laws, which often require costly compliance measures that carry substantial penalties for noncompliance.  These laws and regulations may require the acquisition of a permit before drilling or facility construction commences; restrict the types, quantities and concentrations of various materials that can be released into the environment; limit or prohibit project siting, construction or drilling activities on certain lands; require remedial and closure activities to prevent pollution from former operations; and impose substantial liabilities for unauthorized pollution.  The EPA and analogous state agencies may delay or refuse the issuance of required permits or otherwise include onerous or limiting permit conditions that may have a significant adverse impact on our ability to conduct operations.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly material handling, storage, transport, disposal or cleanup requirements could materially and adversely affect our operations and financial position, as well as those of the oil and gas industry in general.  While we believe that we are in compliance, in all material respects, with current applicable environmental laws and regulations, future environmental enforcement remains a material risk due to the potential magnitude of exposure in the event of a noncompliance.  We have incurred in the past, and expect to incur in the future, capital costs related to environmental compliance.  Such expenditures are included within our overall capital and operating budgets and are not separately itemized.

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

In addition, the CWA requires permits for discharges of dredged or filled materials into waters of the United States.  These permits (“404 Permits”) are under the joint jurisdiction of the EPA and the Army Corps of Engineers.  404 Permits may be required where development or construction activities have the potential to impact wetland areas that are considered waters of the United States.  In 2020, the EPA revised the definition of waters of the United States to narrow its scope from the 2015 definition that had been promulgated under the Obama administration.  In large part, this rulemaking codified that “waters of the United States” include only those waterbodies (including wetlands) that have a “significant nexus” to navigable waters of the United States.  The rule is currently being challenged and it is expected that the Biden administration will once again look at rulemaking to address the scope of permitting authority under the CWA.  Any expansion of the scope of the CWA could increase costs associated with permitting and regulatory compliance.  However, it is expected that any such change would not disparately affect us and our competitors.

Also, the U.S. Supreme Court in a 2020 case further expanded the reach of the CWA from what had been previously understood.  In this case, the U.S. Supreme Court held that a CWA permit may be required when the addition of pollutants into the waters of the United States is the functional equivalent of a direct discharge into those waters.  This interpretation could increase costs associated with CWA permitting or subject past activities to liability under the CWA.

Air Emissions.  The Federal Clean Air Act, as amended (the “CAA”), and comparable state laws regulate emissions of various air pollutants from various industrial sources through air emissions permitting programs and also impose other monitoring and reporting requirements.  New Source Performance Standards were promulgated for the oil and gas industry in 2012.  These standards set limits for sulfur dioxide and volatile organic compound emissions and required application of reduced emission completion techniques by the industry.  We may be required to incur certain capital or operating expenditures in the future for air pollution control equipment in connection with obtaining and maintaining pre-construction and operating permits and approvals for air emissions.  In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources.  Federal and state regulatory agencies can impose penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

In May 2016, the EPA issued a final rule regulating methane emissions from oil and natural gas operations (the “Subpart OOOOa Rule”).  This rule applies to emissions from new, reconstructed and modified processes and equipment and also requires owners and operators to find and repair leaks to address fugitive emissions.  However, in August 2020, the EPA enacted an amendment to the Subpart OOOOa Rule, which removes all methane-specific requirements from production and processing segments and removes VOC and methane emission standards from transmission and storage facilities.

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

In addition, legislation has been introduced in Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.  Multiple states, including Texas, Colorado and Wyoming have already adopted rules requiring disclosures of chemicals used in hydraulic fracturing and others have enacted regulations imposing additional requirements on activities involving hydraulic fracturing.  Chemical disclosure regulations may increase compliance costs and may limit our ability to use cutting-edge technology in markets where disclosure is required.  Further, laws such as those restricting the use of or regulating the time, place and manner of hydraulic fracturing (such as setback ordinances) may impact our ability to fully extract reserves.  As an example of state governmental actions, the Colorado Oil and Gas Conservation Commission (“COGCC”) has adopted new regulations that will impose, as of January 2021, siting requirements or “setbacks” on certain oil and gas drilling locations based on the distance of a proposed well pad to occupied structures.  Pursuant to the regulations, well pads cannot be located within 500 feet of an occupied structure without the consent of the property owner.  As part of the permitting process, the COGCC will consider a series of siting requirements for all drilling locations located between 500 feet and 2,000 feet of an occupied structure.  Alternatively, the operator may seek a waiver from each owner and tenant within the designated distance.  We are currently evaluating the impact of these regulations on our business.  At this time, we do not anticipate near-term changes to our development program in the DJ Basin based on these regulations.  We may, however, experience increased costs to comply with such requirements or delays or curtailment in permitting, impacting our development or production activities.  Such delays, curtailments, limitations, or prohibitions, if determined to be significant, could have a material adverse effect on our future cash flows and results of operations and may negatively impact our reportable quantities of proved undeveloped oil and gas reserves.  No assurance can be given as to whether or not such measures might be adopted in additional jurisdictions in which our properties are located.  If new laws, regulations or ordinances that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in the states or local municipalities where our properties are located, such legal requirements could prohibit or make it more difficult or costly for us to perform hydraulic fracturing activities.

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

At present, the EPA may establish GHG permitting requirements for stationary sources already subject to the Prevention of Significant Deterioration (“PSD”) and Title V requirements of the CAA.  Certain of our equipment and installations may currently be subject to PSD and Title V requirements and hence, under the U.S. Supreme Court’s ruling, may also be subject to the installation of controls to capture GHGs.  For any equipment or installation so subject, we may have to incur increased compliance costs to capture related GHG emissions.

In October 2016, the EPA proposed revisions to the rule applicable to GHGs for PSD and Title V permitting requirements.  The public comment period for the rulemaking concluded on December 16, 2016.  While no final rule has been published, this may be taken up as a priority by the Biden administration.

In August 2015, the EPA issued a rule to reduce carbon emissions from electric generating units.  The rule, commonly called the “Clean Power Plan,” required states to develop plans to reduce carbon emissions from fossil fuel-fired generating units commencing in 2022, with the reductions to be fully phased in by 2030.  However, in February 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan while it was being challenged in court.  On October 16, 2017, the EPA published a proposed rule that would repeal the Clean Power Plan and on August 18, 2018, the EPA proposed the Affordable Clean Energy (“ACE”) rule as a replacement to the Clean Power Plan.  The EPA issued the final ACE rule in June 2019.  As expected, over 20 states and public health and environmental organizations challenged the rule and it was vacated on January 29, 2021.  The matter has been remanded to the EPA and it is expected that the Biden administration will propose new rules in this area during the next four years.

In addition, both houses of Congress have actively considered legislation to reduce emissions of GHG, and many states have already taken legal measures to reduce emissions of GHG, primarily through the development of GHG inventories, GHG permitting and/or regional GHG “cap and trade” programs.  Most of these “cap and trade” programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved.  Also, in recent years, lawsuits have been brought against other energy companies for matters relating to climate change.  Multiple states and localities have also initiated investigations in climate-change related matters.  While the current suits focus on a variety of issues, at their core they seek compensation for the effects of climate change from companies with ties to GHG emissions.  It is currently unknown what the outcome of these types of actions may be, but the costs of defending against such actions may be expected to rise.  Finally, it should be noted that many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events.  If any such effects were to occur, they could have a material adverse effect on our assets and operations.

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

Summary Risk Factors

The following is a summary of the material risks and uncertainties we have identified, which should be read in conjunction with the more detailed description of each risk factor contained below.

Risks Related to Our Recent Emergence from Chapter 11 Bankruptcy

●	Our emergence from bankruptcy may adversely affect our business, relationships and ability to attract and retain key personnel;
●	Our historical financial results may not be comparable to our actual financial results after emergence from bankruptcy and may not be indicative of future financial performance; and
●	We issued new securities upon emergence which are subject to market price volatility and potential future dilution.

Risks Related to Our Business and Operations

●	Declines in, or extended periods of low oil, NGL or natural gas prices;
●	The occurrence of epidemic or pandemic diseases, including the coronavirus (“COVID-19”) pandemic;
●	Actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil exporting nations to set and maintain production levels;
●	The potential shutdown of the Dakota Access Pipeline (“DAPL”);
●	Our level of success in development and production activities;
●	Impacts resulting from the allocation of resources among our strategic opportunities;
●	Our ability to replace our oil and natural gas reserves;
●	The geographic concentration of our operations;
●	Our inability to access oil and gas markets due to market conditions or operational impediments;
●	Market availability of, and risks associated with, transport of oil and gas;
●	Weakened differentials impacting the price we receive for oil and natural gas;
●	Our ability to successfully complete asset acquisitions and dispositions and the risks related thereto;
●	Shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and completion services;
●	The timing of our development expenditures;
●	Properties that we acquire may not produce as projected and may have unidentified liabilities;
●	Adverse weather conditions that may negatively impact development or production activities;
●	We may incur substantial losses and be subject to liability claims as a result of our oil and gas operations, including uninsured or underinsured losses resulting from our oil and gas operations;
●	Lack of control over non-operated properties;

●	Unforeseen underperformance of or liabilities associated with acquired properties or other strategic partnerships or investments;
●	Competition in the oil and gas industry; and
●	Cybersecurity attacks or failures of our telecommunication and other information technology infrastructure.

Risks Related to Our Capital Structure and Financial Results

●	Our ability to comply with debt covenants, periodic redeterminations of the borrowing base under Whiting Oil and Gas Corporation’s (“Whiting Oil and Gas”) credit agreement (the “Exit Credit Agreement”) and our ability to generate sufficient cash flows from operations to service our indebtedness;
●	Our ability to generate sufficient cash flows from operations to meet the internally funded portion of our capital expenditures budget;
●	Revisions to reserve estimates as a result of changes in commodity prices, regulation and other factors;
●	Inaccuracies of our reserve estimates or our assumptions underlying them;
●	The impacts of hedging on our results of operations;
●	Our ability to use net operating loss carryforwards (“NOLs”) in future periods; and
●	Impacts to financial statements as a result of impairment write-downs and other cash and noncash charges.

Risks Related to Investor Sentiment, Corporate Governance, Legal Proceedings and Government Regulation

●	The impact of negative shifts in investor sentiment towards the oil and gas industry;
●	Federal and state initiatives relating to the regulation of hydraulic fracturing and air emissions;
●	The Biden administration could enact regulations that impose more onerous permitting and other costly environmental, health and safety requirements;
●	The impact and costs of compliance with laws and regulations governing our oil and gas operations;
●	The potential impact of changes in laws that could have a negative effect on the oil and gas industry;
●	Impacts of local regulations, climate change issues, negative perception of our industry and corporate governance standards; and
●	Negative impacts from litigation and legal proceedings.

Risks Related to Our Recent Emergence from Chapter 11 Bankruptcy

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

In connection with the disclosure statement we filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from the Chapter 11 Cases on September 1, 2020 (the “Emergence Date”).  Those projections were prepared solely for the purpose of bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors.  At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize.  Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects.  Actual results may vary significantly from those contemplated by the projections.  As a result, investors should not rely on these projections.

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

Upon our emergence from the Chapter 11 Cases, our old common stock was cancelled and we issued new common stock.  The market price of our new common stock could be subject to wide fluctuations in response to, and the level of trading that develops with our new common stock may be affected by, numerous factors, many of which are beyond our control.  These factors include, among other things, our new capital structure as a result of the transactions contemplated by the Plan, our limited trading history subsequent to our emergence from bankruptcy, our limited trading volume, the lack of comparable historical financial information due to our adoption of fresh start accounting, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Item 1A of this Annual Report on Form 10-K.

The exercise of all or any number of outstanding Warrants, the issuance of stock-based awards or the issuance of our common stock to settle the claims of general unsecured claimants may dilute your holding of shares of our common stock.

As of the date of filing this report, we have outstanding Warrants (as defined in the “Shareholders’ Equity” footnote in the notes to the consolidated financial statements under the heading “Warrants,” which is incorporated herein by reference) to purchase approximately 7.3 million shares of our common stock at average exercise prices of either $73.44 or $83.45 per share.  In addition, as of December 31, 2020, approximately 3.8 million shares of our common stock remained available for grant under the Whiting Petroleum Corporation 2020 Equity Incentive Plan.  We also reserved approximately 3.0 million shares of our common stock for potential future distribution to certain general unsecured claimants for claims pending resolution in the Bankruptcy Court (including, without limitation, for potential claims relating to the contracts at issue in the matter Arguello Inc. and Freeport-McMoRan Oil & Gas LLC described in the “Commitments and Contingencies” footnote in the notes to the consolidated financial statements).  In February 2021, we issued 948,897 shares out of this reserve to a general unsecured claimant in full settlement of such claimant’s claims pending before the Bankruptcy Court and for rejection damages relating to an executory contract.  Refer to the “Subsequent Event” footnote in the notes to the consolidated financial statements for more information.  The exercise of the Warrants, the issuance or exercise of equity awards that we may grant in the future, the issuance of our common stock to general unsecured claimants or the sale of shares of our common stock issued pursuant to any of the foregoing could have a material adverse effect on the market for our common stock, including the price that an investor could obtain for their shares.

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

Risks Related to Our Business and Operations

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

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices.  The price we receive for our oil, NGL and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  The prices we receive for our production depend on numerous factors beyond our control, including, but not limited to, the following:

●	changes in regional, domestic and global supply and demand for oil and natural gas;
●	the level of global oil and natural gas inventories and storage capacity;
●	the occurrence or threat of epidemic or pandemic diseases, such as the COVID-19 pandemic, or any government response to such occurrence or threat;
●	the actions of OPEC;
●	proximity, capacity and availability of oil and natural gas pipelines and other transportation facilities, including any court rulings which may result in the inability to transport oil on the Dakota Access Pipeline;
●	the price and quantity of imports of oil and natural gas;
●	market demand and capacity limitations on exports of oil and natural gas;
●	political and economic conditions, including embargoes and sanctions, in oil-producing countries or affecting other oil-producing activity, such as the U.S. imposed sanctions on Venezuela and Iran and conflicts in the Middle East;
●	developments relating to North American energy infrastructure, including legislative, regulatory and court actions that may impact such infrastructure and other developments that may cause short- or long-term capacity constraints;
●	the level of global oil and natural gas exploration and production activity;
●	the effects of global conservation and sustainability measures;
●	the effects of the global and domestic economies, including the impact of expected growth, access to credit and financial markets, the relative strength of the United States dollar compared to foreign currencies and other economic issues;
●	weather conditions and natural disasters;
●	technological advances affecting energy consumption;
●	current and anticipated changes to domestic and foreign governmental regulations, such as regulation of oil and natural gas gathering and transportation;
●	the price and availability of competitors’ supplies of oil and natural gas;
●	basis differentials associated with market conditions, the quality and location of production and other factors;
●	acts of terrorism;

●	the price and availability of alternative fuels; and
●	acts of force majeure.

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

Oil prices declined sharply during 2020 primarily in response to Saudi Arabia’s announcement of plans to abandon previously agreed upon output restraints and the economic effects of the COVID-19 pandemic on the demand for oil and natural gas.  Substantial and extended declines in oil, NGL and natural gas prices have resulted and may continue to result in impairments of our proved oil and gas properties or undeveloped acreage and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to finance planned capital expenditures.  To the extent commodity prices received from production are insufficient to fund planned capital expenditures, we will be required to reduce spending, borrow under the Exit Credit Agreement or sell assets.  Lower commodity prices may reduce the amount of our borrowing base under the Exit Credit Agreement, which is determined at the discretion of our lenders based on the collateral value of our proved reserves that have been mortgaged to the lenders, and is subject to regular redeterminations on April 1 and October 1 of each year, as well as special redeterminations described in the Exit Credit Agreement.  Upon a redetermination, if total outstanding credit exposure exceeds the redetermined borrowing base, we could be forced to repay borrowings under the Exit Credit Agreement.

Lower commodity prices may also make it more difficult for us to comply with the covenants and other restrictions in the agreements governing our debt as described under the Risk Factor entitled “The Exit Credit Agreement contains various covenants limiting the discretion of our management in operating our business.”

Alternatively, higher oil, NGL and natural gas prices may result in significant mark-to-market losses being incurred on our commodity-based derivatives, which may in turn cause us to experience net losses.

The occurrence of epidemic or pandemic diseases, including the COVID-19 pandemic, could adversely affect our business, financial condition, results of operations and cash flows.

Global or national health concerns, including the outbreak of pandemic or contagious disease, can negatively impact the global economy and, therefore, demand and pricing for oil and natural gas products.  For example, the World Health Organization declared COVID-19 a pandemic in March 2020, and the continued duration and severity of the COVID-19 pandemic and its ongoing impact on our business cannot be predicted.  The outbreak of communicable diseases, or the perception that such an outbreak could occur, could result in a widespread public health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that would negatively impact the demand for oil and natural gas products.  Furthermore, uncertainty regarding the impact and length of any outbreak of pandemic or contagious disease, including COVID-19, could lead to increased volatility in oil and natural gas prices.  The occurrence or continuation of any of these events could lead to decreased revenues and limit our ability to execute on our business plan, which could adversely affect our business, financial condition, results of operations and cash flows.

Additionally, in response to the COVID-19 pandemic, many of our corporate staff have been working remotely and many of our key vendors, service suppliers and partners have similarly been working remotely.  As a result of such remote work arrangements, certain operational, reporting, accounting and other processes may slow, which could result in longer time to execute critical business functions, higher operating costs and uncertainties regarding the quality of services and supplies.  In the event that there is an outbreak of COVID-19 at any of our operating locations, we could be forced to cease operations at such location.  Any of the foregoing could adversely affect our business, financial condition, results of operations and cash flows.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market.  Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing.  For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices.  In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts.  However, those negotiations were unsuccessful.  As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020.  These actions led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of under negative $37.00 per Bbl of crude oil in April 2020.  Although OPEC members subsequently agreed on certain production cuts beginning in May 2020 and continuing through

April 2022, in December 2020 OPEC members agreed to minor production increases beginning January 2021 and to reassess production targets each subsequent month.  There can be no assurance that OPEC members and other oil exporting nations will continue to agree to future production cuts, moderating future production or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production.  Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect our business, financial condition, results of operations and cash flows.

We transport a portion of our crude oil through the DAPL, which is subject to ongoing litigation that may result in a shutdown of the DAPL, which could adversely affect our business, financial condition, results of operations or cash flows.

On March 25, 2020, the U.S. District Court for D.C. (“D.C. District Court”) found that the U.S. Army Corps of Engineers had violated the National Environmental Policy Act when it granted an easement relating to a portion of the DAPL because it had failed to prepare an environmental impact statement.  As a result, in an order issued July 6, 2020, the D.C. District Court vacated the easement and directed that the DAPL be shut down and emptied of oil by August 5, 2020.  On August 5, 2020, the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”) granted a stay of the portion of the order directing the shutdown of the DAPL.  The stay allowed the DAPL to continue to operate until a further ruling was made.  On January 26, 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision to vacate the easement and concluded that the D.C. District Court must further consider whether shut down of the DAPL is an appropriate remedy while the U.S. Army Corps of Engineers develops an environmental impact statement.  We cannot provide any assurance as to the ultimate outcome of the litigation, and it is possible the DAPL may be required to be shut down as a result of such litigation.  The disruption of transportation as a result of the DAPL being shut down or the anticipation of DAPL being shut down could negatively impact our ability to achieve the most favorable prices for our crude oil production, which could have an adverse effect on our business, financial condition, results of operations or cash flows.  While we are coordinating with our midstream partners and downstream markets to source transportation alternatives in order to mitigate the impact of a DAPL shutdown, we cannot provide any assurance that our efforts to do so will be successful.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition, results of operations or cash flows.

Our future success will depend on the success of our development and production activities.  Our oil and natural gas development activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production.  Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations.  Refer to the Risk Factor entitled “Reserve estimates depend on many assumptions that may turn out to be inaccurate...” for a discussion of the uncertainty involved in these processes.  Our cost of drilling, completing and operating wells is often uncertain before drilling commences.  Overruns in budgeted expenditures are common risks that can make a particular project uneconomical.  Further, many factors may curtail, delay or cancel drilling, including, but not limited to, the following:

●	substantial or extended declines in oil, NGL and natural gas prices;
●	delays imposed by or resulting from compliance with regulatory requirements;
●	delays in or limits on the issuance of drilling permits by state agencies or on our federal leases, including as a result of government shutdowns;
●	pressure or irregularities in geological formations;
●	limitations in infrastructure, including pipeline takeaway and refining and processing capacity;
●	shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and completion services;
●	equipment failures, accidents, fires and explosions, including ruptures of pipelines or storage facilities or train derailments;
●	adverse weather events, such as floods, blizzards, ice storms, tornadoes and freezing temperatures; and
●	title defects.

Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and a failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our business, financial condition, results of operations or cash flows.

Our future growth prospects are dependent upon our ability to identify optimal strategies for investing our capital resources to produce favorable rates of return.  In developing our business plan, we consider allocating capital and other resources to various aspects of our business including well development (primarily drilling), reserve acquisitions, corporate items and other alternatives.  We also consider our likely sources of capital, including cash generated from operations and borrowings under the Exit Credit Agreement.  Notwithstanding the determinations made in the development of our business plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions.  If we fail to identify optimal business strategies or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and future growth may be adversely affected.  Moreover, economic or other circumstances may change from those contemplated by our business plan and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

Unless we replace our oil and natural gas reserves, our reserves and production will decline, we may not be able to sustain production.

Unless we conduct successful development and production activities or acquire properties containing proved reserves, our proved reserves will decline over time.  Producing oil and natural gas reservoirs are generally characterized by declining production rates that vary depending upon reservoir characteristics and other factors.  Our future oil and natural gas reserves and production, and therefore our cash flow and income, are highly dependent on our success in efficiently developing and producing our current reserves and finding economically recoverable or acquiring additional economically recoverable reserves.  In pursuing acquisitions, we compete with other companies, many of which have greater financial and other resources to acquire attractive companies or properties.  Therefore, we may not be able to develop, find or acquire additional reserves to sustain or replace our current and future production, which could adversely affect our business, financial condition, results of operations or cash flows.

A large portion of our producing properties are concentrated in the Williston Basin of North Dakota and Montana, making us vulnerable to risks associated with operating in one major geographic area.

A large portion of our producing properties are geographically concentrated in the Williston Basin of North Dakota and Montana.  At December 31, 2020, approximately 94% of our total estimated proved reserves were attributable to properties located in this area.  Because of this concentration in a limited geographic area, the success and profitability of our operations may be disproportionately exposed to regional factors compared to competitors having more geographically dispersed operations.  These factors include, among others: (i) the prices of crude oil and natural gas produced from wells in the region and other regional supply and demand factors, including gathering, pipeline and rail transportation capacity constraints, (ii) the availability of rigs, equipment, oilfield services, supplies and labor, (iii) the availability of processing and refining facilities and (iv) infrastructure capacity.  In addition, our operations in the Williston Basin may be adversely affected by severe weather events such as floods, blizzards, ice storms, tornadoes and freezing temperatures which can intensify competition for the items and services described above and may result in periodic shortages.  The concentration of our operations in a limited geographic area also increases our exposure to changes in local laws and regulations, certain lease stipulations designed to protect wildlife and unexpected events that may occur in the regions such as natural disasters, seismic events (which may result in third-party lawsuits), industrial accidents, labor difficulties, civil disturbances, public protests or terrorist attacks.  Any one of these events has the potential to cause producing wells to be shut-in, delay operations, decrease cash flows, increase operating and capital costs and prevent development of lease inventory before expiration.  Any of the risks described above could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Risks associated with the production, gathering, transportation and sale of oil, NGLs and natural gas could materially and adversely affect our business, financial condition, results of operations or cash flows.

Our financial condition, net income and cash flows will depend upon, among other things, oil, NGL and natural gas production and the prices received and costs incurred to develop and produce oil and natural gas reserves.  Drilling, production or transportation accidents that temporarily or permanently halt the production and sale of oil, NGLs and natural gas will decrease revenues and increase expenditures.  For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages.  Any costs incurred in connection with any such accidents that are not insured against will have the effect of reducing net income.  We do not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations.  Also, our oil, NGL and natural gas production depends in large part on the proximity and capacity of pipeline systems and transportation facilities which are mostly owned by third parties.  The lack of availability or the lack of capacity on these systems and facilities could result in the curtailment of production or the delay or discontinuance of drilling plans.  Similarly, curtailments or damage to pipelines and other transportation facilities used to transport oil, NGL and natural gas production to markets for sale could decrease revenues or increase transportation expenses.  Any such curtailments or damage to the gathering systems could also require finding alternative means to transport oil, NGL and natural gas production, which alternative means could result in additional costs that will have the effect of increasing transportation expenses or differentials.  Adverse changes in the terms and conditions of natural gas pipeline tariffs could result in increased costs or competitive disadvantages.

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

Adverse weather conditions and lease stipulations adversely affect our ability to conduct drilling activities in some of the areas where we operate.

Oil and gas operations in the Rocky Mountains are adversely affected by weather conditions and lease stipulations designed to protect various wildlife.  In certain areas, drilling and other oil and gas activities can only be conducted during certain months.  This limits our ability to operate in those areas and can intensify competition during those months for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages.  Resulting shortages or high costs could delay our operations, cause temporary declines in our oil and gas production and materially increase our operating and capital costs.

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

We have limited control over activities on properties we do not operate, which could increase capital expenditures.

We operate 91% of our net productive oil and natural gas wells, which represents 94% of our proved developed producing reserves as of December 31, 2020.  If we do not operate the properties in which we own an interest, we do not have control over normal capital expenditures or future development of those properties.  The success and timing of our drilling and development activities on properties operated by others therefore depends upon a number of factors outside of our control, including the operator’s decisions with respect to the timing and amount of capital expenditures, the period of time over which the operator seeks to generate a return on capital expenditures, inclusion of other participants in drilling wells, the use of technology, as well as the operator’s expertise and financial resources and the operator’s relative interest in the field.  Accordingly, while we use reasonable efforts to cause the operator to act in a prudent manner, we are limited in our ability to do so.

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

We expect to continue to consider acquisitions, dispositions, investments in joint ventures, partnerships, and other strategic alternatives with the objective of maximizing shareholder value.  Our board of directors and our management may from time to time be engaged in evaluating potential transactions and other strategic alternatives.  In addition, from time to time, we may engage financial advisors, enter into non-disclosure agreements, conduct discussions, and undertake other actions that may result in one or more transactions.  Although there would be uncertainty that any of these activities or discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to analyzing and pursuing such a transaction, which could negatively impact our operations, and may impair our ability to retain and motivate key personnel.  In addition, we may incur significant costs in connection with seeking such transactions or other strategic alternatives regardless of whether the transaction is completed.  In the event that we consummate an acquisition, disposition, partnership or other or strategic alternative in the future, we cannot be certain that we would fully realize the potential benefit of such a transaction and cannot predict the impact that such strategic transaction might have on our operations or stock price.  Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, regulatory limitations and the interest of third parties in us and our assets.  There can be no assurance that the exploration of strategic alternatives will result in any specific action or transaction.  Further, any such strategic alternative may not ultimately lead to increased shareholder value.  We do not undertake to provide updates or make further comments regarding the evaluation of strategic alternatives, unless otherwise required by law.

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

We depend on computer and telecommunications systems, and failures in our systems or cybersecurity attacks could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our business has become increasingly dependent upon digital technologies to conduct day-to-day operations, including information systems, infrastructure and cloud applications.  We have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with our business.  In addition, we have developed proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties.  We rely on such systems to process, transmit and securely store electronic information, including financial records and personally identifiable information such as contractor, investor and payroll data, and to manage or support a variety of business processes, including our supply chain, pipeline operations, gathering and processing operations, financial transactions, banking and numerous other processes and transactions.

As dependence on digital technologies has increased, cyber incidents, including deliberate attacks or unintentional events, also have increased in frequency.  A cyber-attack could include unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, or result in denial-of-service on websites.  It is possible that we could incur interruptions from cybersecurity attacks, computer viruses or malware, or that third-party service providers could cause a breach of our data.  We believe that we have positive relations with our related vendors and maintain adequate anti-virus and malware software and controls over personally identifiable information and contractor data; however, any interruptions to our arrangements with third parties for our computing and communications infrastructure or any other interruptions to, or breaches of, our information systems could lead to data corruption, communication interruption, loss of sensitive or confidential information or otherwise significantly disrupt our business operations.

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

To our knowledge we have not experienced any material losses relating to cyber-attacks; however, there can be no assurance that we will not suffer material losses in the future either as a result of an interruption to or a breach of our systems or those of our third-party vendors and service providers.  A cyber incident involving our information systems and related infrastructure, or that of third parties, could disrupt our business plans and negatively impact our operations in the following ways, among others, any of which could have a material adverse effect on our reputation, business, financial condition, results of operations or cash flows:

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

Risks Related to Our Capital Structure and Financial Results

The Exit Credit Agreement contains various covenants limiting the discretion of our management in operating our business.

The Exit Credit Agreement contains various restrictive covenants that may limit our management’s discretion in certain respects.  In particular, this agreement limits our and our subsidiaries’ ability to, among other things:

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

The Exit Credit Agreement requires us, as of the last day of any quarter to maintain commodity hedges covering a minimum of 65% of our projected production for the succeeding twelve months, and 35% of our projected production for the next succeeding twelve months, both as reflected in our most recent delivered proved reserves projection.  We are also limited to hedging a maximum of 85% of our production from proved reserves.  In addition, the Exit Credit Agreement requires us, as of the last day of any quarter beginning with the quarter ending December 31, 2020, to maintain the following ratios (as defined in the Exit Credit Agreement): (i) a consolidated current assets to consolidated current liabilities ratio of not less than 1.0 to 1.0 and (ii) a total debt to last four quarters’ EBITDAX ratio of not greater than 3.5 to 1.0.  Factors that may adversely affect our ability to comply with these covenants include oil or natural gas price declines, lack of liquidity in property and capital markets and our inability to execute on our development plan.

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

Our debt level and the covenants in the Exit Credit Agreement could negatively impact our financial condition, results of operations, cash flows and business prospects.

As of December 31, 2020, we had $360 million of borrowings and $2 million in letters of credit outstanding under the Exit Credit Agreement with $388 million of available borrowing capacity.  The Exit Credit Agreement matures on April 1, 2024.  We are allowed to incur additional indebtedness, provided that we meet certain requirements in the Exit Credit Agreement.

Our level of indebtedness and the covenants contained in the agreements governing our debt could have important consequences for our operations, including, but not limited to:

●	making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under the Exit Credit Agreement;
●	requiring us to dedicate a substantial portion of our cash flow from operations to required payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;
●	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;
●	increasing the possibility that we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due or otherwise refinance our indebtedness;
●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	placing us at a competitive disadvantage relative to other less leveraged competitors;
●	making us vulnerable to increases in interest rates, because debt under the Exit Credit Agreement is subject to certain rate variability;
●	making us more vulnerable to economic downturns and adverse developments in our industry or the economy in general, especially declines in oil and natural gas prices; and
●	reducing our borrowing base when oil and natural gas prices decline and our ability to maintain compliance with our financial covenants becomes more difficult, which may reduce or eliminate our ability to fund our operations.

We may be required to repay all or a portion of our debt on an accelerated basis in certain circumstances.  If we fail to comply with the covenants and other restrictions in the agreements governing our debt, it could lead to an event of default and the acceleration of our repayment of outstanding debt.  Refer to the Risk Factor entitled “The Exit Credit Agreement contains various covenants limiting the discretion of our management in operating our business.”

Our development operations require substantial capital, and we may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and a decline in our oil and natural gas reserves.

The oil and gas industry is capital intensive.  We make and expect to continue to make substantial capital expenditures in our business and operations for the development, production and acquisition of oil and natural gas reserves.  To date, we have financed capital expenditures through a combination of internally generated cash flows, equity and debt issuances, bank borrowings, agreements with industry partners and oil and gas property divestments.  We intend to finance future capital expenditures substantially with cash flow from operations, cash on hand and borrowings under the Exit Credit Agreement.  Our cash flow from operations and access to capital is subject to a number of variables, including, but not limited to:

●	the prices at which oil and natural gas are sold;
●	our proved reserves;
●	the level of oil and natural gas we are able to produce from existing wells;
●	the costs of producing oil and natural gas; and
●	our ability to acquire, locate and produce new reserves.

If our revenues or the borrowing base under the Exit Credit Agreement decrease as a result of lower oil and natural gas prices, operating difficulties, declines in reserves, or for any other reason, then we may have limited ability to obtain the capital necessary to sustain our operations at current levels.

We may, from time to time, need to seek additional financing.  There can be no assurance as to the availability or terms of any additional financing.  Disruptions in the capital and credit markets, particularly in the energy sector, could limit our ability to access these markets or may significantly increase our cost to borrow.  If cash generated by operations or availability under the Exit Credit Agreement is not sufficient to meet our capital requirements, the inability to access the cash and credit markets to obtain additional financing, on favorable terms or otherwise, could result in a curtailment of our operations relating to the exploration and development of our prospects, which in turn could lead to a possible loss of properties and a decline in our oil and natural gas reserves.

If we are unable to generate enough cash flow from operations to service our indebtedness or are unable to use future borrowings to fund other capital needs, we may have to undertake alternative financing plans, which may have onerous terms or may be unavailable.

Our earnings and cash flow could vary significantly from year to year due to the volatility of oil and natural gas prices.  As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods.  Additionally, our future cash flow may be insufficient to meet our debt obligations and commitments.  A range of economic, competitive, business and industry factors will affect our future financial performance and, as a result, our ability to generate cash flow from operations and service our debt.  Factors that may cause us to generate cash flow that is insufficient to meet our debt obligations include the events and risks related to our business, many of which are beyond our control.  Any cash flow insufficiency would have a material adverse impact on our business, financial condition, results of operations, cash flows and liquidity and our ability to repay or refinance our debt.  If we do not generate sufficient cash flow from operations to service our outstanding indebtedness, we may be required to undertake various alternative financing plans, which may include:

●	refinancing or restructuring all or a portion of our debt;
●	seeking alternative financing or additional capital investment;
●	selling strategic assets;
●	reducing or delaying capital investments; or
●	revising or delaying our strategic plans.

We cannot assure you that we would be able to implement any of the above alternative financing plans, if necessary, on commercially reasonable terms or at all.  If we cannot make scheduled payments on our indebtedness or otherwise fail to comply with the covenants and other restrictions in the agreements governing our debt, we will be in default and the lenders under the Exit Credit Agreement could declare all outstanding principal and interest to be due and payable.  Additionally, the lenders under the Exit Credit Agreement could terminate their commitments to loan money and could foreclose against our assets collateralizing our borrowings, and we could be forced into bankruptcy or liquidation.  If the amounts outstanding under our Exit Credit Agreement were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the amounts owed to the lenders.  Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our business, financial position, results of operations and cash flows.

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

You should not assume that the present value of future net revenues from our proved reserves, as referred to in this report, is the current market value of our estimated proved oil and natural gas reserves.  In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on 12-month average prices and current costs as of the date of the estimate.  The 12-month average prices used for the year ended December 31, 2020 were $39.57 per Bbl of oil and $1.99 per MMBtu of natural gas.  Actual future prices and costs may differ materially from those used in the estimate.  If the 12-month average oil prices used to calculate our oil reserves decline by $1.00 per Bbl, then the standardized measure of discounted future net cash flows of our estimated proved reserves as of December 31, 2020 would have decreased by $80 million.  If the 12-month average natural gas prices used to calculate our natural gas reserves decline by $0.10 per MMBtu, then the standardized measure of discounted future net cash flows of our estimated proved reserves as of December 31, 2020 would have decreased by $16 million.

Our use of oil and natural gas price hedging contracts involves only a portion of our anticipated production, may limit higher revenues in the future in connection with commodity price increases and may result in significant fluctuations in our net income.

We enter into hedging transactions of our oil and natural gas production revenues to reduce our exposure to fluctuations in the price of oil and natural gas.  Our hedging transactions to date have consisted of financially settled crude oil and natural gas options contracts, primarily costless collars and swaps, placed with major financial institutions.  As of February 24, 2021, we had crude oil derivative contracts covering the sale of 38,000 Bbl, 25,000 Bbl and 22,000 Bbl of oil per day for the remainder of 2021, 2022 and the first three months of 2023, respectively.  Additionally, we had natural gas derivative contracts covering the sale of 82,000 MMBtu, 39,000 MMBtu and 20,000 MMBtu of natural gas per day through the remainder of 2021, 2022 and the first three months of 2023, respectively.  Finally, we have basis swap contracts covering the sale of 20,000 MMBtu per day through the remainder of 2021 that are settled on the difference between the Northern Natural Gas Ventura index price and NYMEX Henry Hub.  Refer to “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A and the “Derivative Financial Instruments” footnote of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for pricing information and a more detailed discussion of our hedging transactions.

We may in the future enter into these and other types of hedging arrangements to reduce our exposure to fluctuations in the market prices of oil and natural gas, or alternatively, we may decide to unwind or restructure the hedging arrangements we previously entered into.  Hedging transactions expose us to risk of financial loss in some circumstances, including if production is less than expected, the other party to the contract defaults on its obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.  Hedging transactions may limit the benefit we may otherwise receive from increases in the price for oil and natural gas.  Furthermore, although we are required under the terms of the Exit Credit Agreement to engage in hedging transactions, if we do not engage in hedging transactions or unwind hedging transactions we previously entered into, then we may be more adversely affected by declines in oil and natural gas prices than our competitors who engage in hedging transactions.  Additionally, hedging transactions may expose us to cash margin requirements.

We recognize all gains and losses from changes in commodity derivative fair values immediately in earnings rather than deferring any such amounts in accumulated other comprehensive income (loss).  Consequently, we may experience significant net losses, on a non-cash basis, due to changes in the value of our hedges as a result of commodity price volatility.

Also, in 2010, the U.S. Congress adopted the Dodd-Frank Act, which, among other provisions, established federal oversight and regulation of the over-the-counter derivatives market.  If we do not qualify for an end user exemption from the Dodd-Frank Act requirements, the regulations could increase the cost of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure existing derivative contracts, lead to fewer potential counterparties, and increase our exposure to less creditworthy counterparties, any of which could limit our desire and ability to implement commodity price risk management strategies.  If our use of derivatives becomes limited as a result of the regulations, our results of operations may become more volatile and our cash flows may be less predictable.  Certain aspects of the Dodd-Frank rulemaking have been repealed or have not been finalized and the ultimate effect of the regulations on our business remains uncertain.

Our ability to use our NOLs in future periods may be limited.

As of December 31, 2020, we had U.S. federal NOLs of $3.1 billion, the majority of which will expire between 2022 and 2037, if not limited by triggering events prior to such time.  Under the provisions of the Internal Revenue Code (“IRC”), changes in our ownership, in certain circumstances, will limit the amount of U.S. federal NOLs that can be utilized annually in the future to offset taxable income.  In particular, Section 382 of the IRC imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership.  As a result of the chapter 11 reorganization and related transactions, we experienced an ownership change within the meaning of IRC Section 382 that subjected certain of our tax attributes, including NOLs, to an IRC Section 382 limitation.  Calculations pursuant to Section 382 of the IRC can be very complicated and no assurance can be given that upon further analysis, our ability to take advantage of our NOLs may be limited to a greater extent than we currently anticipate.  If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully, which could have a negative impact on our financial position and results of operations.  Additionally, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs.

If oil, NGL and natural gas prices decrease, we may be required to take write-downs of the carrying values of our oil and gas properties.

Accounting rules require that we periodically review the carrying value of our producing oil and gas properties for possible impairment.  Based on specific market factors and circumstances at the time of prospective impairment reviews (which may include depressed oil, NGL and natural gas prices and the continuing evaluation of development plans, production data, economics, possible asset sales and other factors) we may be required to write down the carrying value of our oil and gas properties.  For example, we recorded a $4.1 billion in impairment charges during 2020 for the partial write-downs of our Williston Basin resource play.  A write-down constitutes a non-cash charge to earnings.  We may incur additional impairment charges in the future, which could have a material adverse effect on our business, financial condition, results of operations or cash flows in the period recognized.

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

Risks Related to Investor Sentiment, Corporate Governance, Legal Proceedings and Government Regulation

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

Such developments, including environmental activism and initiatives aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oil and gas companies, including ours. This may also potentially result in a reduction of available capital funding for potential development projects, impacting our future financial results.  Refer to the Risk Factor entitled “Negative public perception regarding us and/or our industry could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

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

In addition, legislation has been introduced in Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.  Multiple states, including Texas, Colorado and Wyoming have already adopted rules requiring disclosures of chemicals used in hydraulic fracturing and others have enacted regulations imposing additional requirements on activities involving hydraulic fracturing.  Chemical disclosure regulations may increase compliance costs and may limit our ability to use cutting-edge technology in markets where disclosure is required.  Further, laws such as those restricting the use of or regulating the time, place and manner of drilling or hydraulic fracturing (such as setback ordinances) may impact our ability to fully extract reserves.  Refer to the Risk Factor entitled “The enactment of Colorado Senate Bill 19-181 ‘Protect Public Welfare Oil And Gas Operations’ increased the regulatory authority of local governments in Colorado…” for specific regulations currently impacting Whiting.  No assurance can be given as to whether or not additional measures might be considered or implemented in the jurisdictions in which our properties are located.  If new laws, regulations or ordinances that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in the states or local municipalities where our properties are located, such legal requirements could prohibit or make it more difficult or costly for us to perform hydraulic fracturing activities.

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

The Biden administration, acting through the executive branch and/or in coordination with Congress, could enact rules and regulations that impose more onerous permitting and other costly environmental, health and safety requirements.

During the campaign, President Biden stated that, if elected President, he would issue Executive Orders to permanently protect certain federal lands, establish monuments, restrict new oil and gas permitting on public lands and waters and modify royalties to account for climate costs.  In January 2021, President Biden signed an Executive Order temporarily suspending oil and gas permitting on federal lands and waters.  In addition, President Biden has indicated that his administration is likely to pursue more stringent methane pollution limits for new and existing oil and gas operations.  These efforts, among others, are intended to support Mr. Biden’s stated goal of addressing climate change.  The potential legislative actions Congress could pursue include imposing more restrictive laws and regulations pertaining to permitting, limitations on greenhouse gas emissions, increased requirements for financial assurance including additional bonding for decommissioning liabilities and carbon taxes.  Any of these administrative or Congressional actions could materially and adversely affect our business, financial condition, results of operations and cash flows by restricting the lands available for development and/or access to permits required for such development, or by imposing additional and costly environmental, health and safety requirements.

We are subject to complex laws that can affect the cost, manner or feasibility of doing business.

Development, production and sale of oil and natural gas are subject to extensive federal, state, local and international regulation.  We may be required to make large expenditures to comply with governmental regulations.  Matters subject to regulation include, but are not limited to:

●	discharge permits for drilling operations;
●	drilling bonds;
●	reports concerning operations;
●	well spacing and setbacks;
●	unitization and pooling of properties; and
●	taxation.

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

Our oil and gas operations are subject to stringent federal, state and local laws and regulations relating to the release or discharge of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may require the acquisition of a permit before drilling commences; restrict the types, quantities and concentration of materials that can be released into the environment; limit or prohibit drilling or well completion activities on certain lands; and impose substantial liabilities for unauthorized discharges.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations, the imposition of injunctive relief, or certain leases could be cancelled in the event that an agency refuses to issue or delays the issuance of a required permit.  Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previous contamination regardless of whether we were responsible for the release or if our operations were standard in the industry at the time they were performed.  Private parties, including the surface owners of properties upon which we drill, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws.  We may not be able to recover some or any of these costs from insurance.  Moreover, federal law and some state laws allow the government to place a lien on real property for costs incurred by the government to address contamination on the property.

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

However, in August 2020, the EPA enacted an amendment to the Subpart OOOOa Rule, which removes all methane-specific requirements from production and processing segments and removes VOC and methane emission standards from transmission and storage facilities.

The enactment of Colorado Senate Bill 19-181 “Protect Public Welfare Oil And Gas Operations” increased the regulatory authority of local governments in Colorado over the surface impacts of oil and gas development, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

In Colorado, in April 2019, the Colorado Governor signed into law the final version of Senate Bill 19-181 (“SB 181”), known as the “Protect Public Welfare Oil and Gas Operations” legislation.  SB 181 amends the Oil and Gas Conservation Act and other statutes to change the manner in which oil and gas development is regulated in Colorado and provide the opportunity for greater control to local governments.  The amendments include changes to expand the authority of local governments relating to oil and gas development, as well as rulemaking requirements involving the Colorado Oil and Gas Conservation Commission (“COGCC”) and the Air Quality Control Commission (“AQCC”) that could include more stringent air emission limits for pollutants such as methane and volatile organic carbons and more rigorous permitting requirements.  In December 2019, Colorado’s AQCC adopted new rules targeting air emissions from upstream oil and gas operations, and depending on the results of other ongoing and upcoming rulemakings and actions by COGCC, the Colorado Department of Public Health and Environment and local jurisdictions, SB 181 could result in greater restrictions with respect to oil and gas development in Colorado, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

With its expanded authority under SB 181, the COGCC has adopted new regulations that will impose, as of January 2021, siting requirements or “setbacks” on certain oil and gas drilling locations based on the distance of a proposed well pad to occupied structures. Pursuant to the regulations, well pads cannot be located within 500 feet of an occupied structure without the consent of the property owner. As part of the permitting process, the COGCC will consider a series of siting requirements for all drilling locations located between 500 feet and 2,000 feet of an occupied structure. Alternatively, the operator may seek a waiver from each owner and tenant within the designated distance.

Efforts similar to SB 181 are likely to continue in the future, which, if successful, could result in dramatically reducing the area available for future oil and gas development or outright banning oil and gas development in certain jurisdictions. We cannot predict the nature or outcome of future ballot initiatives, legislative actions or other similar efforts, or the effects of implementation of these efforts by local governments.  If we are required to cease operating in any of the areas in which we now operate as the result of bans or moratoria on drilling or related oilfield services activities, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

At present, the EPA may establish GHG permitting requirements for stationary sources already subject to the Prevention of Significant Deterioration (“PSD”) and Title V requirements of the CAA.  Certain of our equipment and installations may currently be subject to PSD and Title V requirements and hence, under the U.S. Supreme Court’s ruling, may also be subject to the installation of controls to capture GHGs.  For any equipment or installation so subject, we may have to incur increased compliance costs to capture related GHG emissions.

In October 2016, the EPA proposed revisions to the rule applicable to GHGs for PSD and Title V permitting requirements.  The public comment period for the rulemaking concluded on December 16, 2016.  While no final rule has been published, this may be taken up as a priority by the Biden presidential administration.

In August 2015, the EPA issued a rule to reduce carbon emissions from electric generating units.  The rule, commonly called the “Clean Power Plan,” requires states to develop plans to reduce carbon emissions from fossil fuel-fired generating units commencing in 2022, with the reductions to be fully phased in by 2030.  However, in February 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan while it was being challenged in court.  On October 16, 2017, the EPA published a proposed rule that would repeal the Clean Power Plan and on August 18, 2018, the EPA proposed the Affordable Clean Energy (“ACE”) rule as a replacement to the Clean Power Plan.  The EPA issued the final ACE rule in June 2019.  As expected, over 20 states and public health and environmental organizations challenged the rule and it was vacated on January 19, 2021.  The matter has been remanded to the EPA and it is expected that the Biden administration will propose new rules in this area during the next four years.

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

Also, in recent years, lawsuits have been brought against other energy companies for matters relating to climate change.  Multiple states and localities have also initiated investigations in climate-change related matters.  While the current suits focus on a variety of issues, at their core they seek compensation for the effects of climate change from companies with ties to GHG emissions.  It is currently unknown what the outcome of these types of actions may be, but the costs of defending against such actions may rise.  Finally, many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events.  If any such effects were to occur, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Negative public perception regarding us and/or our industry could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We are subject from time to time, and in the future may become subject, to litigation claims.  These claims and legal proceedings are typically claims that arise in the normal course of business and include, without limitation, claims relating to environmental, safety and health matters, commercial or contractual disputes with suppliers and customers, claims regarding ownership of mineral interests, including from royalty owners, claims regarding acquisitions and divestitures, regulatory matters and employment and labor matters.  We may also become subject to governmental or regulatory proceedings.  The outcome of such claims and legal proceedings cannot be predicted with certainty and some may be disposed of unfavorably to us.  In addition, the claims resolutions process in connection with the Chapter 11 Cases is ongoing and certain of these claims remain subject to the jurisdiction of the Bankruptcy Court.  To the extent that these legal proceedings result in claims being allowed against us, such general unsecured claims will be satisfied through the issuance of shares of our common stock, except as noted herein.  As a result, we have not established material reserves within our liabilities in connection with these claims.  However, as discussed in more detail in the “Commitments and Contingencies” footnote in the notes to the consolidated financial statements under the heading “Chapter 11 Cases,” it is possible with respect to certain claims that the ultimate outcome of the legal proceedings may result in the contracts not being treated as rejected, certain claims may not be general unsecured claims or the amounts at issue being treated as administrative claims by the Bankruptcy Court (including, without limitation, the matter relating to Arguello Inc. and Freeport-McMoRan Oil & Gas LLC described in the “Commitments and Contingencies” footnote in the notes to the consolidated financial statements), any of which could require us to make cash payments to resolve claims instead of issuing shares of our common stock or require us to establish reserves and accrue liabilities with respect to such claims at a future date.  Alternatively, the resolution of certain claims related to contract rejections or other general unsecured claims may result in the dilution of existing stockholders’ interest.  Refer to the Risk Factor entitled “The exercise of all or any number of outstanding Warrants, the issuance of stock-based awards or the issuance of our common stock to settle the claims of general unsecured claimants may dilute your holding of shares of our common stock” for a discussion of the risks involved in the resolution of certain bankruptcy claims.  We also may not have insurance that covers such claims and legal proceedings.  Successful claims or litigation against us for significant amounts could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.  Further, even if successful in resolving a claim or legal proceeding, such process could require the attention of members of our senior management, reducing the time they have available to devote to managing our business, and require us to incur substantial legal expenses.

Item 1B.      Unresolved Staff Comments

None.

Item 2.       Properties

Summary of Oil and Gas Properties and Projects

North Dakota & Montana

Our North Dakota & Montana operations primarily include our properties in the Williston Basin targeting the Bakken and Three Forks formations and encompassing approximately 729,700 gross (478,400 net) developed and undeveloped acres as of December 31, 2020.  Our estimated proved reserves in North Dakota & Montana as of December 31, 2020 were 245.8 MMBOE (63% oil), which represented 94% of our total estimated proved reserves and contributed 83.2 MBOE/d of average daily production in the fourth quarter of 2020.

As a result of the sharp decline in commodity prices during 2020 as well as our chapter 11 reorganization, we have significantly decreased our level of capital spending to more closely align with our reduced cash flows from operating activities.  We focused our efforts in this area on maintaining base production with improved artificial lift techniques and targeted workovers and on reducing lease operating expenses.  As of December 31, 2020, we had one completion crew working in the Williston Basin and no active drilling rigs.  In February 2021, we added a drilling rig in this area and we currently plan to add a second rig in October 2021.  We plan to continue with one completion crew in the area for the majority of 2021.

Across our acreage in the Williston Basin, we have implemented custom, right-sized completion designs to increase well performance while reducing cost.  We plan to continue to use right-sized completion designs on wells we drill in 2021. Additionally, we plan to continue to focus on reducing time-on-location and total well cost while maximizing our lateral footage through drilling best practices including utilizing top tier drilling rigs, advanced downhole motor and drill bit technology and our custom drilling fluid system.

Colorado

Our Colorado operations primarily include rural properties at our Redtail field in the Denver-Julesburg Basin (“DJ Basin”) targeting the Niobrara and Codell/Fort Hays formations and encompassing approximately 100,600 gross (85,000 net) developed and undeveloped acres as of December 31, 2020.  Our estimated proved reserves in Colorado as of December 31, 2020 were 10.0 MMBOE (59% oil), which represented 4% of our total estimated proved reserves and contributed 8.2 MBOE/d of average daily production in the fourth quarter of 2020.

We have established production in the Niobrara “A”, “B” and “C” zones and the Codell/Fort Hays formations.  During 2020, we primarily focused our efforts on maintaining base production in this area with improved artificial lift techniques and targeted workovers and reducing lease operating expenses.  We completed and turned-in-line two wells in this area in 2020 to test further extents of our acreage.

Reserves

As of December 31, 2020 and 2019, all of our oil and gas reserves were attributable to properties within the United States.  A summary of our proved oil and gas reserves as of December 31, 2020 and 2019 based on average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the respective 12-month periods) is as follows:

	Oil	NGLs	Natural Gas	Total
	(MBbl)	(MBbl)	(MMcf)	(MBOE)
2020
Proved developed reserves	128,227	37,961	251,316	208,074
Proved undeveloped reserves	35,042	8,406	52,301	52,165
Total proved reserves	163,269	46,367	303,617	260,239
2019
Proved developed reserves	190,725	72,102	576,213	358,863
Proved undeveloped reserves	77,528	21,739	163,829	126,572
Total proved reserves	268,253	93,841	740,042	485,435

Proved reserves.  Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional development, price changes, engineering and reservoir analysis and other factors.

Total extensions and discoveries of 18.1 MMBOE in 2020 were primarily attributable to successful drilling in the Williston Basin.  New wells drilled in this area as well as the PUD locations added as a result of drilling increased our proved reserves.

Sales of minerals in place totaled 1.3 MMBOE during 2020 and were primarily attributable to the disposition of certain non-operated properties in North Dakota as further described in “Acquisitions and Divestitures” within Item 1 of this Annual Report on Form 10-K.

In 2020, revisions to previous estimates decreased proved developed and undeveloped reserves by a net amount of 206.0 MMBOE.  Included in these revisions were 34.8 MMBOE of proved undeveloped reserves no longer expected to be developed within five years from their initial recognition.  In recent years, we have moved toward a more disciplined capital development program focused on the highest-return projects and the generation of free cash flow.  As a result, price declines such as those we experienced during 2020 result in a change in the timing of our development plans related to PUD reserves in certain areas.  These revisions do not represent the elimination of recoverable hydrocarbons physically in place, as they may be developed in the future.  In addition, there were 120.7 MMBOE of downward adjustments primarily attributable to reservoir and engineering analysis and well performance across our North Dakota, Montana and Colorado assets and 50.5 MMBOE of negative adjustments resulting from lower crude oil, NGL and natural gas prices incorporated into our reserve estimates at December 31, 2020 as compared to December 31, 2019.

Proved undeveloped reserves.  Our PUD reserves decreased 59% or 74.4 MMBOE on a net basis from December 31, 2019 to December 31, 2020.  The following table provides a reconciliation of our PUDs for the year ended December 31, 2020:

Total
(MBOE)
PUD balance—December 31, 2019	126,572
Converted to proved developed through drilling	(14,269)
Added from extensions and discoveries	18,127
Sold	(585)
Revisions	(77,680)
PUD balance—December 31, 2020	52,165

During 2020, we incurred $64 million in capital expenditures, or $4.49 per BOE, to drill and TIL 14.3 MMBOE of PUD reserves.  These expenditures primarily consisted of completion costs to TIL wells drilled in 2019.  In addition, we added 18.1 MMBOE of PUDs from extensions and discoveries during the year primarily due to successful drilling in the Williston Basin.  We have made an investment decision and adopted a development plan to drill all of our individual PUD locations within five years of the date such PUDs were added.  In that regard, under our current 2021 development plan, we expect to convert approximately 20.6 MMBOE of PUDs to proved developed reserves during the year.

Preparation of reserves estimates.  We maintain adequate and effective internal controls over the reserve estimation process as well as the underlying data upon which reserve estimates are based.  The primary inputs to the reserve estimation process are comprised of technical information, financial data, ownership interests and production data.  All field and reservoir technical information, which is updated annually, is assessed for validity when the reservoir engineers hold technical meetings with geoscientists, operations and land personnel to discuss field performance and to validate future development plans.  Current revenue and expense information is obtained from our accounting records, which are subject to our internal controls over financial reporting.  Internal controls over financial reporting are assessed for effectiveness annually using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  All current financial data such as commodity prices, lease operating expenses, transportation, gathering, compression and other expenses, production taxes and field commodity price differentials are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete.  Our current ownership in mineral interests and well production data are also subject to the aforementioned internal controls over financial reporting, and they are incorporated into the reserve database as well and verified to ensure their accuracy and completeness.  Once the reserve database has been entirely updated with current information, and all relevant technical support material has been assembled, our independent engineering firm Netherland, Sewell & Associates, Inc. (“NSAI”) meets with our technical personnel to review field performance and future development plans.  Following this review, the reserve database and supporting data is furnished to NSAI so that they can prepare their independent reserve estimates and final report.  Access to our reserve database is restricted to specific members of the reservoir engineering department.

The reserves estimates shown herein have been independently evaluated by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies.  NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.

Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Richard B. Talley, Jr. and Mr. Edward C. Roy III.  Mr. Talley, a Licensed Professional Engineer in the State of Texas (No. 102425) and in the State of Louisiana (No. 36998), has been practicing consulting petroleum engineering at NSAI since 2004 and has over 5 years of prior industry experience.  He graduated from University of Oklahoma in 1998 with a Bachelor of Science degree in mechanical engineering and from Tulane University in 2001 with a Master of Business Administration degree.  Mr. Roy, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 2364), has been practicing consulting petroleum geoscience at NSAI since 2008 and has over 11 years of prior industry experience.  He graduated from Texas Christian University in 1992 with a Bachelor of Science degree in geology and from Texas A&M University in 1998 with a Master of Science degree in geology.  Both technical principals meet or exceed the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Our Reserves and Reservoir Engineering Manager is responsible for overseeing the preparation of the reserves estimates under the supervision of the Chief Operating Officer, Charles Rimer.  Our Reserves and Reservoir Engineering Manager has more than 10 years of broad reservoir engineering experience in the oil and gas industry, focused across conventional and unconventional evaluation and development projects, including corporate reserves estimations.  He holds a Bachelor of Science degree in petroleum engineering from the Colorado School of Mines and is a member of the Society of Petroleum Engineers.

Acreage

The following table summarizes gross and net developed and undeveloped acreage by core area at December 31, 2020.  Net acreage represents our percentage ownership of gross acreage.  Acreage in which our interest is limited to royalty and overriding royalty interests has been excluded.

	Developed Acreage		Undeveloped Acreage (1)		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
North Dakota & Montana	699,596	455,944	30,096	22,454	729,692	478,398
Colorado	70,956	59,306	29,634	25,712	100,590	85,018
Other (2)	86,384	51,763	7,499	3,529	93,883	55,292
	856,936	567,013	67,229	51,695	924,165	618,708
(1)	Out of a total of approximately 67,200 gross (51,700 net) undeveloped acres as of December 31, 2020, the portion of our net undeveloped acreage that is subject to expiration over the next three years, if not successfully developed or renewed, is approximately 29% in 2021, 33% in 2022 and 3% in 2023.
(2)	Other includes Arkansas, Louisiana, Michigan, Mississippi, New Mexico, Oklahoma, Texas, Utah and Wyoming.

Production History

The following table presents historical information about our produced oil and gas volumes.  On September 1, 2020 (the “Emergence Date”), we emerged from chapter 11 bankruptcy.  The application of fresh start accounting resulted in a new basis of accounting and our becoming a new entity for financial reporting purposes.  As a result, the consolidated financial statements after the Emergence Date are not comparable to the consolidated financial statements before that date and the historical financial statements on or before the Emergence Date are not a reliable indicator of our financial condition and results of operations for any period after our adoption of fresh start accounting.  Refer to the “Fresh Start Accounting” footnote in the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for more information.  References to “Successor” refer to our financial position and results of operations after the Emergence Date.  References to “Predecessor” refer to our financial position and results of operations on or before the Emergence Date.  References to “Successor Period” refer to the period from September 1, 2020 through December 31, 2020.  References to “Current Predecessor YTD Period” refer to the period January 1, 2020 through August 31, 2020.  References to “Prior Predecessor YTD Period” refer to the year ended December 31, 2019.  Although GAAP requires that we report on our results for the Successor Period and the Current Predecessor YTD Period separately, in certain circumstances management views our operating results for the year ended December 31, 2020 by combining the results of the applicable Predecessor and Successor periods in order to provide the most meaningful comparison of our current results to prior periods.

	Successor	Predecessor	Non-GAAP	Predecessor
	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020	Combined Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Total company production
Oil (MMBbl)	6.8	15.3	22.1	29.8	31.5
NGL (MMBbl)	2.1	4.5	6.6	7.6	7.4
Natural gas (Bcf)	14.3	29.7	44.0	50.5	46.8
Total (MMBOE)	11.4	24.7	36.1	45.8	46.7
Daily average (MBOE/d)	93.0	101.4	98.6	125.5	128.0
Sanish field production (1)
Oil (MMBbl)	1.9	4.2	6.1	5.8	6.2
NGL (MMBbl)	0.4	0.8	1.2	1.1	1.2
Natural gas (Bcf)	2.8	5.5	8.3	7.6	7.2
Total (MMBOE)	2.8	5.9	8.7	8.2	8.6
Average sales prices (before the effects of hedging)
Oil (per Bbl)	$37.05	$28.86	$31.40	$50.06	$58.70
NGLs (per Bbl)	$5.90	$4.45	$4.91	$6.76	$20.78
Natural gas (per Mcf)	$0.48	$(0.06)	$0.11	$0.57	$1.66
Average production costs (per BOE)
Lease operating expenses	$6.52	$6.40	$6.43	$7.17	$6.68
Transportation, gathering, compression and other	$0.71	$0.90	$0.84	$0.93	$1.03
(1)	The Sanish field was our only field that contained 15% or more of our total proved reserve volumes at the end of the years presented.

Productive Wells

The following table summarizes gross and net productive oil and natural gas wells by core area at December 31, 2020.  A net well represents our percentage ownership of a gross well.  Wells in which our interest is limited to royalty and overriding royalty interests are excluded.

	Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
North Dakota & Montana	3,332	1,463	-	-	3,332	1,463
Colorado	923	345	-	-	923	345
Other (1)	691	331	65	36	756	367
Total	4,946	2,139	65	36	5,011	2,175
(1)	Other primarily includes non-core oil and gas properties located in New Mexico, Texas and Wyoming.

Oil and Gas Drilling Activity

We are engaged in drilling activities on properties presently owned, and we intend to drill or develop other properties acquired in the future.  The following table sets forth our oil and gas drilling activity for the last three years.  A dry well is an exploratory, development or extension well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.  A productive well is an exploratory, development or extension well that is not a dry well.  The information below should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities of reserves found.

	Gross Wells			Net Wells
	Productive	Dry	Total	Productive	Dry	Total
2020
Development	54	-	54	30.4	-	30.4
Exploratory	-	-	-	-	-	-
Total	54	-	54	30.4	-	30.4
2019
Development	208	2	210	93.9	0.1	94.0
Exploratory	-	-	-	-	-	-
Total	208	2	210	93.9	0.1	94.0
2018
Development	210	-	210	120.9	-	120.9
Exploratory	1	-	1	0.8	-	0.8
Total	211	-	211	121.7	-	121.7

As of December 31, 2020, we did not have any operated drilling rigs active on our properties.  As of December 31, 2020, we had 65 gross (26.8 net) operated and non-operated wells in the process of drilling, completing or waiting on completion.

Hydraulic Fracturing

Hydraulic fracturing is a common practice in the oil and gas industry that is used to stimulate production of hydrocarbons from tight oil and gas formations.  The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production.  This process has typically been regulated by state oil and gas commissions.  However, as described in more detail in “Business – Regulation – Environmental Regulations – Hydraulic Fracturing” in Item 1 of this Annual Report on Form 10-K, the EPA continues to consider the regulation of hydraulic fracturing, other federal agencies are examining hydraulic fracturing, and federal legislation is pending with respect to hydraulic fracturing.  We have utilized hydraulic fracturing in the completion of our wells in our most active areas located in the states of North Dakota, Montana and Colorado and we plan to continue to utilize this completion methodology.

Substantially all of our 52.2 MMBOE of proved undeveloped reserves are associated with hydraulic fracture treatments.

We are not aware of any environmental incidents, citations or suits that have occurred during the last three years related to hydraulic fracturing operations involving oil and gas properties that we operate or in which we own a non-operated interest.

In order to minimize any potential environmental impact from hydraulic fracture treatments, we have taken the following steps:

●	we follow fracturing and flowback procedures that comply with or exceed North Dakota Industrial Commission or other state requirements;
●	we train all company and contract personnel who are responsible for well preparation, fracture stimulation and flowback on our procedures;
●	we have implemented the incremental procedures of running a well casing caliper, visually inspecting the surface joint of intermediate casing and, if a lighter wall joint of casing or drilling wear is detected, reducing the minimum burst pressure accordingly;
●	for all well locations we construct berming around the outside portion of the location which is in place prior to initiating fracturing operations;

●	we run fracturing strings on wells that have a “top of cement” lower than state requirements and/or on wells that have excessive casing wear identified by ultrasonic or caliper logs;
●	we conduct annual emergency incident response drills in our active areas; and
●	we are a member of the Sakakawea Area Spill Response LLC (“SASR”), which is comprised of 17 oil and gas related companies operating in the Missouri River and Lake Sakakawea regions of North Dakota. Members agreed to share spill response resources and maintain SASR-owned water response equipment that can be accessed quickly in the early stages of a spill.

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

We have one physical delivery contract effective as of December 31, 2020 which is tied to oil production at our Sanish field in Mountrail County, North Dakota for a term of four years ending May 31, 2024.  The following table summarizes this commitment as of December 31, 2020:

	Contracted	As a Percentage of
	Crude Oil Volumes	Total 2020
Period	(Bbl)	Oil Production
Jan - Dec 2021	5,475,000	15%
Jan - Dec 2022	5,475,000	15%
Jan - Dec 2023	5,475,000	15%
Jan - May 2024	2,280,000	6%

Under the terms of the contract, if we fail to deliver the committed volumes we will be required to pay a deficiency payment of approximately $7.00 per undelivered Bbl, subject to upward adjustment, over the duration of the contract.  However, we believe that our production and reserves are sufficient to fulfill the delivery commitment at our Sanish field, and we therefore expect to avoid any payments for deficiencies under this contract.

We previously committed to deliver oil from our Redtail field in Weld County, Colorado under two physical delivery contracts, one of which expired in February 2018 and the other in April 2020.  We were unable to deliver the committed volumes under these contracts and thus incurred deficiency fees of $24 million, $64 million and $39 million during the Current Predecessor YTD Period, 2019 and 2018, respectively.

Item 3.       Legal Proceedings

The information contained in the “Commitments and Contingencies” footnote under the headings “Chapter 11 Cases” and “Litigation” and the information contained in the “Subsequent Event” footnote in the notes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.       Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information, as of February 17, 2021, regarding the executive officers of Whiting Petroleum Corporation:

Name	Age	Position
Lynn A. Peterson	67	President and Chief Executive Officer
Charles J. Rimer	63	Executive Vice President Operations and Chief Operating Officer
James P. Henderson	55	Executive Vice President Finance and Chief Financial Officer
Sirikka R. Lohoefener	42	Vice President, Accounting and Controller
M. Scott Regan	50	Vice President, Legal, General Counsel and Secretary

The following biographies describe the business experience of our executive officers:

Lynn A. Peterson joined us in September 2020 as President and Chief Executive Officer.  Mr. Peterson has 40 years of experience in the oil and gas industry.  Prior to joining Whiting, Mr. Peterson was the Chairman of the Board, Chief Executive Officer and President of SRC Energy from 2015 to 2020 until the closing of its merger with PDC Energy.  He was a co-founder of Kodiak Oil & Gas Corporation (“Kodiak”) and served Kodiak as a director (2001-2014) and as its President and Chief Executive Officer (2002-2014) and Chairman of the Board (2011-2014) until its acquisition by Whiting in 2014.  He also previously served as a director at Whiting from December 2014 to June 2015.  Mr. Peterson holds a Bachelor of Science degree in accounting from the University of Northern Colorado.

Charles J. Rimer joined us in November 2018 as Chief Operating Officer.  Mr. Rimer has 38 years of experience in the industry.  Prior to joining Whiting, he held various management and technical positions during his 16 years at Noble Energy, Inc. including Senior Vice President, Global Services; Senior Vice President, U.S. Onshore; Senior Vice President, Global EHSR and Operations Services; Vice President of Operations Services; among others.  He also held various management and technical positions at Aspect Resources, Vastar Resources and ARCO Oil & Gas Company where he began his career in 1983.  Mr. Rimer holds a Bachelor of Arts degree in business from Furman University and a Bachelor of Science degree in petroleum engineering from the University of Texas.

James P. Henderson joined us in September 2020 as Executive Vice President Finance and Chief Financial Officer.  Mr. Henderson has 30 years of oil and gas experience.  Prior to joining Whiting, Mr. Henderson served as Chief Financial Officer of SRC Energy from 2015 to 2020 until the closing of its merger with PDC Energy.  He also served as Chief Financial Officer of Kodiak until its acquisition by Whiting in 2014.  Prior to joining Kodiak, Mr. Henderson held various positions at Aspect Energy, Anadarko Petroleum, Western Gas Resources, Apache Corporation and Pennzoil Company.  He holds a Bachelor of Business Administration degree in accounting from Texas Tech University and a Master of Business Administration degree in finance from Regis University.

Sirikka R. Lohoefener joined us in June 2006 as a Senior Financial Accountant, became Financial Reporting Manager in January 2011 and Controller in March 2015.  She was appointed Controller and Treasurer in March 2017, Vice President, Controller and Treasurer in December 2018 and Vice President, Accounting and Controller in October 2019 and serves as the Company’s designated principal accounting officer.  Prior to joining Whiting, Ms. Lohoefener spent five years with Wagner, Burke & Barnes, LLP, a public accounting firm previously based in Golden, Colorado.  She holds a Master of Accountancy degree from the University of Missouri and is a Certified Public Accountant.

M. Scott Regan joined us in November 2015 as Deputy General Counsel and was appointed Vice President, Legal, General Counsel and Secretary in November 2020.  He has 17 years of experience in the oil and gas industry.  Prior to joining Whiting, Mr. Regan served in various positions in the legal department of Ovintiv, where he most recently served as Vice President, Legal, Western and Southern Operations.  Mr. Regan began his legal career in 1996 with the law firm of Crowley, Haughey, Hanson, Tool & Dietrich (now Crowley Fleck) in Helena, Montana and joined Holland & Hart in Denver, Colorado in 1998.  Mr. Regan has a Bachelor of Arts degree in history from Montana State University and a Juris Doctor degree from the University of Montana School of Law.

Executive officers are elected by, and serve at the discretion of, the Board of Directors.  There are no family relationships between any of our directors or executive officers.

PART II

Item 5.        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Whiting Petroleum Corporation’s common stock is traded on the New York Stock Exchange under the symbol “WLL”.  On February 17, 2021, there were 612 holders of record of our common stock.

On September 1, 2020, upon emergence from chapter 11 bankruptcy, all existing shares of the Predecessor Company’s (as defined in Item 8 of this Annual Report on Form 10-K) common stock were cancelled and the reorganized Whiting issued 38,051,125 shares of new common stock as well as 4,837,821 Series A Warrants and 2,418,910 Series B Warrants to purchase shares of the reorganized Whiting’s common stock.  For more information regarding our emergence from chapter 11 bankruptcy refer to the “Chapter 11 Emergence” footnote in the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

We have not paid any cash dividends on our common stock since we were incorporated in July 2003. In 2021, we intend to retain earnings, if any, to finance the expansion of our business and reduce outstanding indebtedness.  Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our financial position, cash flows, results of operations, capital requirements and investment opportunities.

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

The following graph compares on a cumulative basis changes since September 2, 2020 (first full trading day post-bankruptcy) in (a) the total stockholder return on our common stock with (b) the total return on the Standard & Poor’s Composite 500 Index and (c) the total return on the Dow Jones U.S. Exploration & Production Index.  Such changes have been measured by dividing (a) the sum of (i) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (ii) the difference between the price per share at the end of and the beginning of the measurement period, by (b) the price per share at the beginning of the measurement period.  The graph assumes $100 was invested on September 2, 2020 at market closing in our common stock, the Standard & Poor’s Composite 500 Index and the Dow Jones U.S. Exploration & Production Index, respectively.

300
200
100
0
DOLLARS
Whiting Petroleum Corporation
Standard & Poor's Composite 500 Index
Dow Jones U.S. Exploration & Production Index
9/2/20
9/30/20
10/31/20
11/30/20
12/31/20

	09/02/2020	09/30/2020	10/31/2020	11/30/2020	12/31/2020
Whiting Petroleum Corporation	$100	$89	$75	$116	$128
Standard & Poor’s Composite 500 Index	100	94	91	101	105
Dow Jones U.S. Exploration & Production Index	100	85	80	107	114

The following graph compares on a cumulative basis changes from December 31, 2015 through September 1, 2020 (last full trading day pre-bankruptcy) in (a) the total stockholder return on our common stock with (b) the total return on the Standard & Poor’s Composite 500 Index and (c) the total return on the Dow Jones U.S. Exploration & Production Index.  Such changes have been measured by dividing (a) the sum of (i) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (ii) the difference between the price per share at the end of and the beginning of the measurement period, by (b) the price per share at the beginning of the measurement period.  The graph assumes $100 was invested on December 31, 2015 at market closing in our common stock, the Standard & Poor’s Composite 500 Index and the Dow Jones U.S. Exploration & Production Index, respectively.

300
200
100
0
DOLLARS
Whiting Petroleum Corporation
Standard & Poor's Composite 500 Index
Dow Jones U.S. Exploration & Production Index
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
9/1/20

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	09/01/2020
Whiting Petroleum Corporation	$100	$127	$70	$60	$19	$2
Standard & Poor’s Composite 500 Index	100	110	131	123	158	173
Dow Jones U.S. Exploration & Production Index	100	122	122	99	122	61

Item 6.       Selected Financial Data

Not applicable.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the terms “Whiting,” “we,” “us,” “our” or “ours” when used in this Item refer to Whiting Petroleum Corporation, together with its consolidated subsidiaries, Whiting Oil and Gas Corporation (“Whiting Oil and Gas” or “WOG”), Whiting US Holding Company, Whiting Canadian Holding Company ULC, Whiting Resources LLC (“WRC,” formerly Whiting Resources Corporation) and Whiting Programs, Inc.  In September 2020, Whiting US Holding Company merged with and into WOG with WOG surviving, and WRC transferred all of its operating assets to WOG.  In November 2020, WRC, over a series of steps, was amalgamated with Whiting Canadian Holding Company ULC and subsequently dissolved.  When the context requires, we refer to these entities separately.  This document contains forward-looking statements, which give our current expectations or forecasts of future events.  Please refer to “Forward-Looking Statements” at the end of this Item for an explanation of these types of statements.

Overview

We are an independent oil and gas company engaged in development, production and acquisition activities primarily in the Rocky Mountains region of the United States where we are focused on developing our large resource play in the Williston Basin of North Dakota and Montana.  As a result of the sharp decline in commodity prices during 2020 as well as our chapter 11 reorganization, we have significantly decreased our level of capital spending to more closely align with our reduced cash flows from operating activities.  We have concentrated our capital program on projects that are expected to generate acceptable rates of return in the current price environment.  We continually evaluate our property portfolio and sell properties when we believe that the sales price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.  Refer to the “Acquisitions and Divestitures” footnote in the notes to the consolidated financial statements for more information on our recent acquisition and divestiture activity.

Our revenue, profitability, cash flows and future growth rate depend on many factors which are beyond our control, such as oil and gas prices, economic, political and regulatory developments, the financial condition of our industry partners, competition from other sources of energy, and the other items discussed under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K.  Oil and gas prices historically have been volatile and may fluctuate widely in the future.  The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas prices since the first quarter of 2018:

	2018				2019				2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude oil	$62.89	$67.90	$69.50	$58.83	$54.90	$59.83	$56.45	$56.96	$46.08	$27.85	$40.94	$42.67
Natural gas	$3.13	$2.77	$2.88	$3.62	$3.00	$2.58	$2.29	$2.44	$1.88	$1.66	$1.89	$2.51

Oil prices declined sharply during 2020 primarily in response to Saudi Arabia’s announcement of plans to abandon previously agreed upon output restraints and the economic effects of the coronavirus (“COVID-19”) pandemic on the demand for oil and natural gas.  While prices began to recover in the second half of 2020, uncertainties related to demand for oil and natural gas products remain as the pandemic continues to impact the world economy.  Lower oil, NGL and natural gas prices may not only decrease our revenues but may also reduce the amount of oil and natural gas that we can produce economically which decreases our oil and gas reserve quantities.  Substantial and extended declines in oil, NGL and natural gas prices have resulted, and may result, in impairments of our proved oil and gas properties or undeveloped acreage (such as the impairments discussed below under “Results of Operations”) and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to fund planned capital expenditures.  In addition, lower commodity prices may reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of our lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders.  Upon a redetermination, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under our credit agreement.  Alternatively, higher oil prices may result in significant mark-to-market losses being incurred on our commodity-based derivatives.

For a discussion of material changes to our proved reserves from December 31, 2019 to December 31, 2020 and our ability to convert PUDs to proved developed reserves, refer to “Reserves” in Item 2 of this Annual Report on Form 10-K.  Additionally, for a discussion relating to the minimum remaining terms of our leases, refer to “Acreage” in Item 2 of this Annual Report on Form 10-K.

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

Beginning on the Emergence Date, we applied fresh start accounting, which resulted in a new basis of accounting and we became a new entity for financial reporting purposes.  As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the consolidated financial statements after September 1, 2020 are not comparable with the consolidated financial statements on or prior to that date.  Refer to the “Fresh Start Accounting” footnote in the consolidated financial statements for more information.  References to “Successor” refer to the Whiting entity after our emergence from bankruptcy on the Emergence Date.  References to “Predecessor” refer to the Whiting entity prior to our emergence from bankruptcy.  References to “Successor Period” refer to the period from September 1, 2020 through December 31, 2020.  References to “Current Predecessor YTD Period” refer to the period January 1, 2020 through August 31, 2020.  References to “Prior Predecessor YTD Period” refer to the year ended December 31, 2019.  Although GAAP requires that we report on our results for the Successor Period and the Current Predecessor YTD Period separately, in certain circumstances management views our operating results for the year ended December 31, 2020 by combining the results of the applicable Predecessor and Successor periods in order to provide the most meaningful comparison of our current results to prior periods.  Accordingly, references to “Combined Current YTD Period” refer to the year ended December 31, 2020.

On the Emergence Date and pursuant to the Plan, we:

(1)	amended and restated our certificate of incorporation and bylaws;
(2)	constituted a new Successor board of directors;
(3)	appointed a new Chief Executive Officer and a new Chief Financial Officer;
(4)	issued:
●	36,817,630 shares of the Successor’s common stock pro rata to holders of all of the Predecessor’s outstanding senior notes,
●	1,233,495 shares of the Successor’s common stock pro rata to holders of the Predecessor’s common stock,
●	4,837,387 Series A Warrants to purchase the same number of shares of the Successor’s common stock pro rata to holders of the Predecessor’s common stock and
●	2,418,840 Series B Warrants to purchase the same number of shares of the Successor’s common stock pro rata to holders of the Predecessor’s common stock; and

We also reserved 3,070,201 shares of the Successor’s common stock for potential future distribution to certain general unsecured claimants whose claim values were pending resolution in the Bankruptcy Court.  In February 2021, we issued 948,897 shares out of this reserve to a general unsecured claimant in full settlement of such claimant’s claims pending before the Bankruptcy Court and for rejection damages relating to an executory contract.  Refer to the “Subsequent Event” footnote for more information.  Any remaining reserved shares that are not distributed to resolve pending claims will be cancelled.  In addition, 4,035,885 shares have been reserved for distribution under our 2020 equity incentive plan, as further detailed in the “Stock-Based Compensation” footnote in the notes to the consolidated financial statements.

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

Settlement of Bankruptcy Claims.  Prior to the Chapter 11 Cases, WOG was party to various executory contracts with BNN Western, LLC, subsequently renamed Tallgrass Water Western, LLC (“Tallgrass”), including a Produced Water Gathering and Disposal Agreement (the “PWA”).  In January 2021, WOG and Tallgrass entered into a settlement agreement to resolve all of the related claims before the Bankruptcy Court relating to such executory contracts, terminated the PWA and entered into a new Water Transport, Gathering and Disposal Agreement.  In accordance with the settlement agreement, we made a $2 million cash payment and issued 948,897 shares of the Successor’s common stock pursuant to the confirmed Plan to a Tallgrass entity in February 2021.

2020 Highlights and Future Considerations

Operational Highlights

Operational Response to Market Conditions

As a result of the significant decline in crude oil prices during 2020 as well as our bankruptcy filing, we suspended all drilling and completion activity and terminated our drilling rig contracts in April 2020, incurring insignificant early termination and demobilization fees.  Additionally, we curtailed production from certain of our producing wells, reduced the number of workover rigs operating on our properties, deferred the completion of certain wells and delayed placing some of our completed wells online during the second quarter of 2020.  During the second half of 2020, we resumed workover and completion activity.  In February 2021, we resumed drilling activity in the Williston Basin as further described below.  Substantial and extended declines in crude oil prices may result in our decision to voluntarily curtail production or change the timing of when wells are placed online in the future.

North Dakota & Montana – Williston Basin

Our properties in the Williston Basin of North Dakota and Montana target the Bakken and Three Forks formations.  Net production from North Dakota and Montana averaged 83.2 MBOE/d for the fourth quarter of 2020, representing a 2% decrease from the third quarter of 2020.  During the fourth quarter of 2020, we had one completion crew and turned-in-line 5 gross (3.9 net) wells in this area.

In February 2021, we added a drilling rig in this area and currently plan to add a second rig in October 2021.  We plan to continue with one completion crew in the area for the majority of 2021.  Under our current 2021 capital program, we expect to TIL approximately 56 gross (36.8 net) wells in this area during the year.

Colorado – Denver-Julesburg Basin

Our properties in the Denver-Julesburg Basin (“DJ Basin”) in Weld County, Colorado produce from the Niobrara “A,” “B” and “C” zones and the Codell/Fort Hays formations.  Net production from Colorado averaged 8.2 MBOE/d in the fourth quarter of 2020, representing a 7% decrease from the third quarter of 2020.  During 2020, we completed and turned-in-line 2 gross (1.9 net) wells in this area to test further extents of our acreage.

Financing Highlights

On the Emergence Date, in connection with our emergence from the Chapter 11 Cases, we repaid all outstanding borrowings and accrued interest on the Predecessor’s credit agreement (the “Predecessor Credit Agreement”) and entered into the Exit Credit Agreement.  Refer to “Recent Developments” above and the “Long-Term Debt” footnote in the notes to the consolidated financial statements for more information.

Additionally, on the Emergence Date, we issued 36,817,630 shares of the Successor’s common stock to the holders of our outstanding senior notes in settlement of the outstanding principal and related accrued interest.  Upon such settlement, we recognized a $1 billion gain in reorganization items, net.  Refer to the “Fresh Start Accounting” footnote in the notes to the consolidated financial statements for more information.

In March 2020, we paid $53 million to repurchase $73 million aggregate principal amount of our 1.25% Convertible Senior Notes due April 1, 2020 (the “Convertible Senior Notes”), which payment consisted of the average 72.5% purchase price plus all accrued and unpaid interest on the notes.  We financed the repurchases with borrowings under the Predecessor Credit Agreement.  Additionally, in March 2020, holders of $3 million aggregate principal amount of Convertible Senior Notes timely elected to convert.  Upon such conversion, the holders of these notes were entitled to receive an insignificant cash payment on April 1, 2020, which we did not pay in conjunction with the filing of the Chapter 11 Cases.  Refer to the “Chapter 11 Emergence” and “Long-Term Debt” footnotes in the notes to the consolidated financial statements for more information on these repurchases and conversions.

2021 Exploration and Development Budget

Our 2021 exploration and development (“E&D”) budget is a range of $228 million to $252 million, which we expect to fund with net cash provided by our operating activities and cash on hand, and represents a slight increase from the $209 million incurred on E&D expenditures during the Combined Current YTD Period.  This slight increase in spending is primarily attributable to our commitment to closely align capital spending with cash flows generated from operations and strict adherence to economic full cycle well returns.  To the extent net cash provided by operating activities is higher or lower than currently anticipated, we would generate more or less free cash flow than we currently anticipate, and may adjust our E&D budget or adjust borrowings outstanding under the Exit Credit Agreement.  Approximately 94% of our 2021 E&D budget is currently allocated to drilling and completion activity.  We believe our 2021 E&D plan provides the opportunity for the highest return and most efficient use of our capital on our existing development opportunities.

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

Dakota Access Pipeline

On March 25, 2020, the U.S. District Court for D.C. (“D.C. District Court”) found that the U.S. Army Corps of Engineers had violated the National Environmental Policy Act when it granted an easement relating to a portion of the DAPL because it had failed to prepare an environmental impact statement.  As a result, in an order issued July 6, 2020, the D.C. District Court vacated the easement and directed that the DAPL be shut down and emptied of oil by August 5, 2020.  On August 5, 2020, the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”) granted a stay of the portion of the order directing the shutdown of the DAPL.  The stay allowed the DAPL to continue to operate until a further ruling was made.  On January 26, 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision to vacate the easement and concluded that the D.C. District Court must further consider whether shut down of the DAPL is an appropriate remedy while the U.S. Army Corps of Engineers develops an environmental impact statement.  We cannot provide any assurance as to the ultimate outcome of the litigation, and it is possible the DAPL may be required to be shut down as a result of such litigation.  The disruption of transportation as a result of the DAPL being shut down or the anticipation of DAPL being shut down could negatively impact our ability to achieve the most favorable prices for our crude oil production, which could have an adverse effect on our business, financial condition, results of operations or cash flows.  To mitigate the potential impact of an unfavorable ruling, we are coordinating with our midstream partners and downstream markets to source transportation alternatives.

Restructuring

During September 2020, we executed a workforce reduction as part of an organizational redesign and cost reduction strategy to better align our business with the current operating environment and drive long-term value.  We incurred a one-time net charge related to this restructuring of $8 million, which was recorded to general and administrative expenses in the consolidated statements of operations during the Successor Period.

Results of Operations

We cannot adequately benchmark certain operating results of the Successor Period against any of the previous periods reported in our consolidated financial statements without combining that period with the Current Predecessor YTD Period, and we do not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance.  Management believes that our key performance metrics such as sales, production, lease operating expenses and general and administrative expenses for the Successor Period when combined with the Current Predecessor YTD Period provide more meaningful comparisons to prior periods and is more useful in identifying current business trends.  Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with GAAP, in certain circumstances the discussion in “Results of Operations” below utilizes the combined results for the year ended December 31, 2020.

	Successor	Predecessor	Non-GAAP	Predecessor
	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020	Combined Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net production
Oil (MMBbl)	6.8	15.3	22.1	29.8	31.5
NGLs (MMBbl)	2.1	4.5	6.6	7.6	7.4
Natural gas (Bcf)	14.3	29.7	44.0	50.5	46.8
Total production (MMBOE)	11.4	24.7	36.1	45.8	46.7
Net sales (in millions)
Oil (1)	$254.1	$440.8	$694.9	$1,492.2	$1,850.1
NGLs	12.4	20.1	32.5	51.4	153.6
Natural gas (1)	6.9	(1.9)	5.0	28.6	77.7
Total oil, NGL and natural gas sales	$273.4	$459.0	$732.4	$1,572.2	$2,081.4
Average sales prices
Oil (per Bbl) (1)	$37.05	$28.86	$31.40	$50.06	$58.70
Effect of oil hedges on average price (per Bbl)	(0.34)	3.00	1.96	0.83	(4.98)
Oil after the effect of hedging (per Bbl)	$36.71	$31.86	$33.36	$50.89	$53.72
Weighted average NYMEX price (per Bbl) (2)	$41.84	$38.23	$39.35	$56.97	$64.69
NGLs (per Bbl)	$5.90	$4.45	$4.91	$6.76	$20.78
Natural gas (per Mcf) (1)	$0.48	$(0.06)	$0.11	$0.57	$1.66
Effect of natural gas hedges on average price (per Mcf)	(0.11)	(0.01)	(0.04)	-	-
Natural gas after the effect of hedging (per Mcf)	$0.37	$(0.07)	$0.07	$0.57	$1.66
Weighted average NYMEX price (per MMBtu) (2)	$2.44	$1.76	$1.98	$2.58	$3.11
Costs and expenses (per BOE)
Lease operating expenses	$6.52	$6.40	$6.43	$7.17	$6.68
Transportation, gathering, compression and other	$0.71	$0.90	$0.84	$0.93	$1.03
Production and ad valorem taxes	$2.13	$1.67	$1.81	$3.02	$3.68
Depreciation, depletion and amortization	$6.83	$13.69	$11.53	$17.82	$16.73
General and administrative	$1.91	$3.71	$3.15	$2.89	$2.64
(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Successor Period and Current YTD Predecessor Period or Combined Current YTD Period Compared to Prior Predecessor YTD Period

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue decreased $840 million to $732 million when comparing the Combined Current YTD Period to the Prior Predecessor YTD Period.  Changes in sales revenue between periods are due to changes in production volumes sold and changes in average commodity prices realized (excluding the impacts of hedging).  For the Combined Current YTD Period, decreases in total production accounted for approximately $395 million of the change in revenue and decreases in realized prices accounted for approximately $445 million of the change in revenue when compared to the Prior Predecessor YTD Period.

Our oil, NGL and gas volumes decreased 26%, 13% and 13%, respectively, during the Combined Current YTD Period compared to the Prior Predecessor YTD Period.  The volume decreases between periods were primarily attributable to operational decisions to curtail production, reduce drilling and workover activity, defer completions of certain wells and delay placing some of our completed wells online during the majority of the Combined Current YTD Period as described in “Operational Response to Market Conditions” above, as well as normal field production decline.  These decreases were partially offset by increased production from new wells drilled and completed over the last twelve months in the Williston Basin.

Our average price for oil, NGLs and natural gas (before the effects of hedging) decreased 37%, 27% and 81%, respectively, between periods primarily due to decreases in commodity market prices.  Our average sales price realized for NGLs and natural gas during the Current Predecessor YTD Period was negatively impacted by high fixed third-party costs for transportation, gathering and compression services.  These third-party costs sometimes exceed the ultimate price we receive for our natural gas and accordingly can result in negative gas revenues, which occurred during the Current Predecessor YTD Period.  While these negative gas prices adversely affect our total revenues, we have continued to produce our wells in order to sell the associated oil and NGLs from these wells and to meet lease and regulatory requirements.  Our average sales price realized for NGLs and natural gas improved during the Successor Period due to seasonal increases in market prices.

Lease Operating Expenses.  Our lease operating expenses (“LOE”) during the Combined Current YTD Period were $232 million, a $96 million decrease over the Prior Predecessor YTD Period.  This decrease was primarily due to (i) cost reduction initiatives which were implemented beginning in the third quarter of 2019 which contributed to a $59 million decrease in LOE and (ii) a $37 million decrease in saltwater disposal costs due to reduced completion activity and restructured contracts as a result of the Chapter 11 Cases.

Our lease operating expenses on a BOE basis also decreased when comparing the Combined Current YTD Period to the Prior Predecessor YTD Period.  LOE per BOE amounted to $6.43 during the Combined Current YTD Period, which represents a decrease of $0.74 per BOE (or 10%) from the Prior Predecessor YTD Period.  This decrease was mainly due to the overall decrease in LOE expense discussed above, partially offset by lower overall production volumes between periods.

Transportation, Gathering, Compression and Other. Our transportation, gathering, compression and other expenses (“TGC”) during the Combined Current YTD Period were $30 million, a $12 million decrease over the Prior Predecessor YTD Period. This decrease primarily relates to lower production volumes and decreased rates negotiated with midstream partners as a result of the Chapter 11 Cases.  Additionally, during the Combined Current YTD Period, certain oil volumes that are typically transported by pipeline were instead transported by truck.  Trucking fees are recorded as a reduction to the oil price received and not as TGC expense as control transfers prior to transport.

TGC on a BOE basis also decreased when comparing the Combined Current YTD Period to the Prior Predecessor YTD Period. TGC per BOE amounted to $0.84 during the Combined Current YTD Period, which represents a decrease of $0.09 per BOE (or 10%) from the Prior Predecessor YTD Period.  This decrease was primarily due to decreased rates negotiated with midstream partners and additional volumes being trucked during the Combined Current YTD Period as described above.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes during the Combined Current YTD Period were $65 million, a $73 million decrease compared to the Prior Predecessor YTD Period, which was primarily due to lower sales revenue between periods.  Our production taxes are generally calculated as a percentage of net sales revenue before the effects of hedging, and this percentage on a company-wide basis was 8.5% and 8.6% for the Combined Current YTD Period and Prior Predecessor YTD Period, respectively.

Depreciation, Depletion and Amortization.  The components of our depletion, depreciation and amortization (“DD&A”) expense were as follows (in thousands):

	Successor	Predecessor	Non-GAAP	Predecessor
	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020	Combined Year Ended December 31, 2020	Year Ended December 31, 2019
Depletion	$71,901	$327,227	$399,128	$799,080
Accretion of asset retirement obligations	3,801	8,200	12,001	11,602
Depreciation	1,800	3,330	5,130	5,806
Total	$77,502	$338,757	$416,259	$816,488

DD&A during the Combined Current YTD Period was $416 million, a $400 million decrease over the Prior Predecessor YTD Period.  On a BOE basis, our overall DD&A rate of $13.69 for the Current Predecessor YTD Period was 23% lower than the rate of $17.82 for the Prior Predecessor YTD Period.  The primary factors contributing to this lower DD&A rate were impairment write-downs on proved oil and gas properties in the Williston Basin recognized in the first and second quarters of 2020 offset by downward revisions to proved reserves over the eight months ended August 31, 2020, which were largely driven by lower commodity prices and development plan changes.  The Successor Period DD&A rate of $6.83 per BOE is lower than both Predecessor periods due to the application of fresh start accounting, under which we adjusted the value of our oil and gas properties down to their current fair values.  Refer to the “Fresh Start Accounting” footnote in the notes to the consolidated financial statements for more information.

Exploration and Impairment Costs.  The components of our exploration and impairment expense were as follows (in thousands):

	Successor	Predecessor	Non-GAAP	Predecessor
	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020	Combined Year Ended December 31, 2020	Year Ended December 31, 2019
Exploration	$4,632	$22,945	$27,577	$36,872
Impairment	3,233	4,161,885	4,165,118	17,866
Total	$7,865	$4,184,830	$4,192,695	$54,738

Exploration costs decreased $9 million during the Combined Current YTD Period compared to the Prior Predecessor YTD Period primarily due to $5 million of lower deficiency fees paid under our produced water disposal agreement at our Redtail field, which contract was rejected through the Chapter 11 Cases.  Refer to the “Chapter 11 Emergence” and “Commitments and Contingencies” footnotes in the consolidated financial statements for more information on this contract rejection.  Additionally, geology-related general and administrative expenses decreased $5 million between periods due to two separate company restructurings in August 2019 and September 2020.

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

General and Administrative Expenses.  We report general and administrative (“G&A”) expenses net of third-party reimbursements and internal allocations.  The components of our G&A expenses were as follows (in thousands):

	Successor	Predecessor	Non-GAAP	Predecessor
	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020	Combined Year Ended December 31, 2020	Year Ended December 31, 2019
General and administrative expenses	$44,368	$139,934	$184,302	$224,885
Reimbursements and allocations	(22,634)	(48,118)	(70,752)	(92,276)
General and administrative expenses, net (GAAP)	21,734	91,816	113,550	132,609
Less: Significant cost drivers (1)	(12,359)	(32,888)	(45,247)	(18,781)
Non-GAAP general and administrative expenses less significant cost drivers (2)	$9,375	$58,928	$68,303	$113,828
(1)	Includes severance and restructuring charges, cash retention incentives for Predecessor executives and directors, third-party advisory and legal fees related to the Chapter 11 Cases and charges related to litigation settlements discussed below.
(2)	We believe non-GAAP general and administrative expenses less significant cost drivers is a useful measure for investors to understand our general and administrative expenses incurred on a recurring basis. We further believe investors may utilize this non-GAAP measure to estimate future general and administrative expenses. However, this non-GAAP measure is not a substitute for general and administrative expenses, net (GAAP), and there can be no assurance that any of the significant cost drivers excluded from such metric will not be incurred again in the future.

G&A expense before reimbursements and allocations during the Combined Current YTD Period decreased $41 million compared to the Prior Predecessor YTD Period primarily due to cost reduction initiatives instituted beginning in the third quarter of 2019 and two separate company restructurings in August 2019 and September 2020, resulting in $40 million of lower compensation costs and $25 million of lower corporate overhead between periods.  Costs related to litigation settlements also decreased $6 million between periods.  These decreases were partially offset by $22 million paid to Predecessor executives and directors as cash retention incentives during the Combined Current YTD Period and $11 million of third-party advisory and legal fees related to the Chapter 11 Cases that were incurred prior to the Petition Date or after the Emergence Date.  In addition, we incurred $8 million of severance and restructuring costs in both the Combined Current YTD Period and Prior Predecessor YTD Period.  The decrease in reimbursements and allocations for the Combined Current YTD Period was the result of a lower number of field workers on Whiting-operated properties associated with reduced drilling activity and staffing reductions.

G&A expense per BOE amounted to $3.15 during the Combined Current YTD Period, which represents an increase of $0.26 per BOE (or 9%) from the $2.89 per BOE during the Prior Predecessor YTD Period.  This increase was mainly due to the significant cost drivers discussed above, which added G&A expenses of $1.26 per BOE and $0.41 per BOE for the Combined Current YTD Period and the Prior Predecessor YTD Period, respectively, as well as lower overall production volumes between periods.  G&A expense per BOE excluding such significant cost drivers was $1.89 per BOE and $2.48 per BOE for the Combined Current YTD Period and the Prior Predecessor YTD period, respectively.

Derivative (Gain) Loss, Net.  Our commodity derivative contracts are marked to market each reporting period with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in making or receiving a payment to or from the counterparty.  Derivative (gain) loss, net, amounted to a gain of $157 million and a loss of $54 million for the Combined Current YTD Period and Prior Predecessor YTD Period, respectively.  These gains and losses relate to our collar and swap commodity derivative contracts and resulted from the downward and upward shifts, respectively, in the futures curve of forecasted commodity prices for crude oil and natural gas during the respective periods.  For more information on our outstanding derivatives refer to the “Derivative Financial Instruments” footnote in the notes to the consolidated financial statements.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Successor	Predecessor	Non-GAAP	Predecessor
	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020	Combined Year Ended December 31, 2020	Year Ended December 31, 2019
Credit agreements	$6,570	$23,948	$30,518	$15,236
Amortization of debt issue costs, discounts and premiums	1,257	13,536	14,793	28,340
Other	253	730	983	888
Notes	-	34,840	34,840	146,583
Total	$8,080	$73,054	$81,134	$191,047

The decrease in interest expense of $110 million during the Combined Current YTD Period compared to the Prior Predecessor YTD Period was primarily attributable to lower interest costs incurred on our notes and lower amortization of debt issue costs, discounts and premiums.  Upon the filing of the Chapter 11 Cases on April 1, 2020, we discontinued accruing interest on our notes, which resulted in a $112 million decrease in note interest expense between periods.  In addition, the remaining unamortized debt issuance costs and premiums associated with these notes were written off to reorganization items, net, resulting in a $14 million decrease in amortization expense between periods.  Upon emergence from the Chapter 11 Cases, all outstanding obligations under our notes were cancelled in exchange for shares of Successor common stock.  Refer to the “Chapter 11 Emergence” and “Long-Term Debt” footnotes in the notes to the consolidated financial statements for more information.

The decreases in interest expense discussed above were partially offset by a $15 million increase in interest incurred on our credit agreements between the Combined Current YTD Period and the Prior Predecessor YTD Period due to a higher average outstanding balance, as well as an additional 2% default interest rate charged on borrowings outstanding for the duration of the Chapter 11 Cases.  Our weighted average borrowings outstanding under our credit agreements during the Combined Current YTD Period were $644 million compared to $201 million for the Prior Predecessor YTD Period.

Our weighted average debt outstanding during the Current Predecessor YTD Period was $3.2 billion versus $2.9 billion for the Prior Predecessor YTD Period, and our weighted average effective cash interest rate was 2.8% during the Current Predecessor YTD Period compared to 5.5% during the Prior Predecessor YTD Period.  The decrease between periods was primarily due to the discontinuation of interest expense on our notes beginning in April 2020.

Subsequent to our emergence from bankruptcy, our weighted average borrowings outstanding during the Successor Period were $410 million, with a weighted average cash interest rate of 4.8%.

Gain on Extinguishment of Debt.  During the Current Predecessor YTD Period, we recognized a gain on extinguishment of debt of $26 million.  In March 2020, we paid $53 million to repurchase $73 million aggregate principal amount of our Convertible Senior Notes and recognized a $23 million gain on extinguishment of debt.  Additionally, in March 2020, the holders of $3 million aggregate principal amount of our Convertible Senior Notes elected to convert.  Upon conversion, such holders of the converted Convertible Senior Notes were entitled to receive an insignificant cash payment on April 1, 2020, which we did not pay in conjunction with the filing of the Chapter 11 Cases.  As a result of such conversion we recognized a $3 million gain on extinguishment of debt during the Current Predecessor YTD Period.

During the Prior Predecessor YTD Period, we recognized a gain on extinguishment of debt of $8 million.  In September 2019, we paid $299 million to purchase $300 million aggregate principal amount of our 2020 Convertible Senior Notes in a cash tender offer and recognized a $4 million gain on extinguishment of debt.  Additionally, in September and October 2019, we paid $96 million to repurchase $100 million aggregate principal amount of our 5.75% Senior Notes due 2021 and recognized a $4 million gain on extinguishment of debt.

Refer to the “Long-Term Debt” footnote in the notes to the consolidated financial statements for more information on the note repurchases and conversion.

Reorganization Items, Net. During the Current Predecessor YTD Period, we recognized a net gain of $217 million related to the Chapter 11 Cases consisting of (i) gains on settlement of certain liabilities, including our senior notes, upon consummation of the Plan, (ii) fresh start accounting fair value adjustments, (iii) professional fees recognized between the Petition Date and the Emergence Date and (iv) the write-off of debt issuance costs and premiums associated with our senior notes.  Refer to the “Chapter 11 Emergence” and “Fresh Start Accounting” footnotes in the notes to the consolidated financial statements for more information on amounts recorded to reorganization items, net.

Income Tax Expense (Benefit).  As a result of pre-tax losses for the first six months of 2019, we transitioned from a net deferred tax liability position to a net deferred tax asset position which resulted in the recognition of a full valuation allowance on our deferred tax assets (“DTAs”) during the second quarter of 2019.  During the fourth quarter of 2019, we recognized $74 million of Canadian deferred tax expense associated with the outside basis difference in Whiting Canadian Holding Company ULC pursuant to ASC 740-30-25-17.  During the Combined Current YTD Period, we recorded a tax benefit of $68 million reflecting a reduction in the overall expected Canadian tax liability as a result of a legal entity restructuring we executed during the period.  Of this reduction, $55 million resulted from the implementation of fresh start accounting and was recorded during the Current Predecessor YTD Period and $12 million resulted from the completion of the restructuring and was recorded during the Successor Period.  The remaining $6 million Canadian tax liability was paid in the fourth quarter of 2020.  Refer to the “Income Taxes” and “Fresh Start Accounting” footnotes in the notes to the consolidated financial statements for more information on the legal restructuring and related Canadian deferred tax liability.

As a result of the full valuation allowance on our U.S. DTAs as of December 31, 2020, August 31, 2020 and December 31, 2019, no U.S. tax benefit or expense was recognized in the Combined Current YTD Period or the Prior Predecessor YTD Period other than a $1 million U.S. income tax benefit related to alternative minimum tax refunds received in each respective period.

Our overall effective tax rate of 1.7% and (42.7%) for the Combined Current YTD Period and the Prior Predecessor YTD Period, respectively, were lower than the U.S. statutory income tax rate as a result of the full valuation allowance on our U.S. DTAs and changes to our expected Canadian tax liability during each period as discussed above.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

For discussion on the year ended December 31, 2019 (Predecessor) compared to the year ended December 31, 2018 (Predecessor), refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020 under the subheading “Year Ended December 31, 2019 Compared to Year Ended December 31, 2018.”

Liquidity and Capital Resources

Overview.  At December 31, 2020, the Successor entity had $26 million of unrestricted cash on hand, $360 million of long-term debt and $1.2 billion of shareholders’ equity, while at December 31, 2019, the Predecessor entity had $9 million of cash on hand, $2.8 billion of long-term debt and $4.0 billion of equity.  The decrease in long-term debt and shareholders’ equity between periods primarily relates to adjustments made as a result of the implementation of the Plan and application of fresh start accounting upon emergence from bankruptcy on September 1, 2020.  We expect that our liquidity going forward will be primarily derived from cash flows from operating activities, cash on hand and availability under the Exit Credit Agreement and that these sources of liquidity will be sufficient to provide us the ability to fund our operating and development activities and planned capital programs.  We may need to fund acquisitions or pursuits of business opportunities that support our strategy through additional borrowings or the issuance of common stock or other forms of equity.

Cash Flows.  During the Combined Current YTD Period, we generated $195 million of cash provided by operating activities, a decrease of $561 million from the Prior Predecessor YTD Period.  Cash provided by operating activities between periods decreased primarily due to lower realized sales prices and production volumes for oil, NGLs and natural gas, as well as higher cash reorganization expenses.  These negative factors were partially offset by an increase in cash settlements received on our derivative contracts and lower lease operating expenses, production and ad valorem taxes, cash G&A, cash interest expense and TGC between periods.  Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on increases and decreases in certain expenses between periods.  During the Current Predecessor YTD Period, cash flows from operating activities, $425 million of net borrowings under the Exit Credit Agreement and $29 million of proceeds from the sale of properties were used to finance the repayment of $217 million of net borrowings under the Predecessor Credit Agreement, $238 million of drilling and development expenditures and the repurchase of $73 million aggregate principal amount of Senior Convertible Notes in March 2020.  During the Successor Period, cash on hand and cash flows from operating activities were used to finance the repayment of $65 million of outstanding borrowings under the Exit Credit Agreement and $34 million of drilling and development expenditures.

For discussion on cash flows for the year ended December 31, 2019 (Predecessor) compared to the year ended December 31, 2018 (Predecessor), refer to Part II, Item 7 “Management’s Discussion and Analysis of  Financial Condition and Results of Operations” of our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020 under the subheading “Cash Flows from 2019 Compared to 2018.”

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility, which we partially mitigate through the use of commodity hedge contracts.  Oil accounted for 61% and 65% of our total production in 2020 and 2019, respectively.  Natural gas accounted for 20% and 18% of our total production in 2020 and 2019, respectively.  As of February 24, 2021, we had crude oil derivative contracts covering the sale of 38,000 Bbl, 25,000 Bbl and 22,000 Bbl of oil per day for the remainder of 2021, 2022 and the first three months of 2023, respectively.  Additionally, we had natural gas derivative contracts covering the sale of

82,000 MMBtu, 39,000 MMBtu and 20,000 MMBtu of natural gas per day through the remainder of 2021, 2022 and the first three months of 2023, respectively.  Finally, we have basis swap contracts covering the sale of 20,000 MMBtu per day through the remainder of 2021 that are settled on the difference between the Northern Natural Gas Ventura index price and NYMEX Henry Hub.  For further information on our outstanding derivatives refer to the “Derivative Financial Instruments” footnote in the notes to the consolidated financial statements.

Exploration and Development Expenditures.  During the Combined Current YTD Period and the Prior Predecessor YTD Period, we incurred accrual basis exploration and development (“E&D”) expenditures of $209 million and $778 million, respectively.  Of these expenditures, 96% and 99%, respectively, were incurred in our large resource play in the Williston Basin of North Dakota and Montana, where we have focused our current development.  Capital expenditures reported in the condensed consolidated statements of cash flows are calculated on a cash basis, which differs from the accrual basis used to calculate the incurred capital expenditures as detailed in the table below:

	Successor	Predecessor	Non-GAAP	Predecessor
	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020	Combined Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Capital expenditures, accrual basis	$23,992	$185,363	$209,355	$778,254	$832,023
Decrease (increase) in accrued capital expenditures	9,995	53,093	63,088	15,111	(18,042)
Capital expenditures, cash basis	$33,987	$238,456	$272,443	$793,365	$813,981

We continually evaluate our capital needs and compare them to our capital resources.  Our 2021 E&D budget is a range of $228 million to $252 million, which we expect to fund with net cash provided by operating activities and cash on hand, and represents a slight increase from the E&D expenditures incurred during 2020.  Our level of E&D expenditures is largely discretionary, although a portion of our E&D expenditures are for non-operated properties where we have limited control over the timing and amount of such expenditures, and the amount of funds we devote to any particular activity may increase or decrease depending on commodity prices, cash flows, available opportunities and development results, among other factors.  We believe that we have sufficient liquidity and capital resources to execute our development plan over the next 12 months.  With our expected cash flow streams, commodity price hedging strategies, current liquidity levels (primarily consisting of availability under the Exit Credit Agreement) and flexibility to modify future capital expenditure programs, we expect to fund all planned capital programs, comply with our debt covenants and meet other obligations that may arise from our oil and gas operations.

Exit Credit Agreement.  On September 1, 2020, Whiting Petroleum Corporation, as parent guarantor, and Whiting Oil and Gas, as borrower, entered into the Exit Credit Agreement with a syndicate of banks.  As of December 31, 2020, the Exit Credit Agreement had a borrowing base and aggregate commitments of $750 million.  As of December 31, 2020, we had $388 million of available borrowing capacity under the Exit Credit Agreement, which was net of $360 million of borrowings outstanding and $2 million in letters of credit outstanding.

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

A portion of the revolving credit facility in an aggregate amount not to exceed $50 million may be used to issue letters of credit for the account of Whiting Oil and Gas or our other designated subsidiaries.  As of December 31, 2020, $48 million was available for additional letters of credit under the Exit Credit Agreement.

The Exit Credit Agreement provides for interest only payments until maturity on April 1, 2024, when the agreement terminates and all outstanding borrowings are due. In addition, the Exit Credit Agreement provides for certain mandatory prepayments, including if our cash balances are in excess of approximately $75 million during any given week, such excess must be utilized to repay borrowings under the Exit Credit Agreement.  Interest under the Exit Credit Agreement accrues at our option at either (i) a base rate for a base rate loan plus a margin between 1.75% and 2.75% based on the ratio of outstanding borrowings and letters of credit to the lower of the current borrowing base or total commitments, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR plus 1.0% per annum, or (ii) an adjusted LIBOR for a eurodollar loan plus a margin between 2.75% and 3.75% based on the ratio of outstanding borrowings and letters of credit to the lower of the current borrowing base or total commitments.  Additionally, we incur commitment fees of 0.5% on the unused portion of the aggregate commitments of the lenders under the Exit Credit Agreement, which fees are included as a component of interest expense.

The Exit Credit Agreement contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of our lenders.  Except for limited exceptions, the Exit Credit Agreement also restricts our ability to make any dividend payments or distributions on our common stock prior to September 1, 2021, and thereafter only to the extent that we have distributable free cash flow and (i) at least 20% of available borrowing capacity, (ii) a consolidated net leverage ratio of less than or equal to 2.0 to 1.0, (iii) do not have a borrowing base deficiency and (iv) are not in default under the Exit Credit Agreement.  These restrictions apply to all of our restricted subsidiaries (as defined in the Exit Credit Agreement).  The Exit Credit Agreement requires us, as of the last day of any quarter to maintain commodity hedges covering a minimum of 65% of our projected production for the succeeding twelve months, and 35% of our projected production for the next succeeding twelve months, both as reflected in our  most recent delivered proved reserves projection.  We are also limited to hedging a maximum of 85% of our production from proved reserves.  The Exit Credit Agreement also requires us, as of the last day of any quarter beginning with the quarter ending December 31, 2020, to maintain the following ratios (as defined in the Exit Credit Agreement): (i) a consolidated current assets to consolidated current liabilities ratio of not less than 1.0 to 1.0 and (ii) a total debt to last four quarters’ EBITDAX ratio of not greater than 3.5 to 1.0.  As of December 31, 2020, we were in compliance with the covenants under the Exit Credit Agreement.  For further information on the loan security related to the Exit Credit Agreement, refer to the “Long-Term Debt” footnote in the notes to the consolidated financial statements.

Senior Notes.  Upon emergence from the Chapter 11 Cases on September 1, 2020, we issued 36,817,630 shares of the Successor’s common stock to the holders of all our senior notes in settlement of the outstanding principal and related accrued interest.  Upon such settlement, we no longer have any senior notes outstanding.  Refer to the “Fresh Start Accounting” footnote in the notes to the consolidated financial statements for more information.

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

Oil and Natural Gas Reserve Quantities.  Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion, impairment of our oil and natural gas properties and our asset retirement obligations.  Discounted future net cash flows derived from our reserve estimates were also utilized in establishing the fair value of our oil and natural gas properties upon the adoption of fresh start accounting on the Emergence Date.  Proved oil and gas reserves are those quantities of oil and gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  Reserve quantities and future cash flows included in this report are prepared in accordance with guidelines established by the SEC and the FASB.  The accuracy of our reserve estimates is a function of (i) the quality and quantity of available data, (ii) the interpretation of that data, (iii) the accuracy of various mandated economic assumptions, and (iv) the judgments of the persons preparing the estimates.

Our total proved reserves decreased 225 MMBOE, or 46%, from December 31, 2019 to December 31, 2020.  Refer to “Reserves” in Item 2 and “Supplemental Disclosures about Oil and Gas Producing Activities” in Item 8 of this Annual Report on Form 10-K for information on the change in reserves between periods.  External petroleum engineers independently estimated all of the proved reserve quantities included in this Annual Report on Form 10-K.  In connection with our external petroleum engineers performing their independent reserve estimations, we furnish them with the following information that they use in their evaluation: (1) technical support data, (2) technical analysis of geologic and engineering support information, (3) economic and production data, (4) our well ownership interests and (5) expected future development activity.  The independent petroleum engineers, Netherland, Sewell & Associates, Inc., evaluated 100% of our estimated proved reserve quantities and their related pre-tax future net cash flows as of December 31, 2020.  Estimates prepared by others may be higher or lower than our estimates.  Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and gas that are ultimately recovered.  For example, if the crude oil and natural gas prices used in our year-end reserve estimates increased or decreased by 10%, our proved reserve quantities at December 31, 2020 would have increased by 17 MMBOE (6%) or decreased by 29 MMBOE (11%), respectively, and the pre-tax PV10% of our proved reserves would have increased by $393 million (33%) or decreased by $352 million (29%), respectively.  We continually make revisions to reserve estimates throughout the year as additional information becomes available.  We make changes to depletion rates and impairment calculations (when impairment indicators arise) in the same period that changes to reserve estimates are made.

Depreciation, Depletion and Amortization.  Our rate of recording DD&A is dependent upon our estimates of total proved and proved developed reserves, which estimates incorporate various assumptions and future projections.  If our estimates of total proved or proved developed reserves decline, the rate at which we record DD&A expense increases, which in turn reduces our net income.  Such a decline in reserves may result from lower commodity prices or other changes to reserve estimates, as discussed above, and we are unable to predict changes in reserve quantity estimates as such quantities are dependent on the success of our exploration and development program, as well as future economic conditions.  Our DD&A rate declined significantly during the Successor Period as compared to both the Current Predecessor YTD Period and Prior Predecessor YTD Period as a result of our adoption of fresh start accounting on the Emergence Date, which resulted in a reduced book value of our oil and natural gas properties at that date as compared to either Predecessor period.

Impairment of Oil and Gas Properties.  We review the value of our oil and gas properties whenever management judges that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Such events and circumstances include, but are not limited to, declines in commodity prices, increases in operating costs, unfavorable reserve revisions, poor well performance, changes in development plans and potential property divestitures.  Impairments of producing properties are determined by comparing their undiscounted future net cash flows to their net book values at the end of each period.  If a property’s net capitalized costs exceed undiscounted future net cash flows, the cost of the property is written down to “fair value,” which is determined using discounted future net cash flows from the producing property.  Different pricing assumptions or discount rates could result in a different calculated impairment.  In addition to proved property impairments, we provide for impairments on significant undeveloped properties when we determine that the property will not be developed or a permanent impairment in value has occurred.  Individually insignificant unproved properties are amortized on a composite basis, based on past success, experience and average remaining lease-term.

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

We periodically, and are currently contractually obligated under the Exit Credit Agreement to, enter into commodity derivative contracts to manage our exposure to oil and natural gas price volatility.  We primarily utilize costless collars and swaps which are generally placed with major financial institutions, as well as crude oil sales and delivery contracts.  We use hedging to help ensure that we have adequate funding for our capital programs and to manage returns on our drilling programs and acquisitions.  Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions.  While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements.  The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions.  We evaluate the ability of our counterparties to perform at the inception of a hedging relationship and on a periodic basis as appropriate.

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

In addition, we evaluate the terms of our contracts, if any, to determine whether they contain embedded components that are required to be bifurcated and accounted for separately as derivative financial instruments.

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

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change.  As a result of the Chapter 11 reorganization and related transactions, the Successor experienced an ownership change within the meaning of IRC Section 382 on the Emergence Date.  This ownership change subjected certain of the Company’s tax attributes to an IRC Section 382 limitation.  This limitation has not resulted in a current tax liability for the Successor Period, or any intervening period since the Emergence Date.  The ownership changes and resulting annual limitation may result in the expiration of net operating loss carryforwards or other tax attributes otherwise available, with a corresponding decrease in the Company’s valuation allowance.

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

Leases.  We have operating and finance leases for corporate and field offices, pipeline and midstream facilities, field equipment and automobiles.  Right-of-use (“ROU”) assets and liabilities associated with these leases are recognized at the lease commencement date based on the present value of the lease payments over the lease term.  ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments.  Upon adoption of fresh start accounting, our remaining lease obligations were recalculated using the applicable incremental borrowing rate commensurate with the Successor's capital structure upon emergence.

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

Effects of Inflation and Pricing

As commodity prices began to recover during 2018 and 2019 from previous lows, the cost of oil field goods and services also rose.  Although commodity prices declined sharply during the first part of 2020, the costs of oil field goods and services were slower to decline in response.  The oil and gas industry is very cyclical, and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and not adjust downward in proportion to prices.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, depletion expense, impairment assessments of oil and gas properties and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase in the near term, higher demand in the industry could result in increases in the costs of materials, services and personnel.

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

These risks and uncertainties include, but are not limited to: risks associated with our emergence from bankruptcy; declines in, or extended periods of low oil, NGL or natural gas prices; the occurrence of epidemic or pandemic diseases, including the coronavirus pandemic; actions of the Organization of Petroleum Exporting Countries and other oil exporting nations to set and maintain production levels; the potential shutdown of the Dakota Access Pipeline; our level of success in development and production activities; impacts resulting from the allocation of resources among our strategic opportunities; our ability to replace our oil and natural gas reserves; the geographic concentration of our operations; our inability to access oil and gas markets due to market conditions or operational impediments; market availability of, and risks associated with, transport of oil and gas; weakened differentials impacting the price we receive for oil and natural gas; our ability to successfully complete asset acquisitions and dispositions and the risks related thereto; shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and completion services; the timing of our development expenditures; properties that we acquire may not produce as projected and may have unidentified liabilities; adverse weather conditions that may negatively impact development or production activities; we may incur substantial losses and be subject to liability claims as a result of our oil and gas operations, including uninsured or underinsured losses resulting from our oil and gas operations; lack of control over non-operated properties; unforeseen underperformance of or liabilities associated with acquired properties or other strategic partnerships or investments; competition in the oil and gas industry; cybersecurity attacks or failures of our telecommunication and other information technology infrastructure; our ability to comply with debt covenants, periodic redeterminations of the borrowing base under our Exit Credit Agreement and our ability to generate sufficient cash flows from operations to service our indebtedness; our ability to generate sufficient cash flows from operations to meet the internally funded portion of our capital expenditures budget; revisions to reserve estimates as a result of changes in commodity prices, regulation and other factors; inaccuracies of our reserve estimates or our assumptions underlying them; the impacts of hedging on our results of operations; our ability to use net operating loss carryforwards in future periods; impacts to financial statements as a result of impairment write-downs and other cash and noncash charges; the impact of negative shifts in investor sentiment towards the oil and gas industry; federal and state initiatives relating to the regulation of hydraulic fracturing and air emissions; the Biden administration could enact regulations that impose more onerous permitting and other costly environmental, health and safety requirements; the impact and costs of compliance with laws and regulations governing our oil and gas operations; the potential impact of changes in laws that could have a negative effect on the oil and gas industry; impacts of local regulations, climate change issues, negative perception of our industry and corporate governance standards; negative impacts from litigation and legal proceedings; and other risks described under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K.  We assume no obligation, and disclaim any duty, to update the forward-looking statements in this Annual Report on Form 10-K.

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

Crude Oil and Natural Gas Collars and Swaps.  Our hedging portfolio currently consists of crude oil and natural gas collars and swaps.  Refer to the “Derivative Financial Instruments” footnote in the notes to the consolidated financial statements for a description and list of our outstanding derivative contracts at December 31, 2020.

Our collar contracts have the effect of providing a protective floor, while allowing us to share in upward pricing movements up to the ceiling price.  Our swap contracts entitle us to receive settlement from the counterparty in amounts, if any, by which the settlement price for the applicable calculation period is less than the fixed price, or to pay the counterparty if the settlement price for the applicable calculation period is more than the fixed price.  The fair value of our oil derivative positions at December 31, 2020 was a net liability of $60 million.  A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of December 31, 2020 would cause an increase of $67 million or a decrease of $60 million, respectively, in this fair value liability.  The fair value of our natural gas contracts was a net asset of $1 million.  A hypothetical upward or downward shift of 10% per MMBtu in the NYMEX forward curve for natural gas as of December 31, 2020 would cause a decrease or an increase, respectively, of $8 million in this fair value asset.

While these collars and fixed-price swaps are designed to decrease our exposure to downward price movements, they also have the effect of limiting the benefit of price increases above the ceiling with respect to the collars and upward price movements generally with respect to the fixed-price swaps.

Interest Rate Risk

Market risk is estimated as the change in fair value resulting from a hypothetical 100 basis point change in the interest rate on the outstanding balance under the Exit Credit Agreement.  The Exit Credit Agreement allows us to fix the interest rate for all or a portion of the principal balance for a period up to one month.  To the extent that the interest rate is fixed, interest rate changes affect the instrument’s fair market value but do not impact results of operations or cash flows.  Conversely, for the portion of the Exit Credit Agreement that has a floating interest rate, interest rate changes will not affect the fair market value but will impact future results of operations and cash flows.  At December 31, 2020, our outstanding principal balance under the Exit Credit Agreement was $360 million, and the weighted average interest rate on the outstanding principal balance was 4.1%.  At December 31, 2020, the carrying amount approximated fair market value.  Assuming a constant debt level of $360 million, the cash flow impact resulting from a 100 basis point change in interest rates during periods when the interest rate is not fixed would be $3 million over a 12-month time period.

Item 8.       Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Whiting Petroleum Corporation

Denver, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Whiting Petroleum Corporation and subsidiaries (the "Company") as of December 31, 2020 (Successor Company balance sheet) and 2019 (Predecessor Company balance sheet), the related consolidated statements of operations, stockholders’ equity and cash flows for the period of September 1, 2020 to December 31, 2020 (Successor Company operations), and January 1, 2020 to August 31, 2020 and for the years ended December 31, 2019 and 2018 (Predecessor Company operations), and the related notes (collectively referred to as the “financial statements”). In our opinion, the Successor financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and cash flows for the period of September 1, 2020 to December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor financial statements present fairly, in all material respects, the financial position of the Predecessor as of December 31, 2019, and the results of its operations and cash flows for the period of January 1, 2020 to August 31, 2020 and for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

As discussed in Note 2 to the financial statements, on August 14, 2020, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective on September 1, 2020. Accordingly, the accompanying financial statements have been prepared in conformity with FASB Accounting Standard Codification 852, Reorganizations, for the Successor Company with assets, liabilities, and a capital structure having carrying values not comparable with prior periods, as described in Notes 1 and 3 to the consolidated financial statements.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Proved Oil and Natural Gas Property and Depletion and Proved Property Impairment — Oil and Natural Gas Reserve Quantities and Future Cash Flows — Refer to Notes 1, 4 and 10 to the financial statements

Critical Audit Matter Description

The Company’s proved oil and natural gas properties are depleted using the units of production method based on the Company’s oil and natural gas reserves and are evaluated for impairment by comparison to the future net cash flows of the underlying oil and natural gas reserves. The Company’s oil and natural gas reserve quantities and the related future net cash flows required management to make significant estimates and assumptions, including those related to management’s five-year development plan, oil and natural gas prices, development and production risk factors, and the discount rate when there is a fair value measurement for impairment. The Company engaged an independent engineering firm to estimate oil and natural gas quantities using generally accepted methods, calculation procedures and engineering data. Changes in these assumptions or engineering data could have a significant impact on the amount of depletion and any proved oil and natural gas property impairment. The proved oil and natural gas properties balance was $1.6 billion as of December 31, 2020 (Successor Company balance sheet), net of accumulated depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $0.3 billion for the period from January 1, 2020 to August 31, 2020 (Predecessor Company operations), and $0.1 billion for the period from September 1, 2020 to December 31, 2020 (Successor Company operations). Impairment of $4.2 billion was recognized during the period January 1, 2020 to August 31, 2020 (Predecessor Company operations).

Given the significant judgments made by management, performing audit procedures to evaluate the Company’s oil and natural gas reserve quantities and the related net cash flows including management’s estimates and assumptions related to its five-year development plan, future oil and natural gas prices, development and production risk factors, and the discount rate required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s significant judgments and assumptions related to oil and natural gas reserves quantities and estimates of the future net cash flows included the following, among others:

●	We tested the operating effectiveness of controls related to the Company’s estimation of oil and natural gas reserve quantities and the related future net cash flows, including controls relating to the management’s five-year development plan, future oil and natural gas prices, development and production risk factors, and the discount rate.
●	We evaluated the reasonableness of management’s five-year development plan by comparing the forecasts to:
-	Historical conversions of proved undeveloped oil and natural gas reserves into proved developed oil and natural gas reserves.
-	Working capital and future cash flows to support development of proved undeveloped reserves into proved developed oil and natural gas reserves.
-	Internal communications to management and the Board of Directors.
-	Permits and approval for expenditures.
-	Forecasted information by basin included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
●	With the assistance of our fair value specialists, we assessed management’s estimated future oil and natural gas prices, development and production risk factors, and the discount rate, by:
-	Understanding the methodology used by management for development of the future oil and natural gas prices and comparing the estimated prices to an independently determined range of prices, including published forward pricing indices and third-party industry sources.
-	Evaluating the historical realized price differentials incorporated in the future oil and natural gas prices.
-	Understanding the methodology used by management for determining the risk factors associated with the likelihood of future development and production from proved and unproved oil and natural gas reserves.
-	Comparing the development and production risk factors to industry surveys.

-	Understanding the methodology used by management for determining its discount rate and comparing the assumptions and estimates to publicly traded debt and equity securities and published indices and third-party sources.
●	We evaluated the experience, qualifications and objectivity of management’s expert, an independent engineering firm, including the methodologies and calculation procedures used to estimate oil and natural gas reserves and performing analytical procedures on the reserve quantities.

Emergence from Bankruptcy – Refer to Notes 1, 2 and 3 to the financial statements

Critical Audit Matter Description

On September 1, 2020, the Company satisfied all the conditions to effect its Plan of Reorganization and emerged from Chapter 11 bankruptcy. In connection with its emergence and in accordance with ASC 852, Reorganizations, the Company qualified for and adopted fresh start accounting. The Company engaged a fair value specialist to assist with the adoption. Management calculated a reorganization net asset value of $2.1 billion, which represents the fair value of the Successor Company's assets before considering liabilities, and allocated the value to its individual assets based on their estimated fair values. The Company’s principal assets are its proved oil and natural gas properties.

The fair value of the Company’s proved oil and natural gas properties are based on the Company’s proved oil and natural gas reserves and future net cash flows of the underlying oil and natural gas reserves. The Company’s oil and natural gas reserve quantities and the related future net cash flows required management to make significant estimates and assumptions, including those related to management’s five-year development plan, future oil and natural gas prices, development and production risk factors, and the discount rate.  The Company engaged an independent engineering firm to estimate oil and natural gas quantities using generally accepted methods and calculation procedures and engineering data. Changes in these assumptions or engineering data could have a significant impact on the fair value of the Company’s proved oil and natural gas properties, which was $1.7 billion as of September 1, 2020.

Given the significant judgments made by management, performing audit procedures to evaluate the Company’s oil and natural gas reserve quantities and the related net cash flows including management’s estimates and assumptions related to its five-year development plan, future oil and natural gas prices, development and production risk factors, and the discount rate required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

In addition, the tax impact of the bankruptcy reorganization required management to make significant calculations, estimates and assumptions in order to appropriately apply the applicable tax rules, including Internal Revenue Code Sections 108, 382, and 1017. In particular, these rules required analysis and calculation of valuations of the Company, as determined under US income tax regulations; the allocation of the value across asset classifications for tax purposes; calculation of the cancellation of debt income; estimation of realized built-in losses in the post-emergence period (including recognition and timing); and calculation of tax attribute reduction. The Company engaged a third-party income tax specialist to perform the necessary calculations required to properly account for the bankruptcy reorganization, including the analysis and calculations noted above.

Given the significant judgments made by management, performing audit procedures to evaluate the Company’s valuation as determined under US income tax regulations, the allocation of the value for tax purposes, the calculation of cancellation of debt income, the estimation of realized built-in losses, and calculation of tax attribute reduction required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s significant judgments and assumptions related to the application of the fresh start accounting, specifically the fair value of proved oil and natural gas properties and income tax accounting adjustments, included the following, among others:

●	We tested the operating effectiveness of controls related to the Company’s estimation of oil and natural gas reserve quantities and the related future net cash flows, including controls relating to the management’s five-year development plan, future oil and natural gas prices, development and production risk factors, and the discount rate, and the Company’s treatment of the tax effects of the bankruptcy restructuring, including controls relating to the assessment of deferred tax assets and liabilities and realizability of deferred tax assets.
●	We evaluated the reasonableness of management’s five-year development plan by comparing the forecasts to:
-	Historical conversions of proved undeveloped oil and natural gas reserves into proved developed oil and natural gas reserves.

-	Working capital and future cash flows to support development of proved undeveloped reserves into proved developed oil and natural gas reserves.
-	Internal communications to management and the Board of Directors.
-	Permits and approval for expenditures.
-	Forecasted information by basin included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
●	With the assistance of our fair value specialists, we assessed management’s estimated future oil and natural gas prices, development and production risk factors, and the discount rate, by:
-	Evaluating the Company’s fair value specialist’s experience and qualifications.
-	Understanding the methodology used by management for development of the future oil and natural gas prices and comparing the estimated prices to an independently determined range of prices, including published forward pricing indices and third-party industry sources.
-	Evaluating the historical realized price differentials incorporated in the future oil and natural gas prices.
-	Understanding the methodology used by management for determining the risk factors associated with the likelihood of future development and production from proved and unproved oil and natural gas reserves.
-	Comparing the development and production risk factors to industry surveys.
-	Understanding the methodology used by management for determining its discount rate and comparing the assumptions and estimates to publicly traded debt and equity securities and published indices and third-party sources.
●	We evaluated the experience, qualifications and objectivity of management’s expert, an independent engineering firm, including the methodologies and calculation procedures used to estimate oil and natural gas reserves and performing analytical procedures on the reserve quantities.
●	With the assistance of our tax specialists, we assessed the technical merits of the Company’s tax positions related to the restructuring transaction and the application of fresh start accounting, by:
-	Evaluating the Company’s third-party income tax specialist’s experience and qualifications.
-	Evaluating income tax opinions and other third-party documentary advice obtained by the Company.
-	Evaluating the methodology and related assumptions used by the third-party income tax specialist and management for calculating its deferred tax assets and liabilities and the appropriateness of management’s tax positions taken under relevant federal and state income tax laws.
◾	Understanding the methodology used by management for determining the value of the Company upon emergence, based on US income tax regulations, and the related allocation of this value across all asset classifications.
◾	Testing management’s calculation of cancellation of debt income, including the computations of adjusted issue price.
◾	Evaluating management’s treatment of accrued but not deducted interest expense, and the associated impact on the computation of cancellation of debt income.
◾	Evaluating management’s calculations of the Company’s estimated future recognition of built-in losses, and related impact on future realizability of tax attributes. This includes understanding management’s calculation of net unrealized built-in loss and the methodology for recognizing future depreciation, depletion and amortization.

◾	Testing management’s calculation of attribute reduction, including the allocation of attribute reduction to subsidiaries.
●	We evaluated the completeness and accuracy of the Company’s financial statement disclosures related to the emergence from bankruptcy.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

February 24, 2021

We have served as the Company’s auditor since 2003.

WHITING PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	Successor	Predecessor
	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$25,607	$8,652
Restricted cash	2,760	-
Accounts receivable trade, net	142,830	308,249
Prepaid expenses and other	19,224	14,082
Total current assets	190,421	330,983
Property and equipment:
Oil and gas properties, successful efforts method	1,812,601	12,812,007
Other property and equipment	74,064	178,689
Total property and equipment	1,886,665	12,990,696
Less accumulated depreciation, depletion and amortization	(73,869)	(5,735,239)
Total property and equipment, net	1,812,796	7,255,457
Other long-term assets	40,723	50,281
TOTAL ASSETS	$2,043,940	$7,636,721
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable trade	$23,697	$80,100
Revenues and royalties payable	151,196	202,010
Accrued capital expenditures	20,155	64,263
Accrued liabilities and other	36,170	53,597
Accrued lease operating expenses	23,457	38,262
Accrued interest	476	53,928
Taxes payable	11,997	26,844
Derivative liabilities	49,485	10,285
Accrued employee compensation and benefits	5,361	21,125
Total current liabilities	321,994	550,414
Long-term debt	360,000	2,799,885
Asset retirement obligations	91,864	131,208
Operating lease obligations	17,415	31,722
Deferred income taxes	-	73,593
Other long-term liabilities	23,863	24,928
Total liabilities	815,136	3,611,750
Commitments and contingencies
Equity:
Predecessor common stock, $0.001 par value, 225,000,000 shares authorized; 91,743,571 issued and 91,326,469 outstanding as of December 31, 2019	-	92
Successor common stock, $0.001 par value, 500,000,000 shares authorized; 38,051,125 issued and outstanding as of December 31, 2020	38	-
Additional paid-in capital	1,189,693	6,409,991
Accumulated earnings (deficit)	39,073	(2,385,112)
Total equity	1,228,804	4,024,971
TOTAL LIABILITIES AND EQUITY	$2,043,940	$7,636,721

The accompanying notes are an integral part of these consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Successor	Predecessor
	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
OPERATING REVENUES
Oil, NGL and natural gas sales	$273,358	$459,004	$1,572,245	$2,081,414
OPERATING EXPENSES
Lease operating expenses	73,981	158,228	328,427	311,895
Transportation, gathering, compression and other	8,038	22,266	42,438	48,105
Production and ad valorem taxes	24,150	41,204	138,212	171,823
Depreciation, depletion and amortization	77,502	338,757	816,488	781,329
Exploration and impairment	7,865	4,184,830	54,738	67,368
General and administrative	21,734	91,816	132,609	123,250
Derivative (gain) loss, net	24,714	(181,614)	53,769	17,170
Loss on sale of properties	395	927	1,964	1,949
Amortization of deferred gain on sale	-	(5,116)	(9,069)	(11,354)
Total operating expenses	238,379	4,651,298	1,559,576	1,511,535
INCOME (LOSS) FROM OPERATIONS	34,979	(4,192,294)	12,669	569,879
OTHER INCOME (EXPENSE)
Interest expense	(8,080)	(73,054)	(191,047)	(197,474)
Gain (loss) on extinguishment of debt	-	25,883	7,830	(31,968)
Interest income and other	136	211	1,602	3,430
Reorganization items, net	-	217,419	-	-
Total other income (expense)	(7,944)	170,459	(181,615)	(226,012)
INCOME (LOSS) BEFORE INCOME TAXES	27,035	(4,021,835)	(168,946)	343,867
INCOME TAX EXPENSE (BENEFIT)
Current	2,463	2,718	-	-
Deferred	(14,501)	(59,092)	72,220	1,373
Total income tax expense (benefit)	(12,038)	(56,374)	72,220	1,373
NET INCOME (LOSS)	$39,073	$(3,965,461)	$(241,166)	$342,494
INCOME (LOSS) PER COMMON SHARE
Basic	$1.03	$(43.37)	$(2.64)	$3.77
Diluted	$1.03	$(43.37)	$(2.64)	$3.73
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	38,080	91,423	91,285	90,953
Diluted	38,119	91,423	91,285	91,869

The accompanying notes are an integral part of these consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$39,073	$(3,965,461)	$(241,166)	$342,494
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	77,502	338,757	816,488	781,329
Deferred income tax expense (benefit)	(14,501)	(59,092)	72,220	1,373
Amortization of debt issuance costs, debt discount and debt premium	1,258	13,535	28,340	30,700
Stock-based compensation	515	4,188	7,721	12,669
Amortization of deferred gain on sale	-	(5,116)	(9,069)	(11,354)
Loss on sale of properties	395	927	1,964	1,949
Oil and gas property impairments	3,233	4,161,885	17,866	45,288
(Gain) loss on extinguishment of debt	-	(25,883)	(7,830)	31,968
Non-cash derivative (gain) loss	20,772	(136,131)	78,626	(139,831)
Non-cash reorganization items, net	-	(274,588)	-	-
Payment for settlement of commodity derivative contract	-	-	-	(61,036)
Other, net	(1,761)	(223)	(1,352)	(6,706)
Changes in current assets and liabilities:
Accounts receivable trade, net	(7,100)	181,416	(24,343)	(11,571)
Prepaid expenses and other	1,989	(5,491)	7,165	4,026
Accounts payable trade and accrued liabilities	(42,922)	(46,734)	40,117	11,368
Revenues and royalties payable	5,690	(56,504)	(26,274)	56,751
Taxes payable	(1,975)	(12,872)	(4,513)	2,586
Net cash provided by operating activities	82,168	112,613	755,960	1,092,003
CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and development capital expenditures	(33,987)	(238,456)	(793,365)	(813,981)
Acquisition of oil and gas properties	(166)	(493)	(6,031)	(142,723)
Other property and equipment	(2,486)	(1,072)	(6,451)	(1,096)
Proceeds from sale of properties	532	29,273	72,000	4,746
Net cash used in investing activities	(36,107)	(210,748)	(733,847)	(953,054)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under Predecessor Credit Agreement	-	1,185,000	2,650,000	2,214,265
Repayments of borrowings under Predecessor Credit Agreement	-	(1,402,259)	(2,275,000)	(2,214,265)
Borrowings under Exit Credit Agreement	272,500	425,328	-	-
Repayments of borrowings under Exit Credit Agreement	(337,828)	-	-	-
Redemption of 5.0% Senior Notes due 2019	-	-	-	(990,023)
Repurchase of 1.25% Convertible Senior Notes due 2020	-	(52,890)	(297,000)	-
Repurchase of 5.75% Senior Notes due 2021	-	-	(95,279)	-
Debt issuance and extinguishment costs	-	(12,784)	(819)	(10,709)
Restricted stock used for tax withholdings	-	(307)	(3,830)	(4,744)
Proceeds from stock options exercised	-	-	-	755
Principal payments on finance lease obligations	(1,773)	(3,198)	(5,140)	-
Net cash provided by (used in) financing activities	$(67,101)	$138,890	$(27,068)	$(1,004,721)

				(Continued)

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(21,040)	$40,755	$(4,955)	$(865,772)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	49,407	8,652	13,607	879,379
End of period	$28,367	$49,407	$8,652	$13,607
SUPPLEMENTAL CASH FLOW DISCLOSURES
Income taxes paid (refunded), net	$6,209	$(1,028)	$(7,508)	$(32)
Interest paid, net of amounts capitalized	$6,322	$80,220	$163,859	$152,665
Cash paid for reorganization items	$22,248	$33,238	$-	$-
NONCASH INVESTING ACTIVITIES
Accrued capital expenditures and accounts payable related to property additions	$21,531	$26,796	$86,088	$90,358
Leasehold improvements paid for by third-party lessor under office lease agreement	$99	$49	$10,422	$-
NONCASH FINANCING ACTIVITIES (1)
Derivative termination settlement payments used to repay borrowings under credit agreement	$-	$157,741	$-	$-

				(Concluded)

(1)	Refer to the “Leases” footnote in the notes to the consolidated financial statements for discussion of right-of-use assets obtained in exchange for finance lease liabilities.

The accompanying notes are an integral part of these consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Earnings (Deficit)	Equity
BALANCES - January 1, 2018 (Predecessor)	92,095	$92	$6,405,490	$(2,486,440)	$3,919,142
Net income	-	-	-	342,494	342,494
Exercise of stock options	16	-	755	-	755
Restricted stock issued	451	-	-	-	-
Restricted stock forfeited	(351)	-	-	-	-
Restricted stock used for tax withholdings	(144)	-	(4,744)	-	(4,744)
Stock-based compensation	-	-	12,669	-	12,669
BALANCES - December 31, 2018 (Predecessor)	92,067	92	6,414,170	(2,143,946)	4,270,316
Net loss	-	-	-	(241,166)	(241,166)
Adjustment to equity component of Convertible Senior Notes upon partial extinguishment	-	-	(8,070)	-	(8,070)
Restricted stock issued	113	-	-	-	-
Restricted stock forfeited	(286)	-	-	-	-
Restricted stock used for tax withholdings	(150)	-	(3,830)	-	(3,830)
Stock-based compensation	-	-	7,721	-	7,721
BALANCES - December 31, 2019 (Predecessor)	91,744	92	6,409,991	(2,385,112)	4,024,971
Net loss	-	-	-	(3,965,461)	(3,965,461)
Adjustment to equity component of Convertible Senior Notes upon partial extinguishment	-	-	(3,461)	-	(3,461)
Restricted stock issued	194	-	-	-	-
Restricted stock forfeited	(238)	-	-	-	-
Restricted stock used for tax withholdings	(58)	-	(308)	-	(308)
Stock-based compensation	-	-	4,188	-	4,188
Cancellation of Predecessor stock	(91,642)	(92)	(6,410,410)	6,350,573	(59,929)
BALANCES - August 31, 2020 (Predecessor)	-	$-	$-	$-	$-

Issuance of Successor stock	38,051	$38	$1,159,818	$-	$1,159,856
Issuance of Successor warrants	-	-	29,360	-	29,360
BALANCES - September 1, 2020 (Successor)	38,051	38	1,189,178	-	1,189,216
Net income	-	-	-	39,073	39,073
Stock-based compensation	-	-	515	-	515
BALANCES - December 31, 2020 (Successor)	38,051	$38	$1,189,693	$39,073	$1,228,804

The accompanying notes are an integral part of these consolidated financial statements.

WHITING PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations—Whiting Petroleum Corporation, a Delaware corporation, is an independent oil and gas company engaged in the development, production and acquisition of crude oil, NGLs and natural gas primarily in the Rocky Mountains region of the United States.  Unless otherwise specified or the context otherwise requires, all references in these notes to “Whiting” or the “Company” are to Whiting Petroleum Corporation and its consolidated subsidiaries, Whiting Oil and Gas Corporation (“Whiting Oil and Gas” or “WOG”), Whiting US Holding Company, Whiting Canadian Holding Company ULC, Whiting Resources LLC (“WRC,” formerly Whiting Resources Corporation) and Whiting Programs, Inc.  In September 2020, Whiting US Holding Company merged with and into WOG with WOG surviving, and WRC transferred all of its operating assets to WOG.  In November 2020, WRC, over a series of steps, was amalgamated with Whiting Canadian Holding Company ULC and subsequently dissolved.

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

Upon emergence, the Company adopted fresh start accounting in accordance with FASB ASC Topic 852 – Reorganizations (“ASC 852”), which specifies the accounting and financial reporting requirements for entities reorganizing through chapter 11 bankruptcy proceedings.  The application of fresh start accounting resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes.  As a result of the implementation of the Plan and the application of fresh start accounting, the consolidated financial statements after the Emergence Date are not comparable to the consolidated financial statements before that date and the historical financial statements on or before the Emergence Date are not a reliable indicator of its financial condition and results of operations for any period after the Company’s adoption of fresh start accounting.  Refer to the “Fresh Start Accounting” footnote for more information.  References to “Successor” refer to the Company and its financial position and results of operations after the Emergence Date.  References to “Predecessor” refer to the Company and its financial position and results of operations on or before the Emergence Date.  References to “Successor Period” relate to the period of September 1, 2020 through December 31, 2020.  References to “Current Predecessor YTD Period” relate to the period of January 1, 2020 through August 31, 2020.  References to “Prior Predecessor YTD Period” relate to the year ended December 31, 2019.  The Company evaluated the events between August 31, 2020 and September 1, 2020 and concluded that the use of an accounting convenience date of August 31, 2020 did not have a material impact on the Company’s financial position or results of operations.

During the Current Predecessor YTD Period, the Company applied ASC 852 in preparing the consolidated financial statements, which requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business.  Accordingly, pre-petition liabilities that could have been impacted by the chapter 11 proceedings were classified as liabilities subject to compromise.  Additionally, certain expenses, realized gains and losses and provisions for losses that were realized or incurred during the Chapter 11 Cases, including adjustments to the carrying value of certain assets and indebtedness were recorded as reorganization items, net in the consolidated statements of operations for the relevant Predecessor periods.  Refer to the “Chapter 11 Emergence” footnote for more information on the events of the bankruptcy proceedings as well as the accounting and reporting impacts of the reorganization during the Current Predecessor YTD Period.

Ability to Continue as a Going Concern—The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  During the Chapter 11 Cases, the Company’s ability to continue as a going concern was subject to a high degree of risk and uncertainty until the Plan was confirmed and the Company emerged from the Chapter 11 Cases.  As a result of implementing the Plan, there is no longer substantial doubt about the Company’s ability to continue as a going concern.

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

Reclassifications—Certain prior period balances in the consolidated balance sheets have been combined.  Such reclassifications had no impact on net loss, cash flows or shareholders’ equity previously reported.

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

Cash, Cash Equivalents and Restricted Cash—Cash equivalents consist of demand deposits and highly liquid investments which have an original maturity of three months or less.  Cash and cash equivalents potentially subject the Company to a concentration of credit risk as substantially all of its deposits held in financial institutions were in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits as of December 31, 2020 and December 31, 2019.  The Company maintains its cash and cash equivalents in the form of money market and checking accounts with financial institutions that are also lenders under the Successor’s credit agreement.  The Company has not experienced any losses on its deposits of cash and cash equivalents.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets and statements of cash flows (in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$25,607	$8,652
Restricted cash	2,760	-
Total cash, cash equivalents and restricted cash	$28,367	$8,652

Restricted cash as of December 31, 2020 shown in the table above consists of funds remaining in a professional fee escrow account that were reserved to pay certain professional fees upon emergence from the Chapter 11 Cases (the “Professional Fee Escrow Account”).

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

The Company routinely evaluates expected credit losses for all material trade and other receivables to determine if an allowance for credit losses is warranted.  Expected credit losses are estimated based on (i) historic loss experience for pools of receivable balances with similar characteristics, (ii) the length of time balances have been outstanding and (iii) the economic status of each counterparty.  These loss estimates are then adjusted for current and expected future economic conditions, which may include an assessment of the probability of non-payment, financial distress or expected future commodity prices and the impact that any current or future conditions could have on a counterparty’s credit quality and liquidity.  As of December 31, 2020 (Successor), the Company had an immaterial allowance for credit losses due to the application of fresh start accounting.  As of December 31, 2019 (Predecessor), the Company had an allowance for credit losses of $9 million.

Inventories—Materials and supplies inventories consist primarily of tubular goods and production equipment, carried at weighted-average cost.  Materials and supplies are included in other property and equipment and totaled $29 million and $39 million as of December 31, 2020 (Successor) and December 31, 2019 (Predecessor), respectively.  Crude oil in tanks inventory is carried at the lower of the estimated cost to produce or net realizable value.  Oil in tanks is included in prepaid expenses and other and totaled $6 million as of December 31, 2020 (Successor) and December 31, 2019 (Predecessor).

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

Impairment expense for proved properties totaled $4 billion for the Current Predecessor YTD Period, which is reported in exploration and impairment expense in the consolidated statements of operations.

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

Unproved.  Unproved properties consist of costs to acquire undeveloped leases as well as purchases of unproved reserves.  Undeveloped lease costs and unproved reserve acquisitions are capitalized, and individually insignificant unproved properties are amortized on a composite basis, based on average remaining lease-term and the historical experience of developing acreage in a particular prospect.  The Company evaluates significant unproved properties for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage.  When successful wells are drilled on undeveloped leaseholds, unproved property costs are reclassified to proved properties and depleted on a unit-of-production basis.  Impairment expense for unproved properties totaled $1 million, $13 million, $9 million and $37 million for the Successor Period, Current Predecessor YTD Period and the years ended December 31, 2019 and 2018 (Predecessor), respectively, which is reported in exploration and impairment expense in the consolidated statements of operations.

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

Other Property and Equipment—Other property and equipment consists of materials and supplies inventories, carried at weighted-average cost, and furniture and fixtures, buildings and leasehold improvements, which are stated at cost and depreciated using the straight-line method over their estimated useful lives ranging from 4 to 30 years.  Additionally, other property and equipment includes finance lease right-of-use assets for pipeline and midstream facilities, field equipment and automobiles, which are depreciated using the straight-line method over their estimated useful lives ranging from 5 to 30 years.  Refer to the “Leases” footnote for additional information on these lease assets.

Debt Issuance Costs—Debt issuance costs related to the credit facility are included in other long-term assets and are amortized to interest expense on a straight-line basis over the term of the agreement.  Debt issuance costs related to the Company’s senior notes and convertible senior notes were included as a deduction from the carrying amount of long-term debt in the consolidated balance sheets as of December 31, 2019 and were amortized to interest expense using the effective interest method over the term of the related debt.  As a result of the Chapter 11 Cases and the adoption of ASC 852, the Company wrote off all unamortized issuance costs related to its notes on the Petition Date.  Refer to the “Chapter 11 Emergence” and “Fresh Start Accounting” footnotes for more information.

Debt Discounts and Premiums—Debt discounts and premiums related to the Company’s senior notes and convertible senior notes were included as a deduction from or addition to the carrying amount of the long-term debt in the consolidated balance sheets as of December 31, 2019 and were amortized to interest expense using the effective interest method over the term of the related notes.  As a result of the Chapter 11 Cases and the adoption of ASC 852, the Company wrote off all unamortized premium balances related to its notes on the Petition Date.  Refer to the “Chapter 11 Emergence” and “Fresh Start Accounting” footnotes for more information.

Derivative Instruments—The Company enters into derivative contracts, primarily collars and swaps, to manage its exposure to commodity price risk.  Whiting follows FASB ASC Topic 815 – Derivatives and Hedging, to account for its derivative financial instruments.  All derivative instruments, other than those that meet the “normal purchase normal sale” exclusion, are recorded on the consolidated balance sheets as either an asset or liability measured at fair value.  Gains and losses from changes in the fair value of derivative instruments are recognized immediately in earnings, unless the derivative meets specific hedge accounting criteria and the derivative has been designated as a hedge.  The Company does not currently apply hedge accounting to any of its outstanding derivative instruments, and as a result, all changes in derivative fair values are recognized currently in earnings.

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

Deferred Gain on Sale—The Company recorded a deferred gain on sale related to the sale of 18,400,000 Whiting USA Trust II (“Trust II”) units, which was being amortized to income based on the unit-of-production method.  As a result of the Chapter 11 Cases and the adoption of ASC 852, the Company wrote off the remaining deferred gain to “Reorganization Items, Net” during the Current Predecessor YTD Period.  Refer to the “Chapter 11 Emergence” and “Fresh Start Accounting” footnotes for more information.

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

Stock-based Compensation Expense—The Company has a share-based employee compensation plan that provide for the issuance of various types of stock-based awards, including shares of restricted stock, restricted stock units, performance shares, performance share units and stock options, to employees and non-employee directors.  The Company determines compensation expense for share-settled awards granted under these plans based on the grant date fair value, and such expense is recognized on a straight-line basis over the requisite service period of the award.  The Company determines compensation expense for cash-settled awards granted under these plans based on the fair value of such awards at the end of each reporting period.  Cash-settled awards are recorded as a liability in the consolidated balance sheets, and gains and losses from changes in fair value are recognized immediately in earnings.  The Company accounts for forfeitures of share-based awards as they occur.  Refer to the “Stock-Based Compensation” footnote for further information.

401(k) Plan—The Company has a defined contribution retirement plan for all employees.  The plan is funded by employee contributions and discretionary Company contributions.  The Company’s contributions for the Successor Period, Current Predecessor YTD Period and the years ended December 31, 2019 and 2018 (Predecessor) were $1 million, $4 million, $7 million and $7 million, respectively.  Non-executive employees become 100% vested in employer contributions upon completion of a year of service and a minimum of 1,000 hours.  Executives vest in employer contributions at 20% per year of completed service up to five years.

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

Earnings Per Share—Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted earnings per common share is calculated by dividing adjusted net income by the weighted average number of diluted common shares outstanding, which includes the effect of potentially dilutive securities.  Potentially dilutive securities for the diluted earnings per share calculations consist of unvested restricted and performance stock awards and units, outstanding warrants and stock options, contingently issuable shares of convertible debt to be settled in cash and contingently issuable shares related to settlement of litigation related to the Chapter 11 Cases, all using the treasury stock method.  When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share.

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

Concentration of Credit Risk—Whiting is exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy related industries.  The creditworthiness of customers and other counterparties is subject to continuing review.  The following tables present the percentages by purchaser that accounted for 10% or more of the Company’s total oil, NGL and natural gas sales for the periods presented.

Year Ended December 31, 2020
Shell Trading (US) Company	14%
Tesoro Crude Oil Co	13%

Year Ended December 31, 2019
Tesoro Crude Oil Co	14%
Philips 66 Company	12%

Year Ended December 31, 2018
United Energy Trading, LLC	17%
Tesoro Crude Oil Co	14%
Philips 66 Company	11%

Commodity derivative contracts held by the Company are with six counterparties, all of which are participants in Whiting’s credit facility and all of which have investment-grade ratings from Moody’s and Standard & Poor’s.  As of December 31, 2020, outstanding derivative contracts with Wells Fargo Bank, N.A., Bank of Oklahoma, JP Morgan Chase Bank, N.A. and Citibank, N.A. represented 31%, 23%, 19%, and 18% respectively, of total volumes hedged.

2.          CHAPTER 11 EMERGENCE

Plan of Reorganization under Chapter 11 of the Bankruptcy Code—On April 1, 2020, the Debtors commenced the Chapter 11 Cases as described in the “Summary of Significant Accounting Policies” footnote above.  On April 23, 2020, the Debtors entered into the RSA with certain holders of the Company’s senior notes to support a restructuring in accordance with the terms set forth in the Plan.  On August 14, 2020, the Bankruptcy Court confirmed the Plan.  On September 1, 2020 the Debtors satisfied all conditions required for Plan effectiveness and emerged from the Chapter 11 Cases.

On the Emergence Date and pursuant to the Plan:

(1)	The Company amended and restated its certificate of incorporation and bylaws.
(2)	The Company constituted a new Successor board of directors.
(3)	The Company appointed a new Chief Executive Officer and a new Chief Financial Officer.
(4)	The Company issued:
●	36,817,630 shares of the Successor’s common stock pro rata to holders of the Predecessor’s senior notes,
●	1,233,495 shares of the Successor’s common stock pro rata to holders of the Predecessor’s common stock,
●	4,837,387 Series A Warrants to purchase the same number of shares of the Successor’s common stock pro rata to holders of the Predecessor’s common stock and
●	2,418,840 Series B Warrants to purchase the same number of shares of the Successor’s common stock pro rata to holders of the Predecessor’s common stock.

The Company also reserved 3,070,201 shares of the Successor’s common stock for potential future distribution to certain general unsecured claimants whose claim values were pending resolution in the Bankruptcy Court.  In February 2021, the Company issued 948,897 shares out of this reserve to a general unsecured claimant in full settlement of such claimant’s claims pending before the Bankruptcy Court and for rejection damages relating to an executory contract.  Refer to the “Subsequent Event” footnote for more information.  Any remaining reserved shares that are not distributed to resolve pending claims will be cancelled.  In addition, 4,035,885 shares have been reserved for distribution under the Company’s 2020 equity incentive plan, as further detailed in the “Stock-Based Compensation” footnote below.

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

Executory Contracts—Subject to certain exceptions, under the Bankruptcy Code the Debtors were entitled to assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and fulfillment of certain other conditions.  Generally, the rejection of an executory contract or unexpired lease was treated as a pre-petition breach of such contract and, subject to certain exceptions, relieved the Debtors from performing future obligations under such contract but entitled the counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach.  Alternatively, the assumption of an executory contract or unexpired lease required the Debtors to cure existing monetary defaults under such executory contract or unexpired lease, if any, and provide adequate assurance of future performance.  Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including where applicable quantification of the Company’s obligations under such executory or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code unless an order settling the claims has been issued by the Bankruptcy Court.  Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights thereto.  Refer to the “Commitments and Contingencies” footnote for more information on potential future rejection damages related to general unsecured claims.  Refer to the “Subsequent Event” footnote for more information on the settlement of the rejection of certain executory contracts.

Claims Resolution Process—Pursuant to the Plan, the Debtors have the sole authority to (1) file and prosecute objections to claims asserted by third parties and governmental entities and (2) settle, compromise, withdraw, litigate to judgment or otherwise resolve objections to such claims.  The claims resolutions process is ongoing and certain of these claims remain subject to the jurisdiction of the Bankruptcy Court.

Interest Expense—The Company discontinued recording interest on its senior notes as of the Petition Date.  The contractual interest expense not accrued in the consolidated statements of operations was approximately $57 million for the period from the Petition Date through the Emergence Date.

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

Reorganization Value—As set forth in the Plan and related disclosure statement, the enterprise value of the Successor was estimated to be between $1.35 billion and $1.75 billion.  At the Emergence Date, the Successor’s estimated enterprise value was $1.59 billion before the consideration of cash and cash equivalents on hand, which falls slightly above the midpoint of this range.  The enterprise value was derived primarily from an independent valuation using an income approach to derive the fair value of the Company’s assets as of the fresh start reporting date of September 1, 2020.

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

The following table reconciles the Company’s enterprise value to the implied value of the Successor’s common stock as of September 1, 2020 (in thousands):

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

	As of September 1, 2020
		Reorganization		Fresh Start
	Predecessor	Adjustments		Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$547,354	$(524,697)	(a)	$-		$22,657
Restricted cash	28,955	(2,205)	(b)	-		26,750
Accounts receivable trade, net	136,881	-		81	(o)	136,962
Prepaid expenses and other	18,722	231	(c)	2,260	(p)	21,213
Total current assets	731,912	(526,671)		2,341		207,582
Property and equipment:
Oil and gas properties, successful efforts method	4,885,013	-		(3,058,899)	(q)	1,826,114
Other property and equipment	159,866	(909)	(d)	(87,642)	(o)(r)	71,315
Total property and equipment	5,044,879	(909)		(3,146,541)		1,897,429
Less accumulated depreciation, depletion and amortization	(2,085,266)	-		2,085,266	(o)(q)(r)	-
Total property and equipment, net	2,959,613	(909)		(1,061,275)		1,897,429
Debt issuance costs	1,834	10,950	(e)	-		12,784
Other long-term assets	37,010	(8,760)	(d)	(3,317)	(o)(s)	24,933
TOTAL ASSETS	$3,730,369	$(525,390)		$(1,062,251)		$2,142,728
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$912,259	$(912,259)	(f)	$-		$-
Accounts payable trade	47,168	9,264	(g)(h)	-		56,432
Revenues and royalties payable	145,506	-		-		145,506
Accrued capital expenditures	14,037	1,305	(g)	-		15,342
Accrued liabilities and other	46,327	21,942	(g)(i)	(6,529)	(o)(t)	61,740
Accrued lease operating expenses	25,344	1,394	(g)	-		26,738
Accrued interest	3,459	(3,332)	(g)(j)	(127)	(o)	-
Taxes payable	13,972	-		-		13,972
Derivative liabilities	25,998	-		-		25,998
Total current liabilities	1,234,070	(881,686)		(6,656)		345,728
Long-term debt	-	425,328	(k)	-		425,328
Asset retirement obligations	150,925	-		(29,582)	(u)	121,343
Operating lease obligations	-	17,652	(d)(g)	187	(o)	17,839
Deferred income taxes	69,847	-		(55,346)	(v)	14,501
Other long-term liabilities	18,160	11,071	(g)	(458)	(o)(t)	28,773
Total liabilities not subject to compromise	1,473,002	(427,635)		(91,855)		953,512
Liabilities subject to compromise	2,526,925	(2,526,925)	(g)	-		-
Total liabilities	3,999,927	(2,954,560)		(91,855)		953,512
Commitments and contingencies
Equity (deficit):
Predecessor common stock	92	(92)	(l)	-		-
Successor common stock	-	38	(m)	-		38
Predecessor additional paid-in capital	6,410,410	(6,410,410)	(l)	-		-
Successor additional paid-in capital	-	1,189,178	(m)	-		1,189,178
Accumulated earnings (deficit)	(6,680,060)	7,650,456	(n)	(970,396)	(w)	-
Total equity (deficit)	(269,558)	2,429,170		(970,396)		1,189,216
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,730,369	$(525,390)		$(1,062,251)		$2,142,728

Reorganization Adjustments

(a)	The table below reflects the sources and uses of cash on the Emergence Date pursuant to the terms of the Plan (in thousands):

Sources:
Release of restricted cash upon bankruptcy emergence	$28,205
Borrowings under the Exit Credit Agreement	425,328
Total sources of cash	453,533
Uses:
Payment of outstanding borrowings under the Predecessor Credit Agreement	(912,259)
Payment of accrued interest on the Predecessor Credit Agreement	(3,437)
Payment of debt issuance costs related to Exit Credit Agreement	(10,950)
Funding of the Professional Fee Escrow Account	(26,000)
Payment of professional fees upon emergence	(14,470)
Payment of contract cure amounts	(11,114)
Total uses of cash	(978,230)

Net uses of cash	$(524,697)

(b)	The table below reflects the net reclassification of cash balances to and from restricted cash on the Emergence Date pursuant to terms of the Plan (in thousands):

Funding of the Professional Fee Escrow Account	$26,000
Release of restricted cash upon bankruptcy emergence (1)	(28,205)
Net reclassifications from restricted cash	$(2,205)
(1)	Includes $23 million of funds related to derivative termination settlements that were directed by the counterparty to be held in a segregated account until the Company emerged from bankruptcy, as well as $5 million of amounts set aside as adequate assurance for utility providers that were restricted until emergence.
(c)	Reflects the payment of professional fee retainers upon emergence.
(d)	The Company amended a corporate office lease agreement and terminated the lease of certain floors within that agreement, which amendment was effective upon emergence from the Chapter 11 Cases. As a result of the lease modification and terminations, the Company reduced the associated right-of-use assets and operating lease obligations by $10 million and $15 million, respectively, resulting in a $5 million gain on settlement of liabilities subject to compromise, which was recorded to reorganization items, net in the consolidated statements of operations. The corporate office lease was classified as an operating lease and the modification did not result in a change to the lease’s classification. Additionally, $18 million of long-term operating lease obligations in liabilities subject to compromise were reinstated to be satisfied in the ordinary course of business.
(e)	Represents $11 million of financing costs related to the Exit Credit Agreement which were capitalized as debt issuance costs and will be amortized to interest expense through the maturity date of April 1, 2024.
(f)	Reflects the payment in full of the borrowings outstanding under the Predecessor Credit Agreement on the Emergence Date.

(g)	As part of the Plan, the Bankruptcy Court approved the settlement of certain claims reported within liabilities subject to compromise in the Company's consolidated balance sheet at their respective allowed claim amounts. The table below indicates the reinstatement or disposition of liabilities subject to compromise (in thousands):

Liabilities subject to compromise pre-emergence	$2,526,925
Amounts reinstated on the Emergence Date:
Accounts payable trade	(10,866)
Accrued capital expenditures	(1,305)
Accrued lease operating expenses	(1,394)
Accrued liabilities and other	(13,961)
Accrued interest	(105)
Operating lease obligations	(17,652)
Other long-term liabilities	(11,071)
Total liabilities reinstated	(56,354)
Less: Amounts settled per the Plan
Issuance of common stock to general unsecured claim holders	(1,125,062)
Payment of contract cure amounts	(10,836)
Operating lease modification and terminations	(9,669)
Issuance of Successor common stock to holders of unvested cash-settled equity awards (1)	(64)
Total amounts settled	(1,145,631)
Gain on settlement of liabilities subject to compromise	$1,324,940
(1)	Holders of unvested cash-settled restricted stock awards were included as existing equity interests in the Plan and thus received Successor common stock on a pro rata basis based on the amount of unvested awards held. This amount represents the gain on the liability related to those awards, which was included in liabilities subject to compromise prior to emergence.
(h)	Reflects the reinstatement of $11 million of accounts payable included in liabilities subject to compromise to be satisfied in the ordinary course of business, partially offset by $2 million of professional fees paid on the Emergence Date.
(i)	Represents the accrual of success fees payable upon emergence as well as certain other expenses, the payment of certain professional fees that were accrued for prior to emergence and the reinstatement of certain accrued liabilities included in liabilities subject to compromise to be satisfied in the ordinary course of business, as detailed in the following table (in thousands):

Reinstatement of accrued expenses from liabilities subject to compromise	$13,961
Recognition of success fee payable upon emergence	11,500
Other expenses accrued at emergence	3,315
Payment of certain professional fees accrued prior to emergence	(6,834)
Net impact to accrued liabilities and other	$21,942

(j)	Represents a $3 million payment of accrued interest on the Predecessor Credit Agreement and reinstated accrued interest that was included within liabilities subject to compromise to be satisfied in the ordinary course of business.
(k)	Reflects borrowings drawn under the Exit Credit Agreement upon emergence. Refer to the "Long-Term Debt" footnote for more information on the Exit Credit Agreement.
(l)	Pursuant to the terms of the Plan, on the Emergence Date, all Predecessor common stock interests were cancelled. As a result of the cancellation, the Company accelerated the recognition of $4 million in compensation expense related to the unrecognized portion of share-based compensation as of the Emergence Date, which was recorded to reorganization items, net in the consolidated statements of operations.

(m)	Reflects the issuance of Successor equity, including the issuance of 38,051,125 shares of common stock at a par value of $0.001 per share and warrants to purchase 7,256,227 shares of common stock in exchange for claims against or interests in the Debtors pursuant to the Plan. Equity issued to each class of claims is detailed in the table below (in thousands):

Issuance of common stock to general unsecured claim holders	$1,125,062
Issuance of common stock to Predecessor common stockholders and holders of unvested cash-settled equity awards	34,794
Issuance of warrants to Predecessor common stockholders and holders of unvested cash-settled equity awards	29,360
Fair value of Successor equity	$1,189,216

(n)	The table below reflects the cumulative impact of the reorganization adjustments discussed above (in thousands):

Gain on settlement of liabilities subject to compromise	$1,324,940
Cancellation of Predecessor equity (1)	6,414,541
Fair value of equity issued to Predecessor common stockholders and holders of unvested cash-settled equity awards	(34,794)
Fair value of warrants issued to Predecessor common stockholders and holders of unvested cash-settled equity awards	(29,360)
Success fees incurred upon emergence	(17,303)
Acceleration of unvested stock-based compensation awards	(4,161)
Other expenses incurred upon emergence	(3,407)
Net impact on accumulated earnings (deficit)	$7,650,456
(1)	This value is reflective of Predecessor common stock, Predecessor additional paid in capital and the recognition of $4 million in compensation expense related to the unrecognized portion of share-based compensation.

Fresh Start Adjustments

(o)	Reflects the adjustments to fair value made to operating and finance lease assets and liabilities. Upon adoption of fresh start accounting, the Company's remaining lease obligations were recalculated using the incremental borrowing rate applicable to the Company upon emergence and commensurate with the Successor's capital structure. The fair value adjustments related to leases are summarized in the table below (in thousands):

Lease Asset/Liability	Balance Sheet Classification	Fair Value Adjustment
Accounts receivable, net	Accounts receivable, net	$81
Operating lease assets, net	Other long-term assets	(1,480)
Finance lease assets	Other property and equipment	(10,765)
Accumulated depreciation - finance leases	Less accumulated depreciation, depletion and amortization	15,099
Accrued interest - finance leases	Accrued interest	127
Short-term finance lease obligation	Accrued liabilities and other	(576)
Short-term operating lease obligation	Accrued liabilities and other	319
Long-term finance lease obligation	Other long-term liabilities	(1,174)
Long-term operating lease obligation	Operating lease obligations	(187)
		$1,444
(p)	Reflects the adjustment to fair value of the Company's oil in tank inventory based on market prices as of the Emergence Date.
(q)	Reflects the adjustments to fair value of the Company's oil and natural gas properties and undeveloped properties, as well as the elimination of accumulated depletion, depreciation and amortization.

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

(r)	Reflects the fair value adjustment to recognize the Company’s land, buildings and other property, plant and equipment as of the Emergence Date based on the fair values of such land, buildings and other property, plant and equipment as well as the elimination of related historical depletion, depreciation and amortization balances. Land and buildings were valued using a market approach. Other property, plant and equipment were valued using a cost approach based on the current replacement costs of the assets, less depreciation based on the estimated economic useful lives of the assets and the age of the assets. The fair value adjustments consisted of a decrease of $16 million in land and buildings, a decrease of $61 million in other property, plant and equipment and a corresponding write-off of $66 million in accumulated depletion, depreciation and amortization.
(s)	Reflects the adjustment to fair value of the Company's other long-term assets, including line fill and pipeline imbalances, based on the commodity market prices as of the Emergence Date, which resulted in a $2 million decrease to other long-term assets.
(t)	Represents the write-off of a deferred gain balance associated with the Predecessor. The deferred gain does not relate to the Successor and therefore the unamortized balance was written off in full in the Predecessor's consolidated statements of operations. Of the total $9 million write off, $7 million related to the short-term portion of the deferred gain (included in accrued liabilities and other in the consolidated balance sheets at emergence) and $2 million related to the long-term portion (included in other long-term liabilities in the consolidated balance sheets at emergence).
(u)	Reflects the adjustment to fair value of the Company's asset retirement obligations including using a credit-adjusted risk-free rate as of the Emergence Date.
(v)	Reflects the adjustment to fair value of the Company's deferred tax liability related to Whiting Canadian Holding Company ULC's outside basis difference in its ownership of a portion of Whiting's U.S. assets obtained through the acquisition of Kodiak Oil and Gas Corporation in 2014.
(w)	Reflects the cumulative impact of the fresh start adjustments discussed above.

Reorganization Items, Net—Any expenses, gains and losses that were realized or incurred between the Petition Date and the Emergence Date and as a direct result of the Chapter 11 Cases were recorded in reorganization items, net in the Company’s consolidated statements of operations.  The following table summarizes the components of reorganization items, net for the periods presented (in thousands):

	Successor	Predecessor
	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
Legal and professional advisory fees	$-	$57,170
Net gain on liabilities subject to compromise	-	(1,324,940)
Fresh start adjustments, net	-	1,025,742
Write-off of unamortized debt issuance costs and premium (1)	-	15,145
Other items, net	-	9,464
Total reorganization items, net	$-	$(217,419)

(1)	As a result of the Chapter 11 Cases and the adoption of ASC 852, the Company wrote off all unamortized premium and issuance cost balances related to its senior notes on the Petition Date.

4.         OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at December 31, 2020 and 2019 are as follows (in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2020	2019
Proved oil and gas properties	$1,701,163	$12,549,395
Unproved leasehold costs	105,073	103,278
Wells and facilities in progress	6,365	159,334
Total oil and gas properties, successful efforts method	1,812,601	12,812,007
Accumulated depletion	(71,064)	(5,656,929)
Oil and gas properties, net	$1,741,537	$7,155,078

Refer to the “Fresh Start Accounting” and “Fair Value Measurements” footnotes for more information on proved property fair value measurements recorded during the periods presented.

5.         ACQUISITIONS AND DIVESTITURES

2020 Acquisitions and Divestitures

On January 9, 2020, the Predecessor completed the divestiture of its interests in 30 non-operated, producing oil and gas wells and related undeveloped acreage located in McKenzie County, North Dakota for aggregate sales proceeds of $25 million (before closing adjustments).

There were no significant acquisitions during the year ended December 31, 2020.

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

2018 Acquisitions and Divestitures

On July 31, 2018, the Predecessor completed the acquisition of certain oil and gas properties located in Richland County, Montana and McKenzie County, North Dakota for an aggregate purchase price of $130 million (before closing adjustments).  The properties consist of approximately 54,800 net acres in the Williston Basin, including interests in 117 producing oil and gas wells and undeveloped acreage.  The revenue and earnings from these properties since the acquisition date are included in the Predecessor’s consolidated financial statements for the year ended December 31, 2018 and are not material.  Pro forma revenue and earnings for the acquired properties are not material to the Company’s consolidated financial statements and have not been presented accordingly.

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

There were no significant divestitures during the year ended December 31, 2018.

6.        LEASES

The Company accounts for leases in accordance with FASB ASC Topic 842 – Leases (“ASC 842”).  The Company has elected certain practical expedients available under ASC 842 including the short-term lease recognition exemption for all classes of underlying assets.  Accordingly, leases with a term of one year or less have not and will not be recognized on the consolidated balance sheets.  The Company has also elected the practical expedient to not separate lease and non-lease components contained within a single agreement for all classes of underlying assets.

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

Supplemental balance sheet information for the Company’s leases as of December 31, 2020 and December 31, 2019 consisted of the following (in thousands):

		Successor	Predecessor
Leases	Balance Sheet Classification	December 31, 2020	December 31, 2019

Operating leases
Operating lease ROU assets	Other long-term assets	$21,962	$31,882
Accumulated depreciation	Other long-term assets	(1,096)	(4,895)
Operating lease ROU assets, net		$20,866	$26,987

Short-term operating lease obligations	Accrued liabilities and other	$4,031	$7,346
Long-term operating lease obligations	Operating lease obligations	17,415	31,722
Total operating lease obligations		$21,446	$39,068

Finance leases
Finance lease ROU assets	Other property and equipment	$19,706	$33,312
Accumulated depreciation	Accumulated depreciation, depletion and amortization	(1,797)	(14,180)
Finance lease ROU assets, net		$17,909	$19,132

Short-term finance lease obligations	Accrued liabilities and other	$4,830	$4,974
Long-term finance lease obligations	Other long-term liabilities	13,138	16,638
Total finance lease obligations		$17,968	$21,612

The Company’s leases have remaining terms between less than one year to 10 years.  Most of the Company’s leases do not state or imply a discount rate.  Accordingly, the Company uses its incremental borrowing rate based on information available at lease commencement to determine the present value of the lease payments.  Information regarding the Company’s lease terms and discount rates as of December 31, 2020 and December 31, 2019 is as follows:

	Successor	Predecessor
	December 31, 2020	December 31, 2019
Weighted average remaining lease term
Operating leases	7 years	8 years
Finance leases	4 years	5 years

Weighted average discount rate
Operating leases	4.4%	4.6%
Finance leases	4.2%	8.6%

Operating lease cost is recognized on a straight-line basis over the lease term.  Finance lease cost is recognized based on the effective interest method for the lease liability and straight-line amortization of the ROU asset, resulting in more cost being recognized in earlier lease periods.  All payments for short-term leases, including leases with a term of one month or less, are recognized in income or capitalized to the cost of oil and gas properties on a straight-line basis over the lease term.  Additionally, any variable payments, which are generally related to the corresponding utilization of the asset, are recognized in the period in which the obligation was incurred.  Lease cost for the periods presented consisted of the following (in thousands):

	Successor	Predecessor
	Four Months Ended	Eight Months Ended	Year Ended
	December 31, 2020	August 31, 2020	December 31, 2019
Operating lease cost	$1,462	$4,691	$11,512

Finance lease cost:
Amortization of ROU assets	$1,842	$3,347	$5,661
Interest on lease liabilities	260	1,131	1,996
Total finance lease cost	$2,102	$4,478	$7,657

Short-term lease payments	$26,430	$164,815	$676,850
Variable lease payments	$99	$23,307	$31,812

Total lease cost represents the total financial obligations of the Company, a portion of which has been or will be reimbursed by the Company’s working interest partners.  Lease cost is included in various line items on the consolidated statements of operations or capitalized to oil and gas properties and is recorded at the Company’s net working interest.

Supplemental cash flow information related to leases for the periods presented consisted of the following (in thousands):

	Successor	Predecessor
	Four Months Ended	Eight Months Ended	Year Ended
	December 31, 2020	August 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,174	$5,813	$11,978
Operating cash flows from finance leases	$197	$1,156	$2,006
Financing cash flows from finance leases	$1,773	$3,198	$5,140

ROU assets obtained in exchange for new operating lease obligations	$6,368	$3,252	$18,658
ROU assets obtained in exchange for new finance lease obligations	$-	$170	$4,158

The Company’s lease obligations as of December 31, 2020 will mature as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2021	$4,500	$5,489
2022	3,572	4,693
2023	3,255	3,833
2024	2,898	3,214
2025	1,903	2,385
Remaining	9,349	—
Total lease payments	25,477	19,614
Less imputed interest	(4,031)	(1,646)
Total discounted lease payments	$21,446	$17,968

7.        LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2020 and 2019 (in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2020	2019
Exit Credit Agreement	$360,000	$-
Predecessor Credit Agreement	-	375,000
1.25% Convertible Senior Notes due 2020	-	262,075
5.75% Senior Notes due 2021	-	773,609
6.25% Senior Notes due 2023	-	408,296
6.625% Senior Notes due 2026	-	1,000,000
Total principal	360,000	2,818,980
Unamortized debt discounts and premiums	-	(2,575)
Unamortized debt issuance costs on notes	-	(16,520)
Total long-term debt	$360,000	$2,799,885

Exit Credit Agreement (Successor)

On the Emergence Date, Whiting Petroleum Corporation, as parent guarantor, and Whiting Oil and Gas, as borrower, entered into the Exit Credit Agreement, a reserves-based credit facility, with a syndicate of banks.  As of December 31, 2020, the Exit Credit Agreement had a borrowing base and aggregate commitments of $750 million.  As of December 31, 2020, the Company had $388 million of available borrowing capacity under the Exit Credit Agreement, which was net of $360 million of borrowings outstanding and $2 million in letters of credit outstanding.

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

A portion of the revolving credit facility in an aggregate amount not to exceed $50 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.  As of December 31, 2020, $48 million was available for additional letters of credit under the Exit Credit Agreement.

The Exit Credit Agreement provides for interest only payments until maturity on April 1, 2024, when the agreement terminates and all outstanding borrowings are due.  In addition, the Exit Credit Agreement provides for certain mandatory prepayments, including if the Company’s cash balances are in excess of approximately $75 million during any given week, such excess must be utilized to repay borrowings under the Exit Credit Agreement.  Interest under the Exit Credit Agreement accrues at the Company’s option at either (i) a base rate for a base rate loan plus a margin between 1.75% and 2.75% based on the ratio of outstanding borrowings and letters of credit to the lower of the current borrowing base or total commitments, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR plus 1.0% per annum, or (ii) an adjusted LIBOR for a eurodollar loan plus a margin between 2.75% and 3.75% based on the ratio of outstanding borrowings and letters of credit to the lower of the current borrowing base or total commitments.  Additionally, the Company incurs commitment fees of 0.5% on the unused portion of the aggregate commitments of the lenders under the Exit Credit Agreement, which are included as a component of interest expense.  At December 31, 2020, the weighted average interest rate on the outstanding principal balance under the Exit Credit Agreement was 4.1%.

The Exit Credit Agreement contains restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  Except for limited exceptions, the Exit Credit Agreement also restricts the Company’s ability to make any dividend payments or distributions on its common stock prior to September 1, 2021, and thereafter only to the extent that the Company has distributable free cash flow and (i) at least 20% of available borrowing capacity, (ii) a consolidated net leverage ratio of less than or equal to 2.0 to 1.0, (iii) does not have a borrowing base deficiency and (iv) is not in default under the Exit Credit Agreement.  These restrictions apply to all of the Company’s restricted subsidiaries (as defined in the Exit Credit Agreement).  The Exit Credit Agreement requires the Company, as of the last day of any quarter to maintain commodity hedges covering a minimum of 65% of its projected production for the succeeding twelve months, and 35% of its projected production for the next succeeding twelve months, both as reflected in the Company’s most recent delivered proved reserves projection.  The Company is also limited to hedging a maximum of 85% of its production from proved reserves.  The Exit Credit Agreement requires the Company, as of the last day of any quarter beginning with the quarter ending December 31, 2020, to maintain the following ratios: (i) a consolidated current assets to consolidated current liabilities ratio of not less than 1.0 to 1.0 and (ii) a total debt to last four quarters’ EBITDAX ratio of not greater than 3.5 to 1.0.  As of December 31, 2020, the Company was in compliance with the covenants under the Exit Credit Agreement.

The obligations of Whiting Oil and Gas under the Exit Credit Agreement are secured by a first lien on substantially all of the Company’s and Whiting Oil and Gas’ properties.  The Company has also guaranteed the obligations of Whiting Oil and Gas under the Exit Credit Agreement and has pledged the stock of its subsidiaries as security for its guarantee.

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

Predecessor Senior Notes and Convertible Senior Notes

Prior to the Emergence Date, the Company had outstanding notes consisting of $774 million 5.75% Senior Notes due 2021 (the “2021 Senior Notes”), $408 million 6.25% Senior Notes due 2023 (the “2023 Senior Notes”) and $1.0 billion 6.625% Senior Notes due 2026 (the “2026 Senior Notes,” and collectively with the 2021 Senior Notes and 2023 Senior Notes, the “Senior Notes”) and $187 million of 1.25% Convertible Senior Notes due 2020 (the “Convertible Senior Notes”).  These notes were unsecured obligations of Whiting Petroleum Corporation in the Chapter 11 Cases and were therefore included in liabilities subject to compromise on the consolidated balance sheets of the Predecessor as of August 31, 2020.  On the Emergence Date, through implementation of the Plan, all outstanding obligations under the Senior Notes and the Convertible Senior Notes were cancelled and 36,817,630 shares of Successor common stock were issued to the holders of those outstanding notes.  In addition, the remaining unamortized debt issuance costs and debt premium were written off to reorganization items, net in the consolidated statements of operations.  Refer to the “Chapter 11 Emergence” and “Fresh Start Accounting” footnotes for more information.

Convertible Senior Notes.  Upon issuance, the Predecessor separately accounted for the liability and equity components of the Convertible Senior Notes.  The liability component was recorded at the estimated fair value of a similar debt instrument without the conversion feature.  The difference between the principal amount of the Convertible Senior Notes and the estimated fair value of the liability component was recorded as a debt discount and was amortized to interest expense over the term of the notes using the effective interest method, with an effective interest rate of 5.6% per annum.  The fair value of the liability component of the Convertible Senior Notes as of the issuance date was estimated at $1.0 billion, resulting in a debt discount at inception of $238 million.  The equity component, representing the value of the conversion option, was computed by deducting the fair value of the liability component from the initial proceeds of the Convertible Senior Notes issuance.  This equity component was recorded, net of deferred taxes and issuance costs, in additional paid-in capital within shareholders’ equity.

Transaction costs related to the Convertible Senior Notes issuance were allocated to the liability and equity components based on their relative fair values.  Issuance costs attributable to the liability component were recorded as a reduction to the carrying value of long-term debt on the consolidated balance sheet and were being amortized to interest expense over the term of the notes using the effective interest method.  Issuance costs attributable to the equity component were recorded as a charge to additional paid-in capital within shareholders’ equity.

The Convertible Senior Notes consisted of the following at December 31, 2019 (in thousands):

Liability component
Principal	$262,075
Less: unamortized note discount	(2,829)
Less: unamortized debt issuance costs	(220)
Net carrying value	$259,026
Equity component (1)	$128,452
(1)	Recorded in additional paid-in capital, net of $5 million of issuance costs and $50 million of deferred taxes as of December 31, 2019.

Interest expense recognized on the Convertible Senior Notes related to the stated interest rate and amortization of the debt discount totaled $1 million, $26 million and $29 million for the Current Predecessor YTD Period, and the years ended December 31, 2019 and December 31, 2018, respectively.

In September 2019, the Predecessor paid $299 million to complete a cash tender offer for $300 million aggregate principal amount of the Convertible Senior Notes, which payment consisted of the 99.0% purchase price plus all accrued and unpaid interest on the notes, which were allocated to the liability and equity components based on their relative fair values.  The Company financed the tender offer with borrowings under the Predecessor Credit Agreement.  As a result of the tender offer, the Company recognized a $4 million gain on extinguishment of debt, which was net of a $7 million charge for the non-cash write-off of unamortized debt issuance costs and debt discount and a $1 million charge for transaction costs.  In addition, the Company recorded an $8 million reduction to the equity component of the Convertible Senior Notes.  There was no deferred tax impact associated with this reduction due to the full valuation allowance in effect as of September 30, 2019.

In March 2020, the Predecessor paid $53 million to repurchase $73 million aggregate principal amount of the Convertible Senior Notes, which payment consisted of the average 72.5% purchase price plus all accrued and unpaid interest on the notes, which were allocated to the liability and equity components based on their relative fair values.  The Company financed the repurchases with borrowings under the Predecessor Credit Agreement.  As a result of these repurchases, the Company recognized a $23 million gain on extinguishment of debt during the Current Predecessor YTD Period, which was net of a $0.2 million charge for the non-cash write-off of unamortized debt issuance costs and debt discount.  In addition, the Company recorded a $3 million reduction to the equity component of the Convertible Senior Notes during the Current Predecessor YTD Period.  There was no deferred tax impact associated with this reduction due to the full valuation allowance in effect as of March 31, 2020.

Redemption of 2019 Senior Notes.  In January 2018, the Predecessor paid $1.0 billion to redeem all of the remaining $961 million aggregate principal amount of its 5.0% Senior Notes due 2019 (the “2019 Senior Notes”, which payment consisted of the 102.976% redemption price plus all accrued and unpaid interest on the notes.  The Company financed the redemption with proceeds from the issuance of the 2026 Senior Notes and borrowings under the Predecessor Credit Agreement.  As a result of the redemption, the Company recognized a $31 million loss on extinguishment of debt during the year ended December 31, 2018 (Predecessor).

Repurchases of 2021 Senior Notes. In September and October 2019, the Predecessor paid $96 million to repurchase $100 million aggregate principal amount of the 2021 Senior Notes, which payment consisted of the average 95.279% purchase price plus all accrued and unpaid interest on the notes.  The Company financed the repurchases with borrowings under the Predecessor Credit Agreement.  As a result of the repurchases, the Company recognized a $1 million gain on extinguishment of debt during the Prior Predecessor YTD Period, which included a non-cash charge for the acceleration of unamortized debt issuance costs and debt premium on the notes.

8.        ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration in accordance with applicable local, state and federal laws and the terms of the Company’s lease agreements.  The current portions as of December 31, 2020, September 1, 2020 and December 31, 2019 were $6 million, $5 million and $4 million, respectively, and have been included in accrued liabilities and other in the consolidated balance sheets.  The following table provides a reconciliation of the Company’s asset retirement obligations for the periods presented (in thousands):

Asset retirement obligation at January 1, 2019 (Predecessor)	$135,834
Additional liability incurred	2,097
Revisions to estimated cash flows	(10,945)
Accretion expense	11,602
Obligations on sold properties	(2,078)
Liabilities settled	(1,617)
Asset retirement obligation at December 31, 2019 (Predecessor)	134,893
Additional liability incurred	76
Revisions to estimated cash flows	56,702
Accretion expense	8,199
Obligations on sold properties	(693)
Liabilities settled (1)	(42,854)
Asset retirement obligation at August 31, 2020 (Predecessor)	156,323

Fresh start adjustment (2)	(29,582)

Asset retirement obligation at September 1, 2020 (Successor)	126,741
Additional liability incurred	20
Revisions to estimated cash flows	(30,623)
Accretion expense	3,801
Liabilities settled	(1,809)
Asset retirement obligation at December 31, 2020 (Successor)	$98,130
(1)	A portion of the Predecessor’s asset retirement obligations related to a contractual obligation to remove certain offshore facilities in California. The Company included the related contract in its schedule of rejected contracts as part of the Plan, and the related amounts of the obligations were included in liabilities subject to compromise on the consolidated balance sheets of the Predecessor as of August 31, 2020. A final ruling from the Bankruptcy Court on the rejection of this contract has not yet been issued. Refer to the “Fresh Start Accounting” and “Commitments and Contingencies” footnotes for additional information.
(2)	Refer to the “Fresh Start Accounting” footnote for more information on fresh start adjustments.

9.        DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations, and it uses derivative instruments to manage its commodity price risk.  In addition, the Company periodically enters into contracts that contain embedded features which are required to be bifurcated and accounted for separately as derivatives.

Commodity Derivative Contracts—Historically, prices received for crude oil and natural gas production have been volatile because of supply and demand factors, worldwide political factors, general economic conditions and seasonal weather patterns.  Whiting primarily enters into derivative contracts such as crude oil and natural gas swaps and collars, as well as sales and delivery contracts, to achieve a more predictable cash flow by reducing its exposure to commodity price volatility, thereby ensuring adequate funding for the Company’s capital programs and facilitating the management of returns on drilling programs and acquisitions.  The Company does not enter into derivative contracts for speculative or trading purposes.

Crude Oil and Natural Gas Swaps and Collars.  Swaps establish a fixed price for anticipated future oil or gas production, while collars are designed to establish floor and ceiling prices on anticipated future oil or gas production.  While the use of these derivative instruments limits the downside risk of adverse price movements, it may also limit future income from favorable price movements.

The table below details the Sucessor’s swap and collar derivatives entered into to hedge forecasted crude oil and natural gas production revenues as of December 31, 2020.

					Weighted Average
Settlement Period	Index	Derivative Instrument	Total Volumes (1)	Units	Swap Price	Floor	Ceiling
Crude Oil
2021	NYMEX WTI	Fixed Price Swaps	4,386,000	Bbl	$41.85	-	-
2021	NYMEX WTI	Two-way Collars	6,956,000	Bbl	-	$38.82	$47.11
2022	NYMEX WTI	Two-way Collars	4,530,000	Bbl	-	$38.41	$48.75
		Total	15,872,000
Natural Gas
2021	NYMEX Henry Hub	Fixed Price Swaps	12,530,000	MMBtu	$2.69	-	-
2021	NYMEX Henry Hub	Two-way Collars	10,950,000	MMBtu	-	$2.60	$2.79
2022	NYMEX Henry Hub	Fixed Price Swaps	1,365,000	MMBtu	$2.60	-	-
2022	NYMEX Henry Hub	Two-way Collars	10,720,000	MMBtu	-	$2.35	$2.85
		Total	35,565,000
(1)	Subsequent to December 31, 2020, the Successor entered into additional swaps for 1,447,000 Bbl of crude oil volumes and 6,120,000 MMBtu of natural gas volumes for the remainder of 2021 and 630,000 Bbl of crude oil volumes and 2,025,000 MMBtu of natural gas volumes for 2022. The Company also entered into additional two-way collars for 3,930,000 Bbl of crude oil volumes for 2022 and 1,980,000 Bbl of crude oil volumes and 1,800,000 MMBtu of natural gas volumes for the first three months of 2023. Finally, the Company entered into basis swaps for 6,120,000 MMBtu of natural gas volumes for the remainder of 2021 which are settled based on the difference between the Northern Natural Gas Ventura index price and NYMEX Henry Hub.

Crude Oil Sales and Delivery Contract.  The Company had a long-term crude oil sales and delivery contract for oil volumes produced from its Redtail field in Colorado.  Whiting determined that this contract would not qualify for the “normal purchase normal sale” exclusion and therefore reflected the contract at fair value in the consolidated financial statements prior to settlement.  On February 1, 2018, the Predecessor paid $61 million to the counterparty to settle all future minimum volume commitments under this agreement.  Accordingly, this crude oil sales and delivery contract was fully terminated and the fair value of the corresponding derivative was therefore zero as of that date.

Effect of Chapter 11 Cases—The commencement of the Chapter 11 Cases constituted a termination event with respect to the Predecessor’s then outstanding derivative instruments, which permitted the counterparties of such derivative instruments to terminate those hedges.  Such termination events were not stayed under the Bankruptcy Code.  During April 2020, certain of the lenders under the Predecessor Credit Agreement elected to terminate their master ISDA agreements and outstanding hedges with the Company for aggregate settlement proceeds of $145 million.  The proceeds from these terminations along with $13 million of March 2020 hedge settlement proceeds received in April 2020 were applied to the outstanding borrowings under the Predecessor Credit Agreement.  An additional $23 million of settlement proceeds from terminated derivative positions were held in escrow until the completion of the Chapter 11 Cases.  On the Emergence Date, these funds were released from restrictions and the proceeds were used to pay down a portion of the borrowings outstanding on the Predecessor Credit Agreement.

Derivative Instrument Reporting—All derivative instruments are recorded in the consolidated financial statements at fair value, other than derivative instruments that meet the “normal purchase normal sale” exclusion or other derivative scope exceptions.  The following table summarizes the effects of derivative instruments on the consolidated statements of operations for the periods presented (in thousands):

		(Gain) Loss Recognized in Income
		Successor	Predecessor
Not Designated as ASC 815 Hedges	Statements of Operations Classification	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Commodity contracts	Derivative (gain) loss, net	$24,714	$(181,614)	$53,769	$17,170

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

		Successor
		December 31, 2020 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Prepaid expenses and other	$14,287	$(14,287)	$-
Commodity contracts - non-current	Other long-term assets	19,991	(19,991)	-
Total derivative assets		$34,278	$(34,278)	$-
Derivative liabilities
Commodity contracts - current	Derivative liabilities	$63,772	$(14,287)	$49,485
Commodity contracts - non-current	Other long-term liabilities	29,741	(19,991)	9,750
Total derivative liabilities		$93,513	$(34,278)	$59,235

		Predecessor
		December 31, 2019 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Prepaid expenses and other	$75,654	$(74,768)	$886
Commodity contracts - non-current	Other long-term assets	5,648	(5,648)	-
Total derivative assets		$81,302	$(80,416)	$886
Derivative liabilities
Commodity contracts - current	Derivative liabilities	$85,053	$(74,768)	$10,285
Commodity contracts - non-current	Other long-term liabilities	6,534	(5,648)	886
Total derivative liabilities		$91,587	$(80,416)	$11,171
(1)	All of the counterparties to the Company’s financial derivative contracts subject to master netting arrangements are lenders under both the Exit Credit Agreement and the Predecessor Credit Agreement, which eliminates the need to post or receive collateral associated with its derivative positions. Therefore, columns for cash collateral pledged or received have not been presented in these tables.

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

10.        FAIR VALUE MEASUREMENTS

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

Cash, cash equivalents, restricted cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.  The Company’s Exit Credit Agreement and Predecessor Credit Agreement have a recorded value that approximates their fair value since their variable interest rates are tied to current market rates and the applicable margins represent market rates.

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

The Company’s derivative financial instruments are recorded at fair value and include a measure of the Company’s own nonperformance risk or that of its counterparty, as appropriate.  The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

	Successor
				Total Fair Value
	Level 1	Level 2	Level 3	December 31, 2020
Financial liabilities
Commodity derivatives – current	$-	$49,485	$-	$49,485
Commodity derivatives – non-current	-	9,750	-	9,750
Total financial liabilities	$-	$59,235	$-	$59,235

	Predecessor
				Total Fair Value
	Level 1	Level 2	Level 3	December 31, 2019
Financial assets
Commodity derivatives – current	$-	$886	$-	$886
Total financial assets	$-	$886	$-	$886
Financial liabilities
Commodity derivatives – current	$-	$10,285	$-	$10,285
Commodity derivatives – non-current	-	886	-	886
Total financial liabilities	$-	$11,171	$-	$11,171

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

Non-recurring Fair Value Measurements—The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including proved property.  These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  The Company did not recognize any impairment write-downs with respect to its proved property during the Successor Period or the years ended December 31, 2019 and 2018 (Predecessor).  The following tables presents information about the Company’s non-financial assets measured at fair value on a non-recurring basis for the Current Predecessor YTD Period, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

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

11.        REVENUE RECOGNITION

The Company recognizes revenue in accordance with FASB ASC Topic 606 – Revenue from Contracts with Customers (“ASC 606”).  Revenue is recognized at the point in time at which the Company’s performance obligations under its commodity sales contracts are satisfied and control of the commodity is transferred to the customer.  The Company has determined that its contracts for the sale of crude oil, unprocessed natural gas, residue gas and NGLs contain monthly performance obligations to deliver product at locations specified in the contract.  Control is transferred at the delivery location, at which point the performance obligation has been satisfied and revenue is recognized.  Fees included in the contract that are incurred prior to control transfer are classified as transportation, gathering, compression and other, and fees incurred after control transfers are included as a reduction to the transaction price.  The transaction price at which revenue is recognized consists entirely of variable consideration based on quoted market prices less various fees and the quantity of volumes delivered.  The table below presents the disaggregation of revenue by product type for the periods presented (in thousands):

	Successor	Predecessor
OPERATING REVENUES	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Oil sales	$254,024	$440,820	$1,492,218	$1,850,052
NGL and natural gas sales	19,334	18,184	80,027	231,362
Oil, NGL and natural gas sales	$273,358	$459,004	$1,572,245	$2,081,414

Whiting receives payment for product sales from one to three months after delivery.  At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable trade, net in the consolidated balance sheets.  As of December 31, 2020 (Successor) and 2019 (Predecessor), such receivable balances were $88 million and $161 million, respectively.  Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, however, differences have been and are insignificant.  Accordingly, the variable consideration is not constrained.

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

12.        SHAREHOLDERS’ EQUITY

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

On the Emergence Date, upon emergence from the Chapter 11 Cases, all existing shares of the Predecessor’s common stock were cancelled and the Successor issued 38,051,125 shares of New Common Stock.  Refer to the “Chapter 11 Emergence” and “Fresh Start Accounting” footnotes for more information.

Warrants—On the Emergence Date and pursuant to the Plan, the Successor entered into warrant agreements with Computershare Inc. and Computershare Trust Company, N.A., as warrant agent, which provide for (i) the Successor’s issuance of up to an aggregate of 4,837,821 Series A warrants to purchase the New Common Stock (the “Series A Warrants”) to certain former holders of the Predecessor’s common stock and (ii) the Successor’s issuance of up to an aggregate of 2,418,910 Series B warrants to purchase New Common Stock (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to certain former holders of the Predecessor’s common stock.  The Warrants were recorded at fair value upon issuance on the Emergence Date, as further detailed in the “Fresh Start Accounting” footnote.

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

13.        STOCK-BASED COMPENSATION

Equity Incentive Plan—As discussed in the “Chapter 11 Emergence” and “Fresh Start Accounting” footnotes, on the Emergence Date and pursuant to the terms of the Plan, all of the Predecessor’s common stock and any unvested awards based on such common stock were cancelled and holders were issued an aggregate of 1,233,495 shares of Successor common stock on a pro rata basis.  On September 1, 2020, the Successor’s board of directors adopted the Whiting Petroleum Corporation 2020 Equity Incentive Plan (the “2020 Equity Plan”), which replaced the Predecessor’s equity plan (the “Predecessor Equity Plan”).  The 2020 Equity Plan provides the authority to issue 4,035,885 shares of the Successor’s common stock.  Any shares forfeited under the 2020 Equity Plan will be available for future issuance under the 2020 Equity Plan.  However, shares netted for tax withholding under the 2020 Equity Plan will be cancelled and will not be available for future issuance.  Under the 2020 Equity Plan, during any calendar year no non-employee director participant may be granted awards having a grant date fair value in excess of $500,000.  As of December 31, 2020, 3,756,964 shares of common stock remained available for grant under the 2020 Equity Plan.

Historically, the Company has granted service-based restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to executive officers and employees, which generally vest ratably over a three-year service period.  The Company has granted service-based RSAs and RSUs to directors, which generally vest over a one-year service period.  In addition, the Company has granted performance share awards (“PSAs”) and performance share units (“PSUs”) to executive officers that are subject to market-based vesting criteria, which generally vest over a three-year service period.  The Company accounts for forfeitures of awards granted under these plans as they occur in determining compensation expense.  The Company recognizes compensation expense for all awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and compensation expense for share-settled awards is not reversed if vesting does not actually occur.

Successor Awards

During the Successor Period, 89,021 shares of service-based RSUs were granted to executive officers and directors under the 2020 Equity Plan.  The Company determines compensation expense for these share-settled awards using their fair value at the grant date based on the closing bid price of the Company’s common stock on such date.  The weighted average grant date fair value of these RSUs was $17.47 per share.

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

The Company recognizes compensation expense based on the fair value as determined by the Monte Carlo Model over the expected vesting period, which is estimated to be between 1.8 and 3.8 years.  The weighted average grant date fair value of these market-based RSUs was $6.54 per share.

The Company recognized $1 million in stock-based compensation expense during the Successor Period.  As of December 31, 2020, there was $2 million of unrecognized compensation cost related to unvested awards granted under the 2020 Equity Plan.  That cost is expected to be recognized over a weighted average period of 2.7 years.

Predecessor Awards

During the eight months ended August 31, 2020 and the years ended December 31, 2019 and 2018, 53,198, 467,055 and 249,983 shares, respectively, of share-settled service-based RSAs and RSUs were granted to employees, executive officers and directors under the Predecessor Equity Plan.  The Company determined compensation expense for these awards using their fair value at the grant date, which was based on the closing bid price of the Company’s common stock on such date.  The weighted average grant date fair value of service-based RSAs and RSUs was $4.94 per share, $24.65 per share and $32.34 per share for the eight months ended August 31, 2020 and the years ended December 31, 2019 and 2018, respectively.  On March 31, 2020, all of the RSAs issued to executive officers in 2020 were forfeited and concurrently replaced with cash incentives.  Refer to “2020 Compensation Adjustments” below for more information.

During the eight months ended August 31, 2020 and the years ended December 31, 2019 and 2018, 1,616,504, 774,665 and 308,432 shares, respectively, of cash-settled, service-based RSUs were granted to executive officers and employees under the Predecessor Equity Plan.  The Company determined compensation expense for these awards using the fair value at the end of each reporting period, which was based on the closing bid price of the Company’s common stock on such date.  On March 31, 2020, all of the RSUs issued to executive officers in 2020 were forfeited and concurrently replaced with cash incentives.  Refer to “2020 Compensation Adjustments” below for more information.

During the eight months ended August 31, 2020 and the years ended December 31, 2019 and 2018, 1,665,153, 347,493 and 230,932 shares, respectively, of PSAs and PSUs subject to certain market-based vesting criteria were granted to executive officers under the Predecessor Equity Plan.  These market-based awards were to cliff vest on the third anniversary of the grant date, and the number of shares that would vest at the end of that three-year performance period were determined based on the rank of Whiting’s cumulative stockholder return compared to the stockholder return of a peer group of companies on each anniversary of the grant date over the three-year performance period.  The number of awards earned could range from zero up to two times the number of shares initially granted.  However, awards earned up to the target shares granted (or 100%) would have been settled in shares, while awards earned in excess of the target shares granted would have been settled in cash.  The cash-settled component of such awards was recorded as a liability in the consolidated balance sheets and was remeasured at fair value using a Monte Carlo valuation model at the end of each reporting period.

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

	2020	2019	2018
Number of simulations	2,500,000	2,500,000	2,500,000
Expected volatility	76.52%	72.95%	72.80%
Risk-free interest rate	1.51%	2.60%	2.12%
Dividend yield	—	—	—

The weighted average grant date fair value of the market-based awards that were to be settled in shares as determined by the Monte Carlo valuation model was $4.31 per share, $25.97 per share and $27.28 per share in the Current Predecessor YTD Period, 2019 and 2018, respectively.

For the eight months ended August 31, 2020 and the years ended December 31, 2019 and 2018, the total fair value of the Company’s service-based and market-based awards vested was $1 million, $12 million and $16 million, respectively.

Total stock-based compensation expense for Predecessor restricted stock awards for the eight months ended August 31, 2020 and the years ended December 31, 2019 and 2018 was $3 million, $8 million and $18 million, respectively.  As a result of the implementation of the Plan, the Company accelerated $4 million of expense related to unvested awards, which was recorded to reorganization items, net in the consolidated statements of operations during the Current Predecessor YTD Period.  Refer to the “Fresh Start Accounting” footnote for more information.

2020 Compensation Adjustments.  All of the RSAs, RSUs, PSAs and PSUs granted to executive officers in 2020 were forfeited on March 31, 2020 and were replaced with cash retention incentives.  The cash retention incentives were subject to a service period and were subject to claw back provisions if an executive officer terminated employment for any reason other than a qualifying termination prior to the earlier of (i) the effective date of a plan of reorganization approved under chapter 11 of the Bankruptcy Code or (ii) March 30, 2021.  The transactions were considered concurrent replacements of the stock compensation awards previously issued.  As such, the $12 million fair value of the awards, consisting of the after-tax value of the cash incentives, was capitalized and amortized over the period from the Petition Date to the Emergence Date, which amortization was included in general and administrative expenses in the consolidated statements of operations for the Current Predecessor YTD Period.  The difference between the cash and after-tax value of the cash retention incentives of approximately $9 million, which was not subject to the claw back provisions contained within the agreements, was immediately expensed to general and administrative expenses in the Current Predecessor YTD Period.

Stock Options—Stock options were granted to certain executive officers of the Predecessor with exercise prices equal to the closing market price of the Company’s common stock on the grant date.  There were no stock options granted under the Predecessor Equity Plan during the periods presented.  The Predecessor’s stock options vested ratably over a three-year service period from the grant date and were exercisable immediately upon vesting through the tenth anniversary of the grant date.

For the year ended December 31, 2018, the aggregate intrinsic value of stock options exercised was $0.1 million.  There were no stock options exercised during the eight months ended August 31, 2020 or the year ended December 31, 2019.

14.       INCOME TAXES

Income tax expense (benefit) consists of the following (in thousands):

	Successor	Predecessor
	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Current income tax expense (benefit)
Federal	$-	$(1,028)	$-	$-
Foreign	2,463	3,746	-	-
Total current income tax benefit	2,463	2,718	-	-
Deferred income tax expense (benefit)
Federal	-	-	2,140	(10,960)
State	-	-	(3,513)	12,333
Foreign	(14,501)	(59,092)	73,593	-
Total deferred income tax expense (benefit)	(14,501)	(59,092)	72,220	1,373
Total	$(12,038)	$(56,374)	$72,220	$1,373

Income tax expense (benefit) differed from amounts that would result from applying the U.S. statutory income tax rate of 21% to income before income taxes as follows (in thousands):

	Successor	Predecessor
	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Federal and state tax expense (benefit)
U.S. statutory income tax expense (benefit)	$5,676	$(844,471)	$(35,479)	$72,211
State income taxes, net of federal benefit	724	(148,305)	(8,288)	14,324
Executive compensation	(765)	2,182	-	-
Reorganization costs	-	10,584	-	-
IRC Section 382 and other restructuring adjustments	549,323	5,433	-	-
State net operating loss adjustments due to subsidiary restructuring	25,864	-	-	-
Market-based equity awards	415	441	910	2,215
Other	(1,105)	(4,040)	1,812	397
Valuation allowance	(580,132)	977,148	39,672	(87,774)
Total federal and state tax expense (benefit)	-	(1,028)	(1,373)	1,373
Foreign tax expense (benefit)
Foreign tax expense	2,463	3,746	(147)	-
ASC 740-30-25-19 outside basis difference recognition	(14,501)	(59,092)	73,740	-
Total foreign tax expense (benefit)	(12,038)	(55,346)	73,593	-
Total	$(12,038)	$(56,374)	$72,220	$1,373

The principal components of the Company’s deferred income tax assets and liabilities at December 31, 2020 and 2019 were as follows (in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2020	2019
Deferred income tax assets
Net operating loss carryforward	$248,835	$944,709
Derivative instruments	14,119	2,451
Asset retirement obligations	23,390	32,152
Restricted stock compensation	123	2,033
EOR credit carryforwards	7,946	7,946
Lease obligations	9,409	14,463
Oil and gas properties	291,698	-
Other	5,011	12,847
Total deferred income tax assets	600,531	1,016,601
Less valuation allowance	(585,296)	(188,281)
Net deferred income tax assets	15,235	828,320
Deferred income tax liabilities
Oil and gas properties	-	805,989
Trust distributions	6,061	10,517
Lease assets	9,174	10,993
Discount on convertible senior notes	-	674
Foreign outside basis difference	-	73,740
Total deferred income tax liabilities	15,235	901,913
Total net deferred income tax liabilities	$-	$73,593

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change.  As a result of the chapter 11 reorganization and related transactions, the Successor experienced an ownership change within the meaning of IRC Section 382 on the Emergence Date.  This ownership change subjected certain of the Company’s tax attributes to an IRC Section 382 limitation.  This limitation has not resulted in a current tax liability for the Successor Period, or any intervening period since the Emergence Date.  The ownership changes and resulting annual limitation will result in the expiration of net operating loss carryforwards (“NOLs”) or other tax attributes otherwise available, with a corresponding decrease in the Company’s valuation allowance.

As of December 31, 2020, the Company had federal NOL carryforwards of $3.1 billion, which are subject to IRC Section 382 limitations due to the Company incurring a Section 382 ownership event at the time of emergence from the Chapter 11 Cases.  The Company currently estimates that approximately $2.3 billion of these federal NOLs will expire before they are able to be used.  The determination of the state NOL carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and that can thereby impact the amount of such carryforwards.  If unutilized, the majority of the federal and state NOLs will expire between 2022 and 2037.  Any federal NOLs generated in 2018 or subsequent do not expire.

EOR credits are a credit against federal income taxes for certain costs related to extracting high-cost oil, utilizing certain prescribed enhanced tertiary recovery methods.  As of December 31, 2020, the Company had recognized aggregate EOR credits of $8 million.  As a result of a IRC Section 382 limitation in July 2016, the Company recorded a full valuation allowance on these credits.

In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more likely than not that some portion, or all, of the Company’s DTAs will not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and projected future taxable income and results of operations.  If the Company concludes that it is more likely than not that some portion, or all, of its DTAs will not be realized, the tax asset is reduced by a valuation allowance.  At December 31, 2020, the Company had a valuation allowance totaling $585 million.

During the fourth quarter of 2019, the Company determined it no longer had the ability to indefinitely prevent the reversal of the outside basis difference related to Whiting Canadian Holding Company ULC, Whiting’s wholly owned subsidiary, which at that time owned a portion of Whiting’s U.S. assets obtained through the acquisition of Kodiak Oil and Gas Corporation during 2014.  Accordingly, the Company revised its assessment related to noncurrent Canadian deferred taxes pursuant to ASC 740-30-25-17 and recognized a $74 million deferred tax liability as well as the same amount of deferred income tax expense as of and for the year ended December 31, 2019 (Predecessor) associated with the outside basis difference related to Whiting Canadian Holding Company ULC.  During the third quarter of 2020, the Company partially executed a legal entity restructuring plan to reduce administrative expenses and burden with a simplified corporate structure.  The final steps of the legal entity restructuring were completed during the fourth quarter of 2020, ultimately resulting with Whiting Oil & Gas, under its parent Whiting Petroleum Corporation, holding all of the Company’s oil and gas operations.  As a result of impacts from fresh start accounting, the Company reduced its deferred tax liability for its outside basis difference related to Whiting Canadian Holding Company ULC and recorded a tax benefit of $55 million during the Current Predecessor YTD Period.  As a result of the restructuring, the Company reduced its deferred tax liability and recorded a tax benefit of $12 million during the Successor Period.  The Company paid Canadian cash taxes of $6 million during the fourth quarter of 2020.

As of December 31, 2020 and 2019, the Company did not have any uncertain tax positions.  For the periods presented, the Company did not recognize any interest or penalties with respect to unrecognized tax benefits, nor did the Company have any such interest or penalties previously accrued.

The Company files income tax returns in the U.S. federal jurisdiction and in various states, each with varying statutes of limitations.  The 2017 through 2020 tax years generally remain subject to examination by federal and state tax authorities.  Additionally, the Company has Canadian income tax filings which remain subject to examination by the related tax authorities for the 2016 through 2020 tax years.

15.       EARNINGS PER SHARE

The reconciliations between basic and diluted earnings (loss) per share are as follows (in thousands, except per share data):

	Successor	Predecessor
	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Basic earnings (loss) per share
Net income (loss)	$39,073	$(3,965,461)	$(241,166)	$342,494
Weighted average shares outstanding	38,080	91,423	91,285	90,953
Earnings (loss) per common share, basic	$1.03	$(43.37)	$(2.64)	$3.77

Diluted earnings (loss) per share
Net income (loss)	$39,073	$(3,965,461)	$(241,166)	$342,494
Weighted average shares outstanding, basic	38,080	91,423	91,285	90,953
Service-based awards, market-based awards and stock options	39	-	-	916
Weighted average shares outstanding	38,119	91,423	91,285	91,869
Earnings (loss) per common share, diluted	$1.03	$(43.37)	$(2.64)	$3.73

Successor

During the Successor Period, the diluted earnings per share calculation excludes the effect of 4,837,387 common shares for Series A Warrants and 2,418,840 common shares for Series B Warrants that were out-of-the-money as of December 31, 2020, as well as 189,900 shares of market-based awards that did not meet the market-based vesting criteria as of December 31, 2020.  Further, the calculation excludes the effect of 3,021,304 contingently issuable shares related to the settlement of general unsecured claims associated with the Chapter 11 Cases as all necessary conditions had not been met to be considered dilutive shares as of December 31, 2020.  However, subsequent to December 31, 2020 we issued 948,897 of such contingently issuable shares.  Refer to the “Subsequent Event” footnote for more information on this share issuance.  The basic weighted average shares outstanding calculation for the Successor Period includes 48,897 of these shares as all necessary conditions to be included in the calculation per FASB ASC Topic 260 – Earnings per Share had been satisfied during the period.

Predecessor

For the eight months ended August 31, 2020, the Company had a net loss and therefore the diluted earnings per share calculation excludes the antidilutive effect of 314,896 shares of service-based awards.  In addition, the diluted earnings per share calculation for the eight months ended August 31, 2020 excludes the effect of 29,465 common shares for stock options that were out of the money as of August 31, 2020.

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

16.       COMMITMENTS AND CONTINGENCIES

The table below shows the Company’s minimum future payments due by period under unconditional purchase obligations as of December 31, 2020 (in thousands):

Pipeline
Transportation
Year ending December 31,	Agreements
2021	$2,189
2022	2,189
2023	2,189
2024	547
Total payments	$7,114

Pipeline Transportation Agreements—The Company has two agreements through 2024 with various third parties to facilitate the delivery of its produced oil, gas and NGLs to market.  Under one of these contracts, the Company has committed to pay fixed monthly reservation fees on dedicated pipelines for natural gas and NGL transportation capacity, plus additional variable charges based on actual transportation volumes.  These fixed monthly reservation fees totaling approximately $7 million have been included in the table above.

The remaining contract contains a commitment to transport a minimum volume of crude oil or else pay for any deficiencies at a price stipulated in the contract.  Although minimum annual quantities are specified in the agreement, the actual oil volumes transported and their corresponding unit prices are variable over the term of the contract.  As a result, the future minimum payments for each of the five succeeding fiscal years are not fixed and determinable and are not therefore included in the table above.  As of December 31, 2020, the Company estimated the minimum future commitments under this transportation agreement to approximate $5 million through 2022.

During the Successor Period, Current Predecessor YTD Period and years ended December 31, 2019 and 2018, the cost of transportation of crude oil, natural gas and NGLs under these contracts amounted to $1 million, $1 million, $2 million and $2 million, respectively.

Delivery Commitments—The Company has one physical delivery contract which requires the Company to deliver fixed volumes of crude oil.  This delivery commitment became effective in April 2020 and is tied to crude oil production from Whiting’s Sanish field in Mountrail County, North Dakota.  Under the terms of the agreement, Whiting has committed to deliver 15 MBbl/d for a term of 4.1 years.  The Company believes its production and reserves at the Sanish field are sufficient to fulfill this delivery commitment, and therefore expects to avoid any payments for deficiencies under this contract.

Chapter 11 Cases—On April 1, 2020, the Debtors filed the Chapter 11 Cases seeking relief under the Bankruptcy Code.  The filing of the Chapter 11 Cases allowed the Company to, upon approval of the Bankruptcy Court, assume, assign or reject certain contractual commitments, including certain executory contracts.  Refer to the “Chapter 11 Emergence” footnote for more information.  Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such contract and, subject to certain exceptions, relieves the Company from performing future obligations under such contract but entitles the counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach.  The claims resolutions process is ongoing and certain of these claims remain subject to the jurisdiction of the Bankruptcy Court. To the extent that these Bankruptcy Court proceedings result in unsecured claims being allowed against the Company, such claims will be satisfied through the issuance of shares of the Successor’s common stock.  As a result, the Company has not established material liabilities in connection with these claims.

However, it is reasonably possible that as a result of the legal proceedings associated with bankruptcy claims administration process or the matters detailed below, the Bankruptcy Court may rule, or it may be determined, that (i) the applicable contracts cannot be rejected or allow the claim amounts as administrative claims, or (ii) a claim is not a general unsecured claim.  Any of these outcomes could require the Company to make cash payments to settle those claims instead of or in addition to issuing shares of the Successor’s common stock, and such cash payments would result in losses in future periods.

Arguello Inc. and Freeport-McMoRan Oil & Gas LLC.  WOG had interests in federal oil and gas leases in the Point Arguello Unit located offshore in California.  While those interests have expired, pursuant to certain related agreements (the “Point Arguello Agreements”), WOG may be subject to abandonment and decommissioning obligations.  WOG and Whiting Petroleum Corporation rejected the related contracts pursuant to the Plan.  On October 1, 2020, Arguello Inc. and Freeport-McMoRan Oil & Gas LLC, individually and in its capacity as the designated Point Arguello Unit operator (collectively, the “FMOG Entities”) filed with the Bankruptcy Court an application for allowance of certain administrative claims arguing the FMOG Entities are entitled to recover Whiting’s proportionate share of decommissioning obligations owed to the U.S. government through subrogation to the U.S. government’s economic rights.  The FMOG Entities’ application alleges administrative claims of approximately $25 million for estimated decommissioning costs owed to the U.S. government, at least $60 million of estimated decommissioning costs owed to the FMOG Entities and other insignificant amounts.  On September 14, 2020, the FMOG Entities also filed with the Bankruptcy Court proofs of claim for rejection damages to serve as an alternative course of action in the event that a court should determine that the FMOG Entities do not hold any applicable administrative claims.  The U.S. government may also be able to bring claims against WOG directly for decommissioning costs.  The Bankruptcy Court has not issued a ruling on the damages for rejection of the Point Arguello Agreements or the FMOG Entities’ application for administrative claims.  Although WOG intends to vigorously defend this legal proceeding, if the FMOG Entities were to prevail on certain of their respective claims on the merits or the U.S. government were to bring claims against WOG, Whiting could be liable for administrative claims that must be paid in cash pursuant to the Plan.  At this time, the Company is not able to determine the likelihood or range of amounts attributable to the FMOG Entities’ claims or any potential claims by the U.S. government due to uncertainties with respect to, among other things, the nature of the claims and defenses and the ultimate potential outcomes of the claims.

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

The Company was involved in litigation related to a payment arrangement with a third party.  In June 2020, the Company and the third party reached a settlement agreement resulting in the Company paying the third party a settlement amount of $14 million.  The Company recognized $11 million in accrued liabilities and other in the consolidated balance sheets as of December 31, 2019 and general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2019 as it was determined that a loss as a result of this litigation was probable.  The Company recorded $3 million of additional litigation settlement expense in general and administrative expenses in the consolidated statements of operations for the Current Predecessor YTD Period upon settling this litigation.  Upon settlement, the Company agreed to indemnify a party involved in the litigation for any further claims resulting from these matters up to $25 million.  This indemnity will terminate on the later of: (i) June 1, 2021 or (ii) the date on which the statute of limitations for the relevant claims expires.  The Company does not expect to pay additional amounts to this party as a result of this indemnity, and thus has not recorded any liability related to the indemnity as of December 31, 2020.

17.       CAPITALIZED EXPLORATORY WELL COSTS

Exploratory well costs that are incurred and expensed in the same annual period have not been included in the table below.  The net changes in capitalized exploratory well costs were as follows (in thousands):

	Successor	Predecessor
	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Beginning balance	$-	$-	$-	$13,894
Additions to capitalized exploratory well costs pending the determination of proved reserves	-	-	-	10,831
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	-	-	-	(24,725)
Ending balance	$-	$-	$-	$-

At December 31, 2020, the Company had no costs capitalized for exploratory wells in progress for a period of greater than one year after the completion of drilling.

18.       COMPANY RESTRUCTURINGS

During September 2020 and August 2019, the Company executed workforce reductions as part of an organizational redesign and cost reduction strategy to better align its business with the current operating environment and drive long-term value.  For each of these workforce reductions, the Company incurred one-time net charges related to these restructurings of $8 million in net restructuring costs associated with one-time employee termination benefits.  These charges were recorded to general and administrative expenses during the relevant periods in the consolidated statements of operations.

19.       SUBSEQUENT EVENT

Prior to the Chapter 11 Cases, WOG was party to various executory contracts with BNN Western, LLC, subsequently renamed Tallgrass Water Western, LLC (“Tallgrass”), including a Produced Water Gathering and Disposal Agreement (the “PWA”).  In January 2021, WOG and Tallgrass entered into a settlement agreement to resolve all of the related claims before the Bankruptcy Court relating to such executory contracts, terminated the PWA and entered into a new Water Transport, Gathering and Disposal Agreement.  In accordance with the settlement agreement, Whiting made a $2 million cash payment and issued 948,897 shares of New Common Stock pursuant to the confirmed Plan to a Tallgrass entity in February 2021.

SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Oil and Gas Producing Activities

Net capitalized costs related to the Company’s oil and gas producing activities were as follows (in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2020	2019
Proved oil and gas properties	$1,701,163	$12,549,395
Unproved oil and gas properties	111,438	262,612
Accumulated depletion	(71,064)	(5,656,929)
Oil and gas properties, net	$1,741,537	$7,155,078

The Company’s oil and gas activities for the periods presented were entirely within the United States.  Costs incurred in oil and gas producing activities were as follows (in thousands):

	Successor	Predecessor
	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Development (1)	$(6,773)	$241,795	$763,395	$803,143
Proved property acquisition	4	146	-	105,519
Unproved property acquisition	163	346	6,281	34,671
Exploration	4,632	22,945	36,872	32,911
Total	$(1,974)	$265,232	$806,548	$976,244
(1)	Development costs include non-cash downward adjustments to oil and gas properties of $31 million, $9 million and $5 million for the Successor Period and the years ended December 31, 2019 and 2018 (Predecessor), respectively, which relate to estimated future plugging and abandonment costs of the Company’s oil and gas wells. Additionally, the Current Predecessor YTD Period includes $57 million of non-cash additions related to estimated future plugging and abandonment costs of the Company’s oil and gas wells.

Oil and Gas Reserve Quantities

For all years presented, the Company’s independent petroleum engineers independently estimated all of the proved reserve quantities included in this Annual Report on Form 10-K.  In connection with the external petroleum engineers performing their independent reserve estimations, Whiting furnishes them with the following information for their use in their evaluation: (i) technical support data, (ii) technical analysis of geologic and engineering support information, (iii) economic and production data, and (iv) the Company’s well ownership interests.  The independent petroleum engineers, Netherland, Sewell & Associates, Inc., evaluated 100% of the Company’s estimated proved reserve quantities and their related pre-tax future net cash flows as of December 31, 2020.  Proved reserve estimates included herein conform to the definitions prescribed by the SEC.  Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

As of December 31, 2020, all of the Company’s oil and gas reserves are attributable to properties within the United States.  A summary of the Company’s changes in quantities of proved oil and gas reserves for the periods presented are as follows:

	Oil	NGLs	Natural Gas	Total
	(MBbl)	(MBbl)	(MMcf)	(MBOE)
Proved reserves
Balance—January 1, 2018 (Predecessor)	337,583	138,949	846,477	617,612
Extensions and discoveries	17,470	8,552	48,969	34,184
Purchases of minerals in place	20,293	1,386	24,003	25,679
Production	(31,517)	(7,394)	(46,810)	(46,712)
Revisions to previous estimates	(56,865)	(30,209)	(141,555)	(110,668)
Balance—December 31, 2018 (Predecessor)	286,964	111,284	731,084	520,095
Extensions and discoveries	20,103	6,056	46,808	33,960
Purchases of minerals in place	(3,175)	(855)	(5,253)	(4,906)
Production	(29,811)	(7,596)	(50,483)	(45,820)
Revisions to previous estimates	(5,828)	(15,048)	17,886	(17,894)
Balance—December 31, 2019 (Predecessor)	268,253	93,841	740,042	485,435
Extensions and discoveries	12,616	2,627	17,306	18,127
Sales of minerals in place	(957)	(121)	(1,082)	(1,258)
Production	(22,130)	(6,626)	(44,007)	(36,091)
Revisions to previous estimates	(94,513)	(43,354)	(408,642)	(205,974)
Balance—December 31, 2020 (Successor)	163,269	46,367	303,617	260,239

Proved developed reserves
December 31, 2017 (Predecessor)	179,829	76,957	473,829	335,758
December 31, 2018 (Predecessor)	194,869	82,725	529,154	365,786
December 31, 2019 (Predecessor)	190,725	72,102	576,213	358,863
December 31, 2020 (Successor)	128,227	37,961	251,316	208,074

Proved undeveloped reserves
December 31, 2017 (Predecessor)	157,754	61,992	372,648	281,854
December 31, 2018 (Predecessor)	92,095	28,559	201,930	154,309
December 31, 2019 (Predecessor)	77,528	21,739	163,829	126,572
December 31, 2020 (Successor)	35,042	8,406	52,301	52,165

Notable changes in proved reserves for the year ended December 31, 2020 included the following:

●	Extensions and discoveries. In 2020, total extensions and discoveries of 18.1 MMBOE were primarily attributable to successful drilling in the Williston Basin. Both the new wells drilled in this area as well as the PUD locations added as a result of drilling increased the Company’s proved reserves.
●	Sales of minerals in place. Sales of minerals in place totaled 1.3 MMBOE during 2020 and were primarily attributable to the disposition of certain non-operated properties in North Dakota as further described in “Acquisitions and Divestitures” within Item 1 of this Annual Report on Form 10-K.
●	Revisions to previous estimates. In 2020, revisions to previous estimates decreased proved developed and undeveloped reserves by a net amount of 206.0 MMBOE. Included in these revisions were 34.8 MMBOE of proved undeveloped reserves no longer expected to be developed within five years from their initial recognition. In recent years, the Company has moved toward a more disciplined capital development program focused on the highest-return projects and the generation of free cash flow. As a result, price declines such as those the Company experienced in 2020 result in a change in the timing of the Company’s development plans related to PUD reserves in certain areas. These revisions do not represent the elimination of recoverable hydrocarbons physically in place, as they may be developed in the future. In addition, there were 120.7 MMBOE of downward adjustments primarily attributable to reservoir and engineering analysis and well performance across Whiting’s assets in North Dakota, Montana and Colorado and 50.5 MMBOE of negative adjustments resulting from lower crude oil, NGL and natural gas prices incorporated into our reserve estimates at December 31, 2020 as compared to December 31, 2019.

Notable changes in proved reserves for the year ended December 31, 2019 included the following:

●	Extensions and discoveries. In 2019, total extensions and discoveries of 34.0 MMBOE were primarily attributable to successful drilling in the Williston Basin. Both the new wells drilled in this area as well as the PUD locations added as a result of drilling increased the Company’s proved reserves.
●	Sales of minerals in place. Sales of minerals in place totaled 4.9 MMBOE during 2019 and were primarily attributable to the disposition of certain non-operated properties in North Dakota as further described in the “Acquisitions and Divestitures” footnote in the notes to the consolidated financial statements.
●	Revisions to previous estimates. In 2019, revisions to previous estimates decreased proved developed and undeveloped reserves by a net amount of 17.9 MMBOE. Included in this change were upward revisions of 48.0 MMBOE to proved undeveloped reserves primarily located in the Williston Basin in locations where the Company has significant development activity and past drilling success. Offsetting these upward revisions were: (i) 32.9 MMBOE of downward adjustments caused by lower crude oil, NGL and natural gas prices incorporated into the Company’s reserve estimates at December 31, 2019 as compared to December 31, 2018, (ii) 19.3 MMBOE of downward adjustments primarily attributable to reservoir analysis and well performance across the Company’s assets in North Dakota, Montana and Colorado and (iii) 13.7 MMBOE of proved undeveloped reserves no longer expected to be developed within five years from their initial recognition.

Notable changes in proved reserves for the year ended December 31, 2018 included the following:

●	Extensions and discoveries. In 2018, total extensions and discoveries of 34.2 MMBOE were primarily attributable to successful drilling in the Williston Basin. Both the new wells drilled in this area as well as the PUD locations added as a result of drilling increased the Company’s proved reserves.
●	Purchases of minerals in place. In 2018, total purchases of minerals in place of 25.7 MMBOE were primarily attributable to the acquisition of 117 producing oil and gas wells and undeveloped acreage in the Williston Basin, further described in the “Acquisitions and Divestitures” footnote in the notes to the consolidated financial statements, which increased the Company’s proved reserves.
●	Revisions to previous estimates. In 2018, revisions to previous estimates decreased proved developed and undeveloped reserves by a net amount of 110.7 MMBOE. Included in these revisions were 99.9 MMBOE of proved undeveloped reserves no longer expected to be developed within five years from their initial recognition. As a result of sustained lower crude oil prices in recent years, the Company has moved toward a more disciplined capital development program focused on the highest-return projects and the generation of free cash flow. This shift in strategy resulted in a change in the timing of the Company’s development plans related to PUD reserves in certain areas. These revisions do not represent the elimination of recoverable hydrocarbons physically in place, however, as they may be developed in the future. In addition, there were 38.1 MMBOE of downward adjustments primarily attributable to reservoir analysis and well performance across the Company’s assets in North Dakota, Montana and Colorado and 27.3 MMBOE of upward adjustments caused by higher crude oil, NGL and natural gas prices incorporated into the Company’s reserve estimates at December 31, 2018 as compared to December 31, 2017.

Standardized Measure of Discounted Future Net Cash Flows

The Standardized Measure relating to proved oil and gas reserves and changes in the Standardized Measure relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC Topic 932, Extractive Activities—Oil and Gas.  Future cash inflows as of December 31, 2020, 2019 and 2018 were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2020, 2019 and 2018, respectively) to estimated future production.  Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming the continuation of existing economic conditions.

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

The Standardized Measure relating to proved oil and natural gas reserves is as follows (in thousands):

	December 31,
	2020	2019	2018
Future cash flows	$5,628,620	$14,700,974	$20,237,473
Future production costs	(3,074,138)	(6,983,878)	(7,450,206)
Future development costs	(508,969)	(1,451,487)	(1,853,805)
Future income tax expense	(13,879)	(88,960)	(1,065,686)
Future net cash flows	2,031,634	6,176,649	9,867,776
10% annual discount for estimated timing of cash flows	(840,855)	(2,474,320)	(4,661,666)
Standardized measure of discounted future net cash flows	$1,190,779	$3,702,329	$5,206,110

Future cash flows as shown above are reported without consideration for the effects of open hedge contracts at each period end.  If the effects of hedging transactions were included in the computation, then undiscounted future cash inflows would have increased by $34 million in 2020.  The effects of hedging transactions had no significant impact on undiscounted future cash inflows in 2019 and 2018.

The changes in the Standardized Measure relating to proved oil and natural gas reserves are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning of year	$3,702,329	$5,206,110	$3,867,558
Sale of oil and gas produced, net of production costs	(404,495)	(1,063,167)	(1,549,591)
Sales of minerals in place	(8,539)	(52,456)	-
Net changes in prices and production costs	(2,061,696)	(1,681,530)	1,800,523
Extensions, discoveries and improved recoveries	123,073	234,782	465,766
Previously estimated development costs incurred during the period	197,960	455,236	639,827
Changes in estimated future development costs	632,468	(12,964)	598,535
Purchases of minerals in place	-	-	349,896
Revisions of previous quantity estimates	(1,398,437)	(191,329)	(1,167,886)
Net change in income taxes	37,883	287,036	(185,274)
Accretion of discount	370,233	520,611	386,756
End of year	$1,190,779	$3,702,329	$5,206,110

Future net revenues included in the Standardized Measure relating to proved oil and natural gas reserves incorporate calculated weighted average sales prices (inclusive of adjustments for quality and location) in effect at December 31, 2020, 2019 and 2018 as follows:

	Successor	Predecessor
	2020	2019	2018
Oil (per Bbl)	$33.07	$50.89	$60.08
NGLs (per Bbl)	$5.10	$8.72	$18.58
Natural Gas (per Mcf)	$(0.03)	$0.31	$1.27

******

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2020.  Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein on the following page.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Whiting Petroleum Corporation

Denver, Colorado

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Whiting Petroleum Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), as of and for the year ended December 31, 2020 of the Company and our report dated February 24, 2021, expressed an unqualified opinion on those financial statements.

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

February 24, 2021

Item 9B.      Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information included under the captions “Corporate Governance – Proposal 1 – Election of Directors”, “Corporate Governance – Board Committee Information – Audit Committee” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for Whiting Petroleum Corporation’s 2021 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.

We have adopted the Whiting Petroleum Corporation Code of Business Conduct and Ethics that applies to our directors, our President and Chief Executive Officer, our Executive Vice President Finance and Chief Financial Officer, our Vice President, Accounting and Controller and other persons performing similar functions.  We have posted a copy of the Whiting Petroleum Corporation Code of Business Conduct and Ethics on our website at www.whiting.com.  The Whiting Petroleum Corporation Code of Business Conduct and Ethics is also available in print to any stockholder who requests it in writing from the Corporate Secretary of Whiting Petroleum Corporation.  We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Whiting Petroleum Corporation Code of Business Conduct and Ethics by posting such information on our website at www.whiting.com.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the captions “Common Stock – Directors and Executive Officers” and “Common Stock Ownership – Certain Beneficial Owners” in the Proxy Statement and is incorporated herein by reference.  The following table sets forth information with respect to compensation plans under which equity securities of Whiting Petroleum Corporation are authorized for issuance as of December 31, 2020.

Equity Compensation Plan Information

Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected in
Plan Category	warrants and rights	warrants and rights	the first column)
Equity compensation plans approved by security holders (1)	—	$ N/A	3,756,964	(2)
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	$ N/A	3,756,964	(2)
(1)	The 2020 Equity Plan provides the authority to issue 4,035,885 shares of the Successor’s common stock. Any shares forfeited under the 2020 Equity Plan will be available for future issuance under the 2020 Equity Plan. However, shares netted for tax withholding under the 2020 Equity Plan will be cancelled and will not be available for future issuance. As of December 31, 2020, 3,756,964 shares of common stock remained available for grant under the 2020 Equity Plan.
(2)	Number of securities reduced by 278,921 shares of restricted stock units previously issued for which the restrictions have not lapsed.

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
(2)

Joint Chapter 11 Plan of Reorganization of Whiting Petroleum Corporation and its Debtor Affiliates [Incorporated by reference to Exhibit A of the Order Confirming the Joint Chapter 11 Plan of Reorganization, filed as Exhibit 2 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on August 17, 2020 (File No. 001-31899)]

(3.1)

Amended and Restated Certificate of Incorporation of Whiting Petroleum Corporation [Incorporated by reference to Exhibit 3.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 1, 2020 (File No. 001-31899)].

(3.2)

Second Amended and Restated By-laws of Whiting Petroleum Corporation [Incorporated by reference to Exhibit 3.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 1, 2020 (File No. 001-31899)].

(4.1)	Description of Securities.
(10.1)*

Whiting Petroleum Corporation 2020 Equity Incentive Plan [Incorporated by reference to Exhibit 10.4 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 1, 2020 (File No. 001-31899)].

(10.2)*

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

(10.3)*

Summary of Non-Employee Director Compensation for Whiting Petroleum Corporation. [Incorporated by reference to Exhibit 10.12 to Whiting Petroleum Corporation’s Quarterly Report on Form 10-Q filed on November 5, 2020 (File No. 001-31899)]

(10.4)*

Form of Indemnification Agreement for directors and officers of Whiting Petroleum Corporation [Incorporated by reference to Exhibit 10.1 to Whiting Petroleum Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-31899)].

(10.5)	Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 1, 2020 (File No. 001-31899)].
(10.6)*

Amendment to Employment Agreement and General Release, by and between Whiting Petroleum Corporation and Bruce R. DeBoer, dated September 10, 2020 [Incorporated by reference to Exhibit 10 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 11, 2020 (File No. 001-31899)].

(10.7)

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

(10.9)*

Executive Employment and Severance Agreement, dated February 2, 2021, by and between Whiting Petroleum Corporation and Lynn A. Peterson [Incorporated by reference to Exhibit 10.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on February 4, 2021 (File No. 001-31899)].

(10.10)*

Executive Employment and Severance Agreement, dated February 2, 2021, by and between Whiting Petroleum Corporation and James P. Henderson [Incorporated by reference to Exhibit 10.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on February 4, 2021 (File No. 001-31899)].

(10.11)*

Amendment to Employment Agreement, by and between Whiting Petroleum Corporation and Correne S. Loeffler, dated September 1, 2020 [Incorporated by reference to Exhibit 10.7 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on September 1, 2020 (File No. 001-31899)].

(10.12)*

Executive Employment Agreement and Severance Agreement, dated February 2, 2021, by and between Whiting Petroleum Corporation and Charles J. Rimer [Incorporated by reference to Exhibit 10.3 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on February 4, 2021 (File No. 001-31899)].

(10.13)*

Amendment to Employment Agreement, by and between Whiting Petroleum Corporation and Bradley J. Holly, dated August 13, 2020 [Incorporated by reference to Exhibit 10.8 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on August 17, 2020 (File No. 001-31899)].

(10.14)*

Form of Restricted Stock Unit Award Agreement (Officer Time Vesting - grants prior to February 2, 2021) pursuant to the Whiting Petroleum Corporation 2020 Equity Incentive Plan [Incorporated by reference to Exhibit 10.13 to Whiting Petroleum Corporation’s Quarterly Report on Form 10-Q filed on November 5, 2020 (File No. 001-31899)].

(10.15)*

Form of Restricted Stock Unit Award Agreement (Officer Stock Price Performance Vesting) pursuant to the Whiting Petroleum Corporation 2020 Equity Incentive Plan [Incorporated by reference to Exhibit 10.14 to Whiting Petroleum Corporation’s Quarterly Report on Form 10-Q filed on November 5, 2020 (File No. 001-31899)].

(10.16)*

Form of Restricted Stock Unit Award Agreement (Non-Employee Director) pursuant to the Whiting Petroleum Corporation 2020 Equity Incentive Plan [Incorporated by reference to Exhibit 10.15 to Whiting Petroleum Corporation’s Quarterly Report on Form 10-Q filed on November 5, 2020 (File No. 001-31899)].

Exhibit
Number	Exhibit Description
(10.17)*

Form of Performance Stock Unit Award Agreement pursuant to the Whiting Petroleum Corporation 2020 Equity Incentive Plan [Incorporated by reference to Exhibit 10.4 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed February 4, 2021 (File No. 001-31899)].

(10.18)*

Form of Restricted Stock Award Agreement (Extended Vesting) pursuant to the Whiting Petroleum Corporation 2020 Equity Incentive Plan [Incorporated by reference to Exhibit 10.5 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed February 4, 2021 (File No. 001-31899)].

(10.19)*

Form of Restricted Stock Unit Award Agreement (Officer Time Vesting – grants on or after February 2, 2021) pursuant to the Whiting Petroleum Corporation 2020 Equity Incentive Plan [Incorporated by reference to Exhibit 10.6 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed February 4, 2021 (File No. 001-31899)].

(10.20)*	Form of Executive Employment Agreement and Severance Agreement for executive officers of Whiting Petroleum Corporation other than Lynn A. Peterson, James P. Henderson and Charles J. Rimer.
(21)	Significant Subsidiaries of Whiting Petroleum Corporation.
(23.1)	Consent of Deloitte & Touche LLP.
(23.2)	Consent of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers.
(31.1)	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(32.1)	Written Statement of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
(32.2)	Written Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
(99.1)	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers relating to Total Proved Reserves, dated January 26, 2021.
(99.2)

Order Confirming Joint Chapter 11 Plan of Reorganization of Whiting Petroleum Corporation [Incorporated by reference to Exhibit 99.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on August 17, 2020 (File No. 001-31899)].

(101)

The following materials from Whiting Petroleum Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity, and (v) Notes to Consolidated Financial Statements.  The instance document does not appear in the interactive data file because its XBRL tags are embedded within the iXBRL document.

(104)

Cover Page Interactive Data File (formatted as Inline XBRL) – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the iXBRL document.

*           A management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February, 2021.

WHITING PETROLEUM CORPORATION

By	/s/ Lynn A. Peterson
Lynn A. Peterson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lynn A. Peterson	President and Chief Executive Officer (Principal Executive Officer)	February 24, 2021
Lynn A. Peterson

/s/ James P. Henderson	Executive Vice President Finance and Chief Financial Officer (Principal Financial Officer)	February 24, 2021
James P. Henderson

/s/ Sirikka R. Lohoefener	Vice President, Accounting and Controller (Principal Accounting Officer)	February 24, 2021
Sirikka R. Lohoefener

/s/ Kevin S. McCarthy	Chairman of the Board	February 24, 2021
Kevin S. McCarthy

/s/ Janet L. Carrig	Director	February 24, 2021
Janet L. Carrig

/s/ Susan M. Cunningham	Director	February 24, 2021
Susan M. Cunningham

/s/ Paul J. Korus	Director	February 24, 2021
Paul J. Korus

/s/ Daniel J. Rice IV	Director	February 24, 2021
Daniel J. Rice

/s/ Anne Taylor	Director	February 24, 2021
Anne Taylor