Form 10-Q
period 2021-06-30
WHITING PETROLEUM CORP
filed 2021-08-04
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☒    No  ☐

Number of shares of the registrant’s common stock outstanding at July 28, 2021: 39,117,950 shares.

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

PART I – FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	Successor
	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$19,053	$28,367
Accounts receivable trade, net	214,223	142,830
Prepaid expenses and other	14,740	19,224
Total current assets	248,016	190,421
Property and equipment:
Oil and gas properties, successful efforts method	1,929,550	1,812,601
Other property and equipment	68,443	74,064
Total property and equipment	1,997,993	1,886,665
Less accumulated depreciation, depletion and amortization	(177,084)	(73,869)
Total property and equipment, net	1,820,909	1,812,796
Other long-term assets	39,189	40,723
TOTAL ASSETS	$2,108,114	$2,043,940
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable trade	$51,786	$23,697
Revenues and royalties payable	191,248	151,196
Accrued capital expenditures	22,877	20,155
Accrued liabilities and other	35,143	42,007
Accrued lease operating expenses	28,642	23,457
Taxes payable	16,712	11,997
Derivative liabilities	265,130	49,485
Total current liabilities	611,538	321,994
Long-term debt	115,000	360,000
Asset retirement obligations	93,276	91,864
Operating lease obligations	16,265	17,415
Long-term derivative liabilities	89,354	9,750
Other long-term liabilities	12,909	14,113
Total liabilities	938,342	815,136
Commitments and contingencies
Equity:
Successor common stock, $0.001 par value, 500,000,000 shares authorized; 39,091,073 issued and outstanding as June 30, 2021 and 38,051,125 issued and outstanding as of December 31, 2020	39	38
Additional paid-in capital	1,193,095	1,189,693
Accumulated earnings (deficit)	(23,362)	39,073
Total equity	1,169,772	1,228,804
TOTAL LIABILITIES AND EQUITY	$2,108,114	$2,043,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
OPERATING REVENUES
Oil, NGL and natural gas sales	$349,983	$91,600
Purchased gas sales	1,663	-
Total operating revenues	351,646	91,600
OPERATING EXPENSES
Lease operating expenses	64,182	53,242
Transportation, gathering, compression and other	7,443	9,044
Purchased gas expense	1,178	-
Production and ad valorem taxes	25,669	8,419
Depreciation, depletion and amortization	51,618	83,549
Exploration and impairment	2,047	421,156
General and administrative	11,995	28,136
Derivative loss, net	255,409	6,632
(Gain) loss on sale of properties	(10,110)	511
Amortization of deferred gain on sale	-	(1,908)
Total operating expenses	409,431	608,781
LOSS FROM OPERATIONS	(57,785)	(517,181)
OTHER INCOME (EXPENSE)
Interest expense	(3,981)	(16,425)
Other income	277	76
Reorganization items, net	-	(41,813)
Total other expense	(3,704)	(58,162)
LOSS BEFORE INCOME TAXES	(61,489)	(575,343)
INCOME TAX BENEFIT
Current	-	(1,028)
Total income tax benefit	-	(1,028)
NET LOSS	$(61,489)	$(574,315)
LOSS PER COMMON SHARE
Basic	$(1.57)	$(6.28)
Diluted	$(1.57)	$(6.28)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	39,067	91,429
Diluted	39,067	91,429

(Continued)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Successor	Predecessor
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
OPERATING REVENUES
Oil, NGL and natural gas sales	$654,662	$336,446
Purchased gas sales	4,375	-
Total operating revenues	659,037	336,446
OPERATING EXPENSES
Lease operating expenses	123,521	125,582
Transportation, gathering, compression and other	14,471	18,007
Purchased gas expense	3,080	-
Production and ad valorem taxes	49,819	30,842
Depreciation, depletion and amortization	105,347	267,517
Exploration and impairment	4,669	4,174,613
General and administrative	22,286	75,303
Derivative (gain) loss, net	402,102	(224,739)
Gain on sale of properties	(10,110)	(353)
Amortization of deferred gain on sale	-	(3,945)
Total operating expenses	715,185	4,462,827
LOSS FROM OPERATIONS	(56,148)	(4,126,381)
OTHER INCOME (EXPENSE)
Interest expense	(9,084)	(61,675)
Gain on extinguishment of debt	-	25,883
Other income	2,797	72
Reorganization items, net	-	(41,813)
Total other expense	(6,287)	(77,533)
LOSS BEFORE INCOME TAXES	(62,435)	(4,203,914)
INCOME TAX EXPENSE (BENEFIT)
Current	-	2,718
Deferred	-	(3,746)
Total income tax benefit	-	(1,028)
NET LOSS	$(62,435)	$(4,202,886)
LOSS PER COMMON SHARE
Basic	$(1.61)	$(45.98)
Diluted	$(1.61)	$(45.98)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	38,883	91,409
Diluted	38,883	91,409

The accompanying notes are an integral part of these condensed consolidated financial statements.		(Concluded)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Successor	Predecessor
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(62,435)	$(4,202,886)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	105,347	267,517
Deferred income tax benefit	-	(3,746)
Amortization of debt issuance costs, debt discount and debt premium	1,773	9,786
Stock-based compensation	4,764	3,401
Amortization of deferred gain on sale	-	(3,945)
Gain on sale of properties	(10,110)	(353)
Oil and gas property impairments	2,691	4,154,369
Gain on extinguishment of debt	-	(25,883)
Non-cash derivative (gain) loss	295,249	(178,525)
Non-cash reorganization items, net	-	38,145
Other, net	(3,670)	829
Changes in current assets and liabilities:
Accounts receivable trade, net	(69,957)	152,560
Prepaid expenses and other	4,484	(12,036)
Accounts payable trade and accrued liabilities	23,536	(51,783)
Revenues and royalties payable	40,052	(65,609)
Taxes payable	4,715	(14,579)
Net cash provided by operating activities	336,439	67,262
CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and development capital expenditures	(103,379)	(223,905)
Acquisition of oil and gas properties	(509)	(351)
Other property and equipment	490	(423)
Proceeds from sale of properties	6,442	28,243
Net cash used in investing activities	(96,956)	(196,436)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under Credit Agreement	590,000	-
Repayments of borrowings under Credit Agreement	(835,000)	-
Borrowings under Predecessor Credit Agreement	-	1,185,000
Repayments of borrowings under Predecessor Credit Agreement	-	(490,000)
Repurchase of 1.25% Convertible Senior Notes due 2020	-	(52,890)
Principal payments on finance lease obligations	(2,436)	(2,409)
Restricted stock used for tax withholdings	(1,361)	(304)
Net cash provided by (used in) financing activities	$(248,797)	$639,397

		(Continued)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Successor	Predecessor
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(9,314)	$510,223
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	28,367	8,652
End of period	$19,053	$518,875
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of amounts capitalized	$6,189	$72,199
Cash paid for reorganization items	$396	$3,668
NONCASH INVESTING ACTIVITIES
Accrued capital expenditures and accounts payable related to property additions	$26,935	$38,504
NONCASH FINANCING ACTIVITIES
Derivative termination settlement payments used to repay borrowings under Predecessor Credit Agreement	$-	$157,741

The accompanying notes are an integral part of these condensed consolidated financial statements.		(Concluded)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

(in thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Earnings	Total
	Shares	Amount	Capital	(Deficit)	Equity
BALANCES - January 1, 2020 (Predecessor)	91,744	$92	$6,409,991	$(2,385,112)	$4,024,971
Net loss	-	-	-	(3,628,571)	(3,628,571)
Adjustment to equity component of Convertible Senior Notes upon extinguishment	-	-	(3,461)	-	(3,461)
Restricted stock issued	185	-	-	-	-
Restricted stock forfeited	(238)	-	-	-	-
Restricted stock used for tax withholdings	(54)	-	(304)	-	(304)
Stock-based compensation	-	-	2,068	-	2,068
BALANCES - March 31, 2020 (Predecessor)	91,637	92	6,408,294	(6,013,683)	394,703
Net loss	-	-	-	(574,315)	(574,315)
Stock-based compensation	-	-	1,333	-	1,333
BALANCES - June 30, 2020 (Predecessor)	91,637	$92	$6,409,627	$(6,587,998)	$(178,279)

BALANCES - January 1, 2021 (Successor)	38,051	$38	$1,189,693	$39,073	$1,228,804
Net loss	-	-	-	(946)	(946)
Common stock issued in settlement of bankruptcy claims	949	1	(1)	-	-
Restricted stock issued	95	-	-	-	-
Restricted stock used for tax withholdings	(41)	-	(1,357)	-	(1,357)
Stock-based compensation	-	-	2,309	-	2,309
BALANCES - March 31, 2021 (Successor)	39,054	39	1,190,644	38,127	1,228,810
Net loss	-	-	-	(61,489)	(61,489)
Restricted stock issued	37	-	-	-	-
Restricted stock used for tax withholdings	-	-	(4)	-	(4)
Stock-based compensation	-	-	2,455	-	2,455
BALANCES - June 30, 2021 (Successor)	39,091	$39	$1,193,095	$(23,362)	$1,169,772

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

Upon emergence, the Company adopted fresh start accounting in accordance with FASB ASC Topic 852 – Reorganizations (“ASC 852”), which specifies the accounting and financial reporting requirements for entities reorganizing through chapter 11 bankruptcy proceedings.  The application of fresh start accounting resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes.  As a result of the implementation of the Plan and the application of fresh start accounting, the consolidated financial statements after the Emergence Date are not comparable to the consolidated financial statements before that date and the historical financial statements on or before the Emergence Date are not a reliable indicator of the Company’s financial condition and results of operations for any period after its adoption of fresh start accounting.  Refer to the “Fresh Start Accounting” footnote for more information.  References to “Successor” refer to the Company and its financial position and results of operations after the Emergence Date.  References to “Predecessor” refer to the Company and its financial position and results of operations on or before the Emergence Date.  References to “Successor Period” and “Successor YTD Period” refer to the three and six months ended June 30, 2021, respectively.  References to “Predecessor Period” and “Predecessor YTD Period” refer to the three and six months ended June 30, 2020, respectively.

During the Predecessor YTD Period, the Company applied ASC 852 in preparing the condensed consolidated financial statements, which requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business.  Accordingly, certain expenses, realized gains and losses and provisions for losses that were realized or incurred during the Chapter 11 Cases, including adjustments to the carrying value of certain indebtedness, were recorded as reorganization items, net in the condensed consolidated statements of operations for the Predecessor periods.  Refer to the “Chapter 11 Emergence” footnote for more information on the events of the bankruptcy proceedings as well as the accounting and reporting impacts of the reorganization during the Predecessor YTD Period.

Condensed Consolidated Financial Statements—The unaudited condensed consolidated financial statements include the accounts of Whiting Petroleum Corporation and its consolidated subsidiaries.  Investments in entities which give Whiting significant influence, but not control, over the investee are accounted for using the equity method.  Under the equity method, investments are stated at cost plus the Company’s equity in undistributed earnings and losses.  All intercompany balances and transactions have been eliminated upon consolidation.  These financial statements have been prepared in accordance with GAAP and the SEC rules and regulations for interim financial reporting.  In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s interim results.  However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  The condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with Whiting’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2020.  Except as disclosed herein, there have been no material changes to the information disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the period ending December 31, 2020.

Reclassifications—Certain prior period balances in the condensed consolidated balance sheets have been combined or reclassified to conform to current period presentation pursuant to Rule 10-01(a)(2) of Regulation S-X of the SEC. Such reclassifications had no impact on net loss, cash flows or shareholders’ equity previously reported.

Cash, Cash Equivalents and Restricted Cash—Cash equivalents consist of demand deposits and highly liquid investments which have an original maturity of three months or less.  Cash and cash equivalents potentially subject the Company to a concentration of credit risk as substantially all of its deposits held in financial institutions were in excess of the Federal Deposit Insurance Corporation insurance limits as of June 30, 2021 and December 31, 2020.  The Company maintains its cash and cash equivalents in the form of money market and checking accounts with financial institutions that are also lenders under the Successor’s credit agreement.  The Company has not experienced any losses on its deposits of cash and cash equivalents.

Restricted cash as of June 30, 2021 and December 31, 2020 consist of funds remaining in a professional fee escrow account that were reserved to pay certain professional fees upon emergence from the Chapter 11 Cases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets and statements of cash flows (in thousands):

	Successor
	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$16,652	$25,607
Restricted cash	2,401	2,760
Total cash, cash equivalents and restricted cash	$19,053	$28,367

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

The Company routinely evaluates expected credit losses for all material trade and other receivables to determine if an allowance for credit losses is warranted.  Expected credit losses are estimated based on (i) historic loss experience for pools of receivable balances with similar characteristics, (ii) the length of time balances have been outstanding and (iii) the economic status of each counterparty.  These loss estimates are then adjusted for current and expected future economic conditions, which may include an assessment of the probability of non-payment, financial distress or expected future commodity prices and the impact that any current or future conditions could have on a counterparty’s credit quality and liquidity.  As of June 30, 2021 and December 31, 2020 (Successor), the Company had immaterial allowances for credit losses.

2.          CHAPTER 11 EMERGENCE

Plan of Reorganization under Chapter 11 of the Bankruptcy Code—On April 1, 2020, the Debtors commenced the Chapter 11 Cases as described in the “Basis of Presentation” footnote above.  On April 23, 2020, the Debtors entered into a restructuring support agreement with certain holders of the Company’s senior notes to support a restructuring in accordance with the terms set forth in the Plan.  On August 14, 2020, the Bankruptcy Court confirmed the Plan.  On September 1, 2020, the Debtors satisfied all conditions required for Plan effectiveness and emerged from the Chapter 11 Cases.

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

Executory Contracts—Subject to certain exceptions, under the Bankruptcy Code the Debtors were entitled to assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and fulfillment of certain other conditions.  Generally, the rejection of an executory contract or unexpired lease was treated as a pre-petition breach of such contract and, subject to certain exceptions, relieved the Debtors from performing future obligations under such contract but entitled the counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach.  Alternatively, the assumption of an executory contract or unexpired lease required the Debtors to cure existing monetary defaults under such executory contract or unexpired lease, if any.  Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including where applicable quantification of the Company’s obligations under such executory or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code unless an order settling the claims has been issued by the Bankruptcy Court.  Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly reserve all of their rights in that regard.  Refer to the “Commitments and Contingencies” footnote for more information on potential future rejection damages related to general unsecured claims.

Interest Expense—The Company discontinued recording interest on its senior notes between the Petition Date and the Emergence Date in accordance with ASC 852.  The contractual interest expense not accrued in the condensed consolidated statements of operations was approximately $34 million for the period from the Petition Date through June 30, 2020 (Predecessor).

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

3.         FRESH START ACCOUNTING

Fresh Start—In connection with the Company’s emergence from bankruptcy and in accordance with ASC 852, the Company qualified for and adopted fresh start accounting on the Emergence Date.  Upon application of fresh start accounting, the Company allocated its reorganization value to its individual assets based on their estimated fair values in conformity with FASB ASC Topic 820 – Fair Value Measurement (“ASC 820”) and FASB ASC Topic 805 – Business Combinations.  The reorganization value represents the fair value of the Successor’s assets before considering certain liabilities and is intended to represent the approximate amount a willing buyer would pay for the Company’s assets immediately after reorganization.

For further information on the Company’s reorganization value and the resulting fresh start adjustments made on the Emergence Date, refer to the “Fresh Start Accounting” footnote in the notes to the consolidated financial statements in Item 8 of the Company’s Annual Report on Form 10-K for the period ending December 31, 2020.

Reorganization Items, Net—Any expenses, gains and losses that were realized or incurred between the Petition Date and the Emergence Date and as a direct result of the Chapter 11 Cases were recorded in reorganization items, net in the Company’s condensed consolidated statements of operations.  The following table summarizes the components of reorganization items, net for the three and six months ended June 30, 2020 (in thousands):

Predecessor
Three and Six Months Ended
June 30, 2020
Legal and professional advisory fees	$26,668
Write-off of unamortized debt issuance costs and premium (1)	15,145
Total reorganization items, net	$41,813
(1)	As a result of the Chapter 11 Cases and the adoption of ASC 852, the Company wrote off all unamortized premium and issuance cost balances related to its senior notes on the Petition Date.

4.          OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at June 30, 2021 and December 31, 2020 are as follows (in thousands):

	Successor
	June 30,	December 31,
	2021	2020
Proved oil and gas properties	$1,781,723	$1,701,163
Unproved leasehold costs	101,477	105,073
Wells and facilities in progress	46,350	6,365
Total oil and gas properties, successful efforts method	1,929,550	1,812,601
Accumulated depletion	(170,435)	(71,064)
Oil and gas properties, net	$1,759,115	$1,741,537

Impairment expense for unproved properties was $1 million and $2 million for the three and six months ended June 30, 2021 (Successor), respectively.  Impairment expense for unproved properties was immaterial for the three months ended June 30, 2020 (Predecessor) and $12 million for the six months ended June 30, 2020 (Predecessor).  Impairment expense for unproved properties is reported in exploration and impairment expense in the condensed consolidated statements of operations.

Refer to the “Fair Value Measurements” footnote for more information on proved property impairments recorded during the three and six months ended June 30, 2020.

5.          ACQUISITIONS AND DIVESTITURES

2021 Acquisitions and Divestitures

There were no significant acquisitions or divestitures during the six months ended June 30, 2021.

Refer to the “Subsequent Events” footnote for information on acquisition and divestiture activity subsequent to June 30, 2021.

2020 Acquisitions and Divestitures

On January 9, 2020, the Predecessor completed the divestiture of its interests in 30 non-operated, producing oil and gas wells and related undeveloped acreage located in McKenzie County, North Dakota for aggregate sales proceeds of $25 million (before closing adjustments).

There were no significant acquisitions during the six months ended June 30, 2020.

6.          LONG-TERM DEBT

Long-term debt, consisting entirely of borrowings outstanding under the Company’s Credit Agreement, totaled $115 million and $360 million at June 30, 2021 and December 31, 2020, respectively.

Credit Agreement (Successor)

On the Emergence Date, Whiting Petroleum Corporation, as parent guarantor, and Whiting Oil and Gas, as borrower, entered into the Credit Agreement, a reserves-based credit facility, with a syndicate of banks.  As of June 30, 2021, the Credit Agreement had a borrowing base and aggregate commitments of $750 million.  As of June 30, 2021, the Company had $633 million of available borrowing capacity under the Credit Agreement, which was net of $115 million of borrowings outstanding and $2 million in letters of credit outstanding.

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

A portion of the borrowing base in an aggregate amount not to exceed $50 million may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.  As of June 30, 2021, $48 million was available for additional letters of credit under the Credit Agreement.

The Credit Agreement provides for interest only payments until maturity on April 1, 2024, when the agreement terminates and all outstanding borrowings are due.  In addition, the Credit Agreement provides for certain mandatory prepayments, including a provision pursuant to which, if the Company’s cash balances are in excess of approximately $75 million during any given week, such excess must be utilized to repay borrowings under the Credit Agreement.  Interest under the Credit Agreement accrues at the Company’s option at either (i) a base rate for a base rate loan plus a margin between 1.75% and 2.75% based on the ratio of outstanding borrowings and letters of credit to the lower of the current borrowing base or total commitments, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR plus 1.0% per annum, or (ii) an adjusted LIBOR for a eurodollar loan plus a margin between 2.75% and 3.75% based on the ratio of outstanding borrowings and letters of credit to the lower of the current borrowing base or total commitments.  Additionally, the Company incurs commitment fees of 0.5% on the unused portion of the aggregate commitments of the lenders under the Credit Agreement, which are included as a component of interest expense.  At June 30, 2021, the weighted average interest rate on the outstanding principal balance under the Credit Agreement was 4.1%.

The Credit Agreement contains restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  Except for limited exceptions, the Credit Agreement also restricts the Company’s ability to make any dividend payments or distributions on its common stock prior to September 1, 2021, and thereafter only to the extent that the Company has distributable free cash flow and (i) has at least 20% of available borrowing capacity, (ii) has a consolidated net leverage ratio of less than or equal to 2.0 to 1.0, (iii) does not have a borrowing base deficiency and (iv) is not in default under the Credit Agreement. These restrictions apply to all of the Company’s restricted subsidiaries and are calculated in accordance with definitions contained in the Credit Agreement. The Credit Agreement requires the Company, as of the last day of any quarter, to maintain commodity hedges covering a minimum of 65% of its projected production for the succeeding twelve months, and 35% of its projected production for the next succeeding twelve months, both as reflected in the reserves report most recently provided by the Company to the lenders under the Credit Agreement.  The Company is also limited to hedging a maximum of 85% of its production from proved reserves.  The Credit Agreement requires the Company to maintain the following ratios: (i) a consolidated current assets to consolidated current liabilities ratio of not less than 1.0 to 1.0 and (ii) a total debt to last four quarters’ EBITDAX ratio of not greater than 3.5 to 1.0.  As of June 30, 2021, the Company was in compliance with the covenants under the Credit Agreement.

The obligations of Whiting Oil and Gas under the Credit Agreement are secured by a first lien on substantially all of the Company’s properties.  The Company has also guaranteed the obligations of Whiting Oil and Gas under the Credit Agreement and has pledged the stock of certain of its subsidiaries as security for its guarantee.

Senior Notes and Convertible Senior Notes (Predecessor)

Prior to the Emergence Date, the Company had outstanding notes consisting of $774 million 5.75% Senior Notes due 2021, $408 million 6.25% Senior Notes due 2023 and $1.0 billion 6.625% Senior Notes due 2026 (collectively, the “Senior Notes”) and $187 million of 1.25% Convertible Senior Notes due 2020 (the “Convertible Senior Notes”).  On the Emergence Date, through implementation of the Plan, all outstanding obligations under the Senior Notes and the Convertible Senior Notes were cancelled and 36,817,630 shares of Successor common stock were issued to the holders of those outstanding notes.  In addition, the remaining unamortized debt issuance costs and debt premium were written off to reorganization items, net in the condensed consolidated statements of operations.  Refer to the “Chapter 11 Emergence” and “Fresh Start Accounting” footnotes for more information.

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

7.          ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage and land restoration in accordance with applicable local, state and federal laws and the terms of the Company’s lease agreements.  The current portions as of June 30, 2021 and December 31, 2020 (Successor) were $6 million, and have been included in accrued liabilities and other in the condensed consolidated balance sheets.  The following table provides a reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2021 (in thousands):

Asset retirement obligation at January 1, 2021 (Successor)	$98,130
Additional liability incurred	773
Revisions to estimated cash flows	8,354
Accretion expense	4,412
Obligations on sold properties	(9,654)
Liabilities settled	(2,492)
Asset retirement obligation at June 30, 2021 (Successor)	$99,523

8.          DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations, and it uses derivative instruments to manage its commodity price risk.

Commodity Derivative Contracts—Historically, prices received for crude oil, natural gas and natural gas liquids production have been volatile because of supply and demand factors, worldwide political factors, general economic conditions and seasonal weather patterns.  Whiting primarily enters into derivative contracts such as crude oil, natural gas and natural gas liquids swaps, collars, basis swaps and differential swaps to achieve a more predictable cash flow by reducing its exposure to commodity price volatility, thereby ensuring adequate funding for the Company’s capital programs and facilitating the management of returns on drilling programs and acquisitions.  The Company also enters into derivative contracts to maintain its compliance with certain minimum hedging requirements contained in the Credit Agreement.  Refer to the “Long-Term Debt” footnote for a detailed discussion of the minimum and maximum hedging requirements of the Credit Agreement.  The Company does not enter into derivative contracts for speculative or trading purposes.

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

The table below details the Successor’s swap and collar derivatives entered into to hedge forecasted crude oil, NGL and natural gas production revenues as of June 30, 2021 (Successor).

					Weighted Average
Settlement Period	Index	Derivative Instrument	Total Volumes	Units	Swap Price	Floor	Ceiling
Crude Oil
2021	NYMEX WTI	Fixed Price Swaps	3,588,000	Bbl	$45.40	-	-
2021	NYMEX WTI	Two-way Collars	3,162,000	Bbl	-	$41.64	$50.50
Q1 2022	NYMEX WTI	Fixed Price Swaps	630,000	Bbl	$54.30	-	-
2022	NYMEX WTI	Two-way Collars	9,559,000	Bbl	-	$43.22	$53.70
Q1-Q2 2023	NYMEX WTI	Two-way Collars	3,259,500	Bbl	-	$46.79	$59.37
		Total	20,198,500
Crude Oil Differentials (1)
2021	UHC Clearbrook to NYMEX	Fixed Price Swaps	76,500	Bbl	-$1.95	-	-
		Total	76,500
Natural Gas
2021	NYMEX Henry Hub	Fixed Price Swaps	8,970,000	MMBtu	$2.81	-	-
2021	NYMEX Henry Hub	Two-way Collars	5,520,000	MMBtu	-	$2.60	$2.79
Q1-Q3 2022	NYMEX Henry Hub	Fixed Price Swaps	5,259,000	MMBtu	$2.68	-	-
2022	NYMEX Henry Hub	Two-way Collars	10,720,000	MMBtu	-	$2.35	$2.85
Q1-Q2 2023	NYMEX Henry Hub	Two-way Collars	4,975,000	MMBtu	-	$2.37	$2.91
		Total	35,444,000
Natural Gas Basis (2)
2021	NNG Ventura to NYMEX	Fixed Price Swaps	3,680,000	MMBtu	-$0.18	-	-
Q1-Q2 2022	NNG Ventura to NYMEX	Fixed Price Swaps	3,530,000	MMBtu	$0.14	-	-
Q1-Q2 2023	NNG Ventura to NYMEX	Fixed Price Swaps	4,740,000	MMBtu	$0.07	-	-
		Total	11,950,000
NGL - Propane
2021	Mont Belvieu	Fixed Price Swaps	19,320,000	Gallons	$0.78	-	-
Q1 2022	Mont Belvieu	Fixed Price Swaps	3,780,000	Gallons	$0.81	-	-
		Total	23,100,000
(1)	The weighted average price associated with the crude oil differential swaps shown in the table above represents the average fixed differential to NYMEX as stated in the related contracts, which is compared to the NE2 Canadian Monthly Index for UHC Clearbrook (“UHC Clearbrook”) for each period. If NYMEX combined with the fixed differential as stated in each contract is higher than the UHC Clearbrook index price at any settlement date, the Company receives the difference. Conversely, if the UHC Clearbrook index price is higher than NYMEX combined with the fixed differential, the Company pays the difference.
(2)	The weighted average price associated with the natural gas basis swaps shown in the table above represents the average fixed differential to NYMEX as stated in the related contracts, which is compared to the Northern Natural Gas Ventura Index (“NNG Ventura”) for each period. If NYMEX combined with the fixed differential as stated in each contract is higher than the NNG Ventura index price at any settlement date, the Company receives the difference. Conversely, if the NNG Ventura index price is higher than NYMEX combined with the fixed differential, the Company pays the difference.

Effect of Chapter 11 Cases—The commencement of the Chapter 11 Cases constituted a termination event with respect to the Company’s derivative instruments, which permitted the counterparties of such derivative instruments to terminate their outstanding hedges.  Such termination events are not stayed under the Bankruptcy Code.  During April 2020, certain of the lenders under the Predecessor Credit Agreement elected to terminate their master ISDA agreements and outstanding hedges with the Company for aggregate settlement proceeds of $145 million.  The proceeds from these terminations along with $13 million of March 2020 hedge settlement proceeds received in April 2020 were applied to the outstanding borrowings under the Predecessor Credit Agreement.  An additional $23 million of settlement proceeds from terminated derivative positions were held in escrow until the completion of the Chapter 11 Cases.

Derivative Instrument Reporting—All derivative instruments are recorded in the condensed consolidated financial statements at fair value, other than derivative instruments that meet the “normal purchase normal sale” exclusion.  Fair value gains and losses on the Company’s derivative instruments are recognized immediately in earnings as derivatives (gain) loss, net in the condensed consolidated statements of operations.

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

		June 30, 2021 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Prepaid expenses and other	$7,001	$(7,001)	$-
Commodity contracts - non-current	Other long-term assets	21,324	(21,324)	-
Total derivative assets		$28,325	$(28,325)	$-
Derivative liabilities
Commodity contracts - current	Derivative liabilities	$272,131	$(7,001)	$265,130
Commodity contracts - non-current	Long-term derivative liabilities	110,678	(21,324)	89,354
Total derivative liabilities		$382,809	$(28,325)	$354,484

		December 31, 2020 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Prepaid expenses and other	$14,287	$(14,287)	$-
Commodity contracts - non-current	Other long-term assets	19,991	(19,991)	-
Total derivative assets		$34,278	$(34,278)	$-
Derivative liabilities
Commodity contracts - current	Derivative liabilities	$63,772	$(14,287)	$49,485
Commodity contracts - non-current	Long-term derivative liabilities	29,741	(19,991)	9,750
Total derivative liabilities		$93,513	$(34,278)	$59,235
(1)	All of the counterparties to the Company’s financial derivative contracts subject to master netting arrangements are lenders under the Credit Agreement, which eliminates the need to post or receive collateral associated with its derivative positions. Therefore, columns for cash collateral pledged or received have not been presented in these tables.

Contingent Features in Financial Derivative Instruments.  None of the Company’s derivative instruments contain credit-risk-related contingent features.  Counterparties to the Company’s financial derivative contracts are high credit-quality financial institutions that are lenders under the Credit Agreement.  The Company uses Credit Agreement participants as hedge counterparties since these institutions are secured equally with the holders of Whiting’s bank debt, which eliminates the potential need to post collateral when Whiting is in a derivative liability position.  As a result, the Company is not required to post letters of credit or corporate guarantees for its derivative counterparties in order to secure contract performance obligations.

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

The Company’s derivative financial instruments are recorded at fair value and include a measure of the Company’s own nonperformance risk or that of its counterparty, as appropriate.  The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (Successor), and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

				Total Fair Value
	Level 1	Level 2	Level 3	June 30, 2021
Financial Liabilities
Commodity derivatives – current	$-	$265,130	$-	$265,130
Commodity derivatives – non-current	-	89,354	-	89,354
Total financial liabilities	$-	$354,484	$-	$354,484

				Total Fair Value
	Level 1	Level 2	Level 3	December 31, 2020
Financial Liabilities
Commodity derivatives – current	$-	$49,485	$-	$49,485
Commodity derivatives – non-current	-	9,750	-	9,750
Total financial liabilities	$-	$59,235	$-	$59,235

The following methods and assumptions were used to estimate the fair values of the Company’s financial assets and liabilities that are measured on a recurring basis:

Commodity Derivatives.  Commodity derivative instruments consist mainly of swaps, collars, basis swaps and differential swaps for crude oil, natural gas and natural gas liquids.  The Company’s swaps, collars, basis swaps and differential swaps are valued based on an income approach.  Both the option and swap models consider various assumptions, such as quoted forward prices for commodities, time value and volatility factors.  These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the valuation hierarchy.  The discount rates used in the fair values of these instruments include a measure of either the Company’s or the counterparty’s nonperformance risk, as appropriate.  The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

Non-recurring Fair Value Measurements—The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including proved property.  These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  The Company did not recognize any impairment write-downs with respect to its proved property during the Successor YTD Period.  The following tables present information about the Company’s non-financial assets measured at fair value on a non-recurring basis during the Predecessor YTD Period and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

Predecessor
Net Carrying
	Value as of				Loss (Before Tax)
	March 31,	Fair Value Measurements Using			Three Months Ended
	2020	Level 1	Level 2	Level 3	March 31, 2020
Proved property (1)	$816,234	$-	$-	$816,234	$3,732,096
(1)	During the first quarter of 2020, certain proved oil and gas properties across the Company’s Williston Basin resource play with a previous carrying amount of $4.5 billion were written down to their fair value as of March 31, 2020 of $816 million, resulting in a non-cash impairment charge of $3.7 billion, which was recorded within exploration and impairment expense. These impaired properties were written down due to a reduction in anticipated future cash flows primarily driven by an expectation of sustained depressed oil prices and a resultant decline in future development plans for the properties as of March 31, 2020.

Predecessor
Net Carrying
	Value as of				Loss (Before Tax)
	June 30,	Fair Value Measurements Using			Six Months Ended
	2020	Level 1	Level 2	Level 3	June 30, 2020
Proved property (2)	$85,418	$-	$-	$85,418	$409,079
(2)	During the second quarter of 2020, other proved oil and gas properties in the Company’s Williston Basin resource play with a previous carrying amount of $494 million were written down to their fair value as of June 30, 2020 of $85 million, resulting in a non-cash impairment charge of $409 million, which was recorded within exploration and impairment expense. These impaired properties were written down due to a reduction in anticipated future cash flows primarily driven by an expectation of sustained depressed oil prices and a resultant decline in future development plans for the properties as of June 30, 2020.

Predecessor Proved Property Impairments.  The Company tests proved property for impairment whenever events or changes in circumstances indicate that the fair value of these assets may be reduced below their carrying value.  As a result of the significant decrease in the forward price curves for crude oil and natural gas during the first and second quarters of 2020, the associated decline in anticipated future cash flows and the resultant decline in future development plans for the properties, the Company performed proved property impairment tests as of March 31, 2020 and June 30, 2020.  The fair value was ascribed using an income approach based on the net discounted future cash flows from the producing properties and related assets.  The discounted cash flows were based on management’s expectations for the future.  Unobservable inputs included estimates of future oil and gas production from the Company’s reserve reports, commodity prices based on forward strip price curves (adjusted for basis differentials) as of March 31, 2020 and June 30, 2020, operating and development costs, expected future development plans for the properties and a discount rate of 16% and 17% as of March 31, 2020 and June 30, 2020, respectively, based on a weighted-average cost of capital (all of which were designated as Level 3 inputs within the fair value hierarchy).  The impairment tests indicated that proved property impairments had occurred, and the Company therefore recorded non-cash impairment charges to reduce the carrying value of the impaired properties to their fair value at March 31, 2020 and June 30, 2020.

10.          REVENUE RECOGNITION

The Company recognizes revenue in accordance with FASB ASC Topic 606 – Revenue from Contracts with Customers (“ASC 606”).  Revenue is recognized at the point in time at which the Company’s performance obligations under its commodity sales contracts are satisfied and control of the commodity is transferred to the customer.  The Company has determined that its contracts for the sale of crude oil, unprocessed natural gas, residue gas and NGLs contain monthly performance obligations to deliver product at locations specified in the contract.  Control is transferred at the delivery location, at which point the performance obligation has been satisfied and revenue is recognized.  Fees included in the contract that are incurred prior to control transfer are classified as transportation, gathering, compression and other, and fees incurred after control transfers are included as a reduction to the transaction price.  The transaction price at which revenue is recognized consists entirely of variable consideration based on quoted market prices less various fees and the quantity of volumes delivered.  Purchased gas sales revenue relates to the sale of natural gas from Whiting facilities that was not produced from the Company’s properties.  The tables below present the disaggregation of revenue by product and transaction type for the periods presented (in thousands):

	Successor	Predecessor
OPERATING REVENUES	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Oil sales	$308,417	$91,904
NGL and natural gas sales (1)	41,566	(304)
Oil, NGL and natural gas sales	349,983	91,600
Purchased gas sales	1,663	-
Total operating revenues	$351,646	$91,600
(1)	Negative NGL and natural gas sales revenue during the three months ended June 30, 2020 was a result of third-party transportation, gathering and processing costs exceeding the average price realized for certain NGL and natural gas volumes sold during the period.

	Successor	Predecessor
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
OPERATING REVENUES
Oil sales	$565,126	$323,849
NGL and natural gas sales	89,536	12,597
Oil, NGL and natural gas sales	654,662	336,446
Purchased gas sales	4,375	-
Total operating revenues	$659,037	$336,446

Whiting receives payment for product sales from one to three months after delivery.  At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable trade, net in the condensed consolidated balance sheets.  As of June 30, 2021 and December 31, 2020 (Successor), such receivable balances were $132 million and $88 million, respectively.  Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, but differences have been and are insignificant.  Accordingly, the variable consideration is not constrained.

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

Warrants—On the Emergence Date and pursuant to the Plan, the Successor entered into warrant agreements with Computershare Inc. and Computershare Trust Company, N.A., as warrant agent, which provide for (i) the Successor’s issuance of up to an aggregate of 4,837,821 Series A warrants to purchase the New Common Stock (the “Series A Warrants”) to certain former holders of the Predecessor’s common stock and (ii) the Successor’s issuance of up to an aggregate of 2,418,910 Series B warrants to purchase New Common Stock (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to certain former holders of the Predecessor’s common stock.  The Warrants were recorded at fair value in additional paid-in capital upon issuance on the Emergence Date.

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

As discussed in the “Chapter 11 Emergence” footnote, an additional 2,121,304 shares of New Common Stock remain reserved as of June 30, 2021 for potential future distribution to certain general unsecured claimants whose claim values were pending resolution in the Bankruptcy Court.

12.        STOCK-BASED COMPENSATION

Equity Incentive Plan—As discussed in the “Chapter 11 Emergence” footnote, on the Emergence Date and pursuant to the terms of the Plan, all of the Predecessor’s common stock and any unvested awards based on such common stock were cancelled and holders were issued an aggregate of 1,233,495 shares of Successor common stock on a pro rata basis.  On September 1, 2020, the Successor’s board of directors adopted the Whiting Petroleum Corporation 2020 Equity Incentive Plan (the “2020 Equity Plan”), which replaced the Predecessor’s equity plan (the “Predecessor Equity Plan”).  The 2020 Equity Plan provides the authority to issue 4,035,885 shares of the Successor’s common stock.  Any shares forfeited under the 2020 Equity Plan will be available for future issuance under the 2020 Equity Plan.  However, shares netted for tax withholding under the 2020 Equity Plan will be cancelled and will not be available for future issuance.  Under the 2020 Equity Plan, during any calendar year no non-employee director participant may be granted awards having a grant date fair value in excess of $500,000.  As of June 30, 2021, 3,029,358 shares of common stock remained available for grant under the 2020 Equity Plan.

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

In September 2020, 189,900 shares of market-based RSUs were granted to executive officers under the 2020 Equity Plan.  The awards will vest upon the Successor’s common stock trading for 20 consecutive trading days above a certain daily volume weighted average price (“VWAP”) as follows: 50% will vest if the VWAP exceeds $32.57 per share, an additional 25% if the daily VWAP exceeds $48.86 per share and the final 25% if the daily VWAP exceeds $65.14 per share.  The Company recognizes compensation expense based on the fair value as determined by a Monte Carlo valuation model (the “Monte Carlo Model”) over the expected vesting period, which is estimated to be between 1.8 and 3.8 years.  The weighted average grant date fair value of these RSUs was $6.54 per share.  More information on the inputs of the Monte Carlo Model are explained below.  During the six months ended June 30, 2021, the first 50% of these awards vested as the Company’s VWAP exceeded $32.57 per share for 20 consecutive trading days during the period.  Subsequent to June 30, 2021, an additional 25% of these awards vested as the Company’s VWAP exceeded $48.86 per share for 20 consecutive trading days.

During the six months ended June 30, 2021, 358,123 shares of service-based RSUs were granted to executive officers and employees under the 2020 Equity Plan, which vest ratably over either a two or three-year service period.  Additionally, during the six months ended June 30, 2021, 117,607 shares of service-based RSUs were granted to executive officers under the 2020 Equity Plan, which cliff vest on the fifth anniversary of the grant date.  Finally, during the six months ended June 30, 2021, 23,730 shares of service-based RSUs were granted to directors under the 2020 Equity Plan, which vest ratably over a one-year period.  The Company determines compensation expense for these share-settled awards using their fair value at the grant date, which is based on the closing bid price of the Company’s common stock on such date.  The weighted average grant date fair value of serviced-based RSUs was $23.74 per share for the six months ended June 30, 2021.

During the six months ended June 30, 2021, 232,150 shares of PSUs subject to certain market-based vesting criteria were granted to executive officers under the 2020 Equity Plan.  These market-based awards vest at the end of the performance period, which is December 31, 2023, and the number of shares that vest at the end of the performance period is determined based on two performance goals: (i) 116,075 shares vest based on the Company’s annualized absolute total stockholder return (“ATSR”) over the performance period as compared to certain preestablished target returns and (ii) 116,075 shares vest based on the Company’s relative total stockholder return (“RTSR”) compared to the stockholder returns of a preestablished peer group of companies over the performance period.  The number of awards earned could range from zero up to two times the number of shares initially granted, all of which will be settled in shares.  The weighted average grant date fair value of the market-based awards was $29.32 per share and $32.33 per share for the ATSR and RTSR awards, respectively, as determined by the Monte Carlo Model, which is described further below.

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

	2020	2021
	RSUs	PSUs
Number of simulations	100,000	500,000
Expected volatility	40%	81%
Risk-free interest rate	0.66%	0.17%
Dividend yield	-	-

The following table shows a summary of the Company’s service-based and market-based awards activity for the six months ended June 30, 2021:

	Number of Awards			Weighted Average
	Service‑Based	Market-Based	Market-Based	Grant Date
	RSUs	RSUs	PSUs	Fair Value
Nonvested awards, January 1	89,021	189,900	-	$10.03
Granted	499,460	-	232,150	25.99
Vested	(36,959)	(94,950)	-	9.61
Forfeited	(4,004)	-	-	22.46
Nonvested awards, June 30	547,518	94,950	232,150	$23.38

The Company recognized $2 million and $5 million in stock-based compensation expense during the three and six months ended June 30, 2021, respectively.

Predecessor Awards

During the six months ended June 30, 2020, 53,198 shares of share-settled, service-based RSAs and RSUs were granted to executive officers and directors under the Predecessor Equity Plan.  The Company determined compensation expense for these awards using their fair value at the grant date, which was based on the closing bid price of the Company’s common stock on such date.  The weighted average grant date fair value of these service-based RSAs and RSUs was $4.94 per share for the six months ended June 30, 2020.  On March 31, 2020, all of the RSAs issued to executive officers in 2020 were forfeited and concurrently replaced with cash incentives.  Refer to “2020 Compensation Adjustments” below for more information.

During the six months ended June 30, 2020, 1,616,504 shares of cash-settled, service-based RSUs were granted to executive officers and employees under the Predecessor Equity Plan.  The company determined compensation expense for these awards using the fair value at the end of each reporting period, which was based on the closing bid price of the Company’s common stock on such date.  On March 31, 2020, all of the RSUs issued to executive officers in 2020 were forfeited and concurrently replaced with cash incentives.  Refer to “2020 Compensation Adjustments” below for more information.

During the six months ended June 30, 2020, 1,665,153 shares of PSAs and PSUs subject to certain market-based vesting criteria were granted to executive officers under the Predecessor Equity Plan.  These market-based awards were to cliff vest on the third anniversary of the grant date, however, on March 31, 2020, all of the PSAs and PSUs issued to executive officers in 2020 were forfeited and concurrently replaced with cash incentives.  Refer to “2020 Compensation Adjustments” below for more information.  The weighted average grant date fair value of the market-based awards that were to be settled in shares, as determined by the Monte Carlo valuation model, was $4.31 per share in 2020.  The cash-settled component of such awards was recorded as a liability in the consolidated balance sheets and was remeasured at fair value using a Monte Carlo valuation model at the end of each reporting period.

The Company recognized $1 million and $2 million in total stock-based compensation expense during the three and six months ended June 30, 2020, respectively.

2020 Compensation Adjustments.  All of the RSAs, RSUs, PSAs and PSUs granted to executive officers in 2020 under the Predecessor Equity Plan were forfeited on March 31, 2020 and were replaced with cash retention incentives.  The cash retention incentives were subject to a service period and were subject to claw back provisions if an executive officer terminated employment for any reason other than a qualifying termination prior to the earlier of (i) the effective date of a plan of reorganization approved under chapter 11 of the Bankruptcy Code or (ii) March 30, 2021.  The transactions were considered concurrent replacements of the stock compensation awards previously issued.  As such, the $12 million fair value of the awards, consisting of the after-tax value of the cash incentives, was amortized over the period from the Petition Date to the Emergence Date.  Amortization of the fair value of these cash incentives totaled $7 million during the three and six months ended June 30, 2020 and is included in general and administrative expenses in the Predecessor’s condensed consolidated statements of operations.  The difference between the cash and after-tax value of the cash retention incentives of approximately $9 million, which was not subject to the claw back provisions contained within the agreements, was expensed to general and administrative expenses in the Predecessor’s condensed consolidated statements of operations during the first quarter of 2020.

13.        INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provisions for income taxes for the three and six months ended June 30, 2021 (Successor) and June 30, 2020 (Predecessor) differ from the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to a full valuation allowance in effect on the Company’s U.S. deferred tax assets (“DTAs”), resulting in no U.S. income tax expense recognized for the periods presented, outside of a $1 million alternative minimum tax refund received during the first quarter of 2020, and an effective U.S. tax rate of 0%.  Additionally, during the second quarter of 2020, $4 million of Canadian deferred tax expense became current.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion, or all, of the Company’s DTAs will not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and projected future taxable income and results of operations.  If the Company concludes that it is more likely than not that some portion, or all, of its DTAs will not be realized, the tax asset is reduced by a valuation allowance.  The Company assesses the appropriateness of its valuation allowance on a quarterly basis.  At June 30, 2021 and December 31, 2020 (Successor), the Company had a full valuation allowance on its DTAs.

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

14.       EARNINGS PER SHARE

The reconciliations between basic and diluted earnings (loss) per share are as follows (in thousands, except per share data):

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Basic and diluted loss per share
Net loss	$(61,489)	$(574,315)
Weighted average shares outstanding, basic and diluted	39,067	91,429
Loss per common share, basic and diluted	$(1.57)	$(6.28)

	Successor	Predecessor
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Basic and diluted loss per share
Net loss	$(62,435)	$(4,202,886)
Weighted average shares outstanding, basic and diluted	38,883	91,409
Loss per common share, basic and diluted	$(1.61)	$(45.98)

Successor

During the Successor Period, the diluted earnings per share calculations exclude the effect of 4,837,376 common shares for Series A Warrants and 2,418,832 common shares for Series B Warrants that were out-of-the-money as of June 30, 2021, as well as 2,121,304 contingently issuable shares related to the settlement of general unsecured claims associated with the Chapter 11 Cases, as all necessary conditions had not been met to be considered dilutive shares as of June 30, 2021.  Further, during the three and six months ended June 30, 2021, the Company had net losses and therefore the diluted earnings per share calculations for those periods exclude the anti-dilutive effect of (i) 345,272 shares of service-based awards and 195,854 shares of market-based awards for the three months ended June 30, 2021 and (ii) 314,524 shares of service-based awards and 202,643 shares of market-based awards for the six months ended June 30, 2021.  Finally, the diluted earnings per share calculations for the three and six months ended June 30, 2021 also exclude 94,950 shares of market-based awards that did not meet the market-based vesting criteria as of June 30, 2021.

Refer to the “Stock-Based Compensation” footnote for more information on the Company’s service-based and market-based awards.

Predecessor

During the three and six months ended June 30, 2020, the Company had net losses and therefore the diluted earnings per share calculations for those periods exclude the anti-dilutive effect of 270,058 and 342,299 shares, respectively, of service-based awards.  In addition, the diluted earnings per share calculations for the three and six months ended June 30, 2020 exclude the effect of 28,505 and 31,805 common shares, respectively, for stock options that were out-of-the-money as of June 30, 2020.

The Company had the option to settle conversions of the Convertible Senior Notes with cash, shares of common stock or any combination thereof.  As the conversion value of the Convertible Senior Notes did not exceed the principal amount of the notes for any time during the Predecessor Period, there was no impact to diluted earnings per share or the related disclosures for the Predecessor periods presented.

15.       COMMITMENTS AND CONTINGENCIES

Chapter 11 Cases—On April 1, 2020, the Debtors filed the Chapter 11 Cases seeking relief under the Bankruptcy Code.  The filing of the Chapter 11 Cases allowed the Company to, upon approval of the Bankruptcy Court, assume, assign or reject certain contractual commitments, including certain executory contracts.  Refer to the “Chapter 11 Emergence” footnote for more information.  Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such contract and, subject to certain exceptions, relieves the Company from performing future obligations under such contract but entitles the counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach.  The claims resolution process is ongoing and certain of these claims remain subject to the jurisdiction of the Bankruptcy Court.  To the extent that these Bankruptcy Court proceedings result in unsecured claims being allowed against the Company, such claims will be satisfied through the issuance of shares of the Successor’s common stock.  As a result, the Company has not established material liabilities in connection with these claims.

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

Arguello Inc. and Freeport-McMoRan Oil & Gas LLC.  WOG had interests in federal oil and gas leases in the Point Arguello Unit located offshore in California.  While those interests have expired, pursuant to certain related agreements (the “Point Arguello Agreements”), WOG may be subject to abandonment and decommissioning obligations.  WOG and Whiting Petroleum Corporation rejected the related contracts pursuant to the Plan.  On October 1, 2020, Arguello Inc. and Freeport-McMoRan Oil & Gas LLC, individually and in its capacity as the designated Point Arguello Unit operator (collectively, the “FMOG Entities”) filed with the Bankruptcy Court an application for allowance of certain administrative claims arguing the FMOG Entities were entitled to recover Whiting’s proportionate share of decommissioning obligations owed to the U.S. government through subrogation to the U.S. government’s economic rights.  The FMOG Entities’ application alleged administrative claims of approximately $25 million for estimated decommissioning costs owed to the U.S. government, at least $60 million of estimated decommissioning costs owed to the FMOG Entities and other insignificant amounts.  On September 14, 2020, the FMOG Entities also filed with the Bankruptcy Court proofs of claim for rejection damages to serve as an alternative course of action in the event that a court should determine that the FMOG Entities do not hold any applicable administrative claims.  The U.S. government may also be able to bring claims against WOG directly for decommissioning costs.  On February 18, 2021, WOG entered into a stipulation and agreed order with the United States Department of the Interior, Bureau of Safety & Environmental Enforcement (“BSEE”) pursuant to which the BSEE withdrew its proofs of claims against Whiting Petroleum Corporation and WOG and acknowledged their respective rights and obligations pursuant to the Plan.  On March 26, 2021, the FMOG Entities withdrew their administrative claim for the recovery of Whiting’s proportionate share of costs incurred after August 31, 2020 to fulfill obligations owed to the U.S. Government on the basis of subrogation to the Government’s economic rights.  The FMOG Entities continue to assert certain other administrative claims and have reserved the right to assert claims for the recovery of Whiting’s share of the decommissioning costs incurred after August 31, 2020 based on the theory of equitable subrogation.  The Bankruptcy Court has not issued a ruling on the damages for rejection of the Point Arguello Agreements.  Although WOG intends to vigorously defend this legal proceeding, if the FMOG Entities were to prevail on certain of their respective claims (including the reserved claims) on the merits or the U.S. government were to bring claims against WOG, Whiting could be liable for claims that must be paid or otherwise satisfied, including through an equity issuance, under and pursuant to the Plan.

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

The Company was involved in litigation related to a payment arrangement with a third party.  In June 2020, the Company and the third party reached a settlement agreement resulting in the Company paying the third party a settlement amount of $14 million.  The Company recorded $3 million of additional litigation settlement expense in general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2020 (Predecessor) upon settling this litigation.  Upon settlement, the Company agreed to indemnify a party involved in the litigation for any further claims resulting from these matters up to $25 million.  This indemnity will terminate on the date on which the statute of limitations for the relevant claims expires.  The Company does not expect to pay additional amounts to this party as a result of this indemnity and thus has not recorded any liability related to the indemnity as of June 30, 2021 (Successor).

16.       SUBSEQUENT EVENTS

Williston Basin Acquisition—On July 19, 2021, the Company entered into a purchase and sale agreement to acquire interests in approximately 8,750 net acres in the Williston Basin, including interests in 76 gross (50.2 net) producing wells, 5 gross (2.3 net) drilled and uncompleted oil and gas wells and undeveloped acreage located in Mountrail County, North Dakota for an aggregate purchase price of $271 million (before closing adjustments).  Upon executing the agreement, the company tendered a $23 million deposit which will be held in escrow until closing of the transaction.  The transaction is anticipated to close in September 2021 and the Company plans to account for the transaction using the acquisition method of accounting.

Denver-Julesburg Basin Divestiture—On July 21, 2021, the Company entered into a purchase and sale agreement for the divestiture of all of its interests in producing assets and undeveloped acreage, including the associated midstream assets, of its Redtail field located in the Denver-Julesburg Basin of Weld County, Colorado for aggregate sales proceeds of $187 million (before closing adjustments).  Additionally during July 2021, the Company executed derivative contracts that will be novated to the purchaser upon closing of the transaction.  As of July 28, 2021, these derivative contracts covered the sale of 321,000 Bbl and 844,500 Bbl of oil and 870,000 MMBtu and 3,125,000 MMBtu of natural gas for the remainder of 2021 and the full year 2022, respectively.  The transaction is anticipated to close in September 2021.

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

Overview

We are an independent oil and gas company engaged in development, production and acquisition activities primarily in the Rocky Mountains region of the United States where we are focused on developing our large resource play in the Williston Basin of North Dakota and Montana.  We are currently focusing our capital programs on drilling and workover opportunities that we believe provide the greatest well-level returns in order to maintain consistent production levels and generate free cash flow, and we are selectively pursuing acquisitions that complement our existing core properties.  During 2021, we are focused on high-return projects in our asset portfolio that will generate significant cash flow from operations.  We continually evaluate our property portfolio and sell properties when we believe that the sales price realized will provide an above average rate of return for the property or when the property no longer matches the profile of properties we desire to own.  Refer to “Recent Developments” below for more information on our recent acquisition and divestiture activity.

Our revenue, profitability, future growth rate and cash flows depend on many factors which are beyond our control, such as oil and gas prices; economic, political and regulatory developments; the financial condition of our industry partners; competition from other sources of energy; and the other items discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2020.  Oil and gas prices historically have been volatile and may fluctuate widely in the future.  The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas prices since the first quarter of 2019:

	2019				2020				2021
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude oil	$54.90	$59.83	$56.45	$56.96	$46.08	$27.85	$40.94	$42.67	$57.80	$66.06
Natural gas	$3.00	$2.58	$2.29	$2.44	$1.88	$1.66	$1.89	$2.51	$2.56	$2.74

Oil prices improved during the first half of 2021 compared to the lows experienced during 2020, when prices were depressed primarily due to the economic effects of the coronavirus pandemic on the demand for oil and natural gas and uncertainty around output restraints on oil production agreed upon by the Organization of Petroleum Exporting Countries (the “OPEC”) and other oil exporting nations.  While oil, NGL and natural gas prices have recovered significantly, uncertainties related to the demand for oil and natural gas products remain as the pandemic continues to impact the world economy and the OPEC continues to negotiate appropriate restraint levels to balance the market.  Lower oil, NGL and natural gas prices decrease our revenues and reduce the amount of oil and natural gas that we can produce economically which decreases our oil and gas reserve quantities.  Substantial and extended declines in oil, NGL and natural gas prices have resulted, and may result, in impairments of our proved oil and gas properties or undeveloped acreage (such as the impairments discussed below under “Results of Operations”) and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to fund planned capital expenditures.  In addition, lower commodity prices may reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of our lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders.  Upon a redetermination, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under our credit agreement.  Alternatively, higher oil prices may result in significant mark-to-market losses being incurred on our commodity-based derivatives (such as the net derivative losses discussed below under “Results of Operations”).

Recent Developments

Williston Basin Acquisition.  On July 19, 2021, we entered into a purchase and sale agreement for the acquisition of approximately 8,750 net acres and 4,200 BOE per day (80% oil) of net daily production in the Williston Basin, including interests in 76 gross (50.2 net) producing wells, 5 gross (2.3 net) drilled and uncompleted oil and gas wells and undeveloped acreage located in Mountrail County, North Dakota for an aggregate purchase price of $271 million (before closing adjustments).  We expect this transaction to close in September 2021.  We intend to finance this acquisition with proceeds from the Denver-Julesburg Basin divestiture discussed below and borrowings under our Credit Agreement.

Denver-Julesburg Basin Divestiture.  On July 21, 2021, we entered into a purchase and sale agreement to divest all of our interests in producing assets with net daily production of approximately 7,100 BOE per day (51% oil) and undeveloped acreage, including the associated midstream assets, of our Redtail field located in the Denver-Julesburg Basin of Weld County, Colorado for aggregate sales proceeds of $187 million (before closing adjustments).  We expect this transaction to close in September 2021.  These properties represent 4% of our estimated proved reserves as of June 30, 2021.  We intend to use the sales proceeds from this divestiture to fund the Williston Basin acquisition discussed above.

Chapter 11 Emergence and Fresh Start Accounting.  On April 1, 2020 (the “Petition Date”), Whiting and certain of its subsidiaries (the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of the Bankruptcy Code.  On June 30, 2020, the Debtors filed the Joint Chapter 11 Plan of Reorganization of Whiting Petroleum Corporation and its Debtor affiliates (as amended, modified and supplemented, the “Plan”).  On August 14, 2020, the Bankruptcy Court confirmed the Plan.  On September 1, 2020, (the “Emergence Date”) the Debtors satisfied all conditions required for Plan effectiveness and emerged from the Chapter 11 Cases.  Beginning on the Emergence Date, we applied fresh start accounting, which resulted in a new basis of accounting and we became a new entity for financial reporting purposes.  As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the consolidated financial statements after September 1, 2020 are not comparable with the consolidated financial statements on or prior to that date and the historical financial statements on or before the Emergence Date are not a reliable indicator of our financial condition and results of operations for any period after the adoption of fresh start accounting.  References to “Successor” refer to Whiting and its financial position and results of operations after the Emergence Date.  References to “Predecessor” refer to Whiting and its financial position and results of operations on or before the Emergence Date.  References to “Successor YTD Period” relate to the six months ended June 30, 2021.  References to “Predecessor YTD Period” relate to the six months ended June 30, 2020.

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

2021 Highlights and Future Considerations

Operational Highlights

North Dakota & Montana – Williston Basin

Our properties in the Williston Basin of North Dakota and Montana target the Bakken and Three Forks formations.  Net production from North Dakota and Montana averaged 85.2 MBOE/d for the second quarter of 2021, which represents a 4% increase from the first quarter of 2021 and is in line with our production exit rate for the fourth quarter of 2020.  Across our acreage in the Williston Basin, we have implemented custom, right-sized completion designs to increase well performance while reducing cost.  We continue to focus on reducing time-on-location and total well cost while maximizing our lateral footage through drilling best practices including utilizing top tier drilling rigs, advanced downhole motor and drill bit technology and our custom drilling fluid system.

During portions of the second quarter of 2021, we had one active completion crew in this area, and we plan to continue with this crew intermittently for the remainder of 2021.  In addition, we resumed drilling in the Williston Basin in February with one rig, and we plan to add a second rig in September 2021.  During the second quarter of 2021, we drilled 9 gross (5.6 net) wells and TIL 9 gross (5.4 net) wells in this area, and as of June 30, 2021, we have 21 gross (15.3 net) drilled uncompleted wells.  Under our current 2021 capital program, we expect to TIL approximately 55 gross (35.4 net) wells in this area during the year.

On July 19, 2021, we entered into a purchase and sale agreement to acquire additional oil and gas properties in the Williston Basin for an aggregate purchase price of $271 million (before closing adjustments).  Refer to “Recent Developments” above for additional details.

Colorado – Denver-Julesburg Basin

Our properties in the Denver-Julesburg Basin in Weld County, Colorado produce from the Niobrara “A,” “B” and “C” zones and the Codell/Fort Hays formations.  Net production from Colorado averaged 7.1 MBOE/d for the second quarter of 2021, representing a 5% decrease from the first quarter of 2021.  As detailed in “Recent Developments” above, on July 21, 2021, we entered into a purchase and sale agreement to divest all properties associated with our Redtail field, including the associated midstream assets, and we expect this transaction to close in September 2021.

Financing Highlights

On the Emergence Date, in connection with our emergence from the Chapter 11 Cases, we repaid all outstanding borrowings and accrued interest on the Predecessor’s credit agreement (the “Predecessor Credit Agreement”) and entered into a reserves-based credit agreement with a syndicate of banks (the “Credit Agreement”).  In April 2021, the borrowing base and aggregate commitments under the Credit Agreement of $750 million were reaffirmed in connection with our semi-annual borrowing base redetermination.  Refer to the “Long-Term Debt” footnote in the notes to the condensed consolidated financial statements for more information.

Dakota Access Pipeline

On March 25, 2020, the U.S. District Court for D.C. (“D.C. District Court”) found that the U.S. Army Corps of Engineers (“Army Corps”) had violated the National Environmental Policy Act when it granted an easement relating to a portion of the Dakota Access Pipeline (“DAPL”) because it had failed to prepare an environmental impact statement (“EIS”).  As a result, in an order issued July 6, 2020, the D.C. District Court vacated the easement and directed that the DAPL be shut down and emptied of oil by August 5, 2020.  After issuing a stay of the order to shut down the pipeline on August 5, 2020, the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), on January 26, 2021, affirmed the D.C. District Court’s decision to vacate the easement and concluded that the D.C. District Court must further consider whether shut down of the DAPL is an appropriate remedy while the Army Corps develops an EIS.  On May 21, 2021, the D.C. District Court ruled that it would not issue an injunction requiring a shutdown of the DAPL and that the DAPL could continue to operate while the Army Corps prepares an EIS.  The D.C. District Court further ruled on June 22, 2021 that the litigation be dismissed and that the plaintiffs could renew their challenge to DAPL upon the Army Corps’ issuance of an EIS.  Barring an appeal by plaintiffs or different discretionary action by the Army Corps, these rulings allow the DAPL’s continued operation unless and until new challenges are made and succeed following issuance of the EIS, which the Army Corps anticipates issuing in the spring of 2022.  The potential disruption of transportation as a result of the DAPL being shut down or the anticipation of the DAPL being shut down could negatively impact our ability to achieve the most favorable prices for our crude oil production, which could have an adverse effect on our business, financial condition, results of operations or cash flows.  To help mitigate the potential impact of an unfavorable outcome, we have coordinated with our midstream partners and downstream markets to source transportation alternatives.

Results of Operations

Successor YTD Period Compared to Predecessor YTD Period

	Successor	Predecessor
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net production
Oil (MMBbl)	9.7	11.8
NGLs (MMBbl)	3.4	3.4
Natural gas (Bcf)	20.9	22.6
Total production (MMBOE)	16.5	19.0
Net sales (in millions) (1)
Oil	$565.1	$323.8
NGLs	55.3	11.3
Natural gas	34.3	1.3
Total oil, NGL and natural gas sales	$654.7	$336.4
Average sales prices
Oil (per Bbl) (1)	$58.37	$27.42
Effect of oil hedges on average price (per Bbl)	(10.91)	3.91
Oil after the effect of hedging (per Bbl)	$47.46	$31.33
Weighted average NYMEX price (per Bbl) (2)	$61.95	$37.25
NGLs (per Bbl) (1)	$16.47	$3.27
Effect of NGL hedges on average price (per Bbl)	(0.26)	-
NGLs after the effect of hedging (per Bbl)	$16.21	$3.27
Natural gas (per Mcf) (1)	$1.64	$0.06
Effect of natural gas hedges on average price (per Mcf)	(0.02)	-
Natural gas after the effect of hedging (per Mcf)	$1.62	$0.06
Weighted average NYMEX price (per MMBtu) (2)	$2.65	$1.77
Costs and expenses (per BOE)
Lease operating expenses	$7.48	$6.61
Transportation, gathering, compression and other	$0.88	$0.95
Production and ad valorem taxes	$3.02	$1.62
Depreciation, depletion and amortization	$6.38	$14.07
General and administrative	$1.35	$3.96
(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue increased $318 million to $655 million when comparing the Successor YTD Period to the Predecessor YTD Period.  Changes in sales revenue between periods are due to changes in production sold and changes in average commodity prices realized (excluding the impacts of hedging).  When comparing the Successor YTD Period to the Predecessor YTD Period, increases in commodity prices realized between periods accounted for a $377 million increase in revenue, which was partially offset by a decrease in total production between periods that accounted for a $59 million decrease in revenue.

Our oil, NGL and gas volumes decreased 18%, 3% and 7%, respectively, between periods.  The volume decreases between periods were primarily driven by normal field production decline as a result of operational decisions to curtail production, reduce drilling and workover activity, defer completions of certain wells and delay placing some of our completed wells online during the majority of 2020 as a result of sustained lower prices and our bankruptcy filing.  This decline was partially offset by production from new wells drilled and completed during the first half of 2021 in the Williston Basin.

Our average price for oil, NGLs and natural gas (before the effects of hedging) increased 113%, 404% and 2,633%, respectively, between periods.  Our average realized price for oil, NGLs and natural gas primarily increased as a result of favorable movements in the NYMEX and Mont Belvieu market indices between periods.  During the first half of 2020, our average realized price for oil was impacted by deficiency payments we made under a physical delivery contract in Colorado due to our inability to meet the minimum volume commitments under this contract.  This contract was terminated in April 2020 and did not continue to negatively impact the price we receive for oil from our Redtail field after that time.  During the Predecessor YTD Period, our total average sales price was $2.05 per Bbl lower as a result of these deficiency payments.  Additionally, our oil average realized price differentials to NYMEX improved between periods as a result of decreased basin-wide utilization of pipeline capacity and lower firm transportation costs, and our natural gas average realized price differentials to NYMEX also improved significantly as a result of stronger regional pricing in the Williston Basin during the Successor YTD Period.

Lease Operating Expenses.  Our lease operating expenses (“LOE”) during the Successor YTD Period were $124 million, a $2 million decrease over the Predecessor YTD Period.  This decrease was primarily due to an $11 million decrease in saltwater disposal costs as well as other ongoing cost reduction initiatives which contributed to an additional $3 million decrease in LOE between periods, partially offset by an $8 million increase in well workover costs associated with increased activity during the Successor YTD Period.

Our lease operating expenses on a BOE basis increased when comparing the Successor YTD Period to the Predecessor YTD Period.  LOE per BOE amounted to $7.48 during the Successor YTD Period, which represents an increase of $0.87 per BOE (or 13%) from the Predecessor YTD Period.  This increase was mainly due to lower overall production volumes between periods, partially offset by the overall decrease in LOE discussed above.

Transportation, Gathering, Compression and Other.  Our transportation, gathering, compression and other (“TGC”) expenses during the Successor YTD Period were $14 million, a $4 million decrease over the Predecessor YTD Period.  This decrease mainly relates to lower production volumes between periods and decreased rates negotiated with midstream partners as a result of the Chapter 11 Cases.

TGC per BOE also decreased when comparing the Successor YTD Period to the Predecessor YTD Period.  TGC per BOE amounted to $0.88 per BOE, which represents a decrease of $0.07 per BOE (or 7%) from the Predecessor YTD Period.  This decrease was primarily due to the decreased rates negotiated with midstream partners discussed above.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes during the Successor YTD Period were $50 million, a $19 million increase over the Predecessor YTD Period, which was primarily due to higher sales revenue between periods.  Our production taxes, however, are generally calculated as a percentage of net oil, NGL and natural gas sales revenue before the effects of hedging, and this percentage on a company-wide basis was 7.2% and 8.7% for the Successor YTD Period and the Predecessor YTD Period, respectively.  Our production tax rate for the Successor YTD Period was lower than the rate for the Predecessor YTD Period as certain production taxes levied on natural gas are volume-based and did not increase with the increase in realized prices.  Additionally, we recognized Colorado severance tax refunds during the Successor YTD period.

Depreciation, Depletion and Amortization.  The components of our depletion, depreciation and amortization (“DD&A”) expense were as follows (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Depletion	$98,232	$258,894
Accretion of asset retirement obligations	4,412	6,107
Depreciation	2,703	2,516
Total	$105,347	$267,517

DD&A decreased between the Successor YTD Period and the Predecessor YTD Period primarily due to $161 million in lower depletion expense, consisting of a $146 million decrease related to a lower depletion rate between periods and a $15 million decrease related to lower overall production volumes during the Successor YTD Period.  On a BOE basis, our overall DD&A rate of $6.38 per BOE for the Successor YTD Period was 55% lower than the rate of $14.07 per BOE for the Predecessor YTD Period.  The primary factors contributing to this lower DD&A rate were impairment write-downs on proved oil and gas properties in the Williston Basin recognized in the first and second quarters of 2020 and the application of fresh start accounting upon emergence from the Chapter 11 Cases, under which we adjusted the value of our oil and gas properties down to their fair values on the Emergence Date.  Refer to the “Fresh Start Accounting” footnote in the notes to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the period ending December 31, 2020 for more information.  Also contributing to the lower DD&A rate in the Successor YTD Period were upward reserve revisions to proved reserves, which were largely driven by higher commodity prices during the first half of 2021.

Exploration and Impairment Costs.  The components of our exploration and impairment expense were as follows (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Impairment	$2,691	$4,154,369
Exploration	1,978	20,244
Total	$4,669	$4,174,613

Impairment expense for the Successor YTD Period primarily relates to the amortization of leasehold costs associated with individually insignificant unproved properties.  Impairment expense for the Predecessor YTD Period primarily related to (i) $4 billion in non-cash impairment charges for the partial write-down of proved oil and gas properties across our Williston Basin resource play due to a reduction in reserves driven by depressed oil prices and a resultant decline in future development plans for those properties at the time and (ii) $12 million in impairment write-downs of undeveloped acreage costs for leases where we no longer had plans to drill.

Exploration costs decreased $18 million during the Successor YTD Period compared to the Predecessor YTD Period primarily due to (i) $12 million of lower deficiency fees paid under our produced water disposal agreement at our Redtail field, which contract was rejected through the Chapter 11 Cases and (ii) $5 million of lower geology-related general and administrative expenses due to a company restructuring in September 2020.

General and Administrative Expenses.  We report general and administrative (“G&A”) expenses net of third-party reimbursements and internal allocations.  The components of our G&A expenses were as follows (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
General and administrative expenses, other (1)	$54,098	$108,371
Stock-based compensation, non-cash	4,764	3,401
Reimbursements and allocations	(36,576)	(36,469)
General and administrative expenses, net (GAAP)	22,286	75,303
Less: Significant cost drivers (2)	-	(26,884)
Non-GAAP general and administrative expenses less significant cost drivers (3)	$22,286	$48,419
(1)	General and administrative expenses, other excludes non-cash stock-based compensation expense and reimbursements and allocations. We believe general and administrative expenses, other provides useful information to compare our expenses between periods without the impact of the aforementioned items.
(2)	Includes cash retention incentives for Predecessor executives and directors, third-party advisory and legal fees related to the Chapter 11 Cases and charges related to a litigation settlement discussed below.
(3)	We believe non-GAAP general and administrative expenses less significant cost drivers is a useful measure for investors to understand our general and administrative expenses incurred on a recurring basis. We further believe investors may utilize this non-GAAP measure to estimate future general and administrative expenses. However, this non-GAAP measure is not a substitute for general and administrative expenses, net (GAAP), and there can be no assurance that any of the significant cost drivers excluded from such metric will not be incurred again in the future.

G&A expenses, other during the Successor YTD Period decreased $54 million compared to the Predecessor YTD Period primarily due to $27 million of significant cost drivers incurred during the Predecessor YTD Period, including (i) $16 million in cash retention incentives paid to executives and directors, (ii) $8 million of third party advisory and legal fees incurred to prepare for the Chapter 11 Cases and (iii) $3 million of additional costs related to a legal settlement.  In addition, compensation costs decreased by $18 million as a result of a company restructuring completed in the third quarter of 2020.

G&A expense per BOE amounted to $1.35 during the Successor YTD Period, which represents a decrease of $2.61 per BOE (or 66%) from the Predecessor YTD Period.  This decrease was mainly due to the overall decrease in G&A discussed above partially offset by lower overall production volumes between periods.  G&A expense per BOE excluding significant cost drivers was $2.55 per BOE during the Predecessor YTD Period.

Derivative (Gain) Loss, Net.  Our commodity derivative contracts are marked to market each quarter with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in us making or receiving a payment to or from the counterparty.  Derivative (gain) loss, net, amounted to a loss of $402 million and a gain of $225 million for the Successor YTD Period and the Predecessor YTD Period, respectively.  These gains and losses relate to our collar, swap, basis swap and differential swap commodity derivative contracts and resulted from the upward and downward shifts, respectively, in the futures curve of forecasted commodity prices for crude oil, natural gas and NGLs during those periods.

For more information on our outstanding derivatives refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements.

Gain on Sale of Properties.  During the Successor YTD period, a series of non-core producing oil and gas properties were divested for aggregate sales proceeds of $6.4 million (before closing adjustments).  As a result of one of these divestitures, our asset retirement obligation liability decreased by $10 million and we recognized a corresponding gain on sale of $10 million.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Credit agreements	$6,911	$16,496
Amortization of debt issue costs, discounts and premiums	1,773	9,786
Other	400	553
Notes	-	34,840
Total	$9,084	$61,675

The decrease in interest expense of $53 million during the Successor YTD Period compared to the Predecessor YTD Period was primarily attributable to lower interest costs incurred on our notes and our credit agreements and lower amortization of debt issue costs, discounts and premiums.  Upon the filing of the Chapter 11 Cases on April 1, 2020, we discontinued accruing interest on our notes, which resulted in a $35 million decrease in note interest expense between periods.  In addition, the remaining unamortized debt issuance costs and premiums associated with these notes were written off on the Petition Date, resulting in an $8 million decrease in amortization expense between periods.  Upon emergence from the Chapter 11 Cases, all outstanding obligations under our notes were cancelled in exchange for shares of Successor common stock.  Refer to the “Chapter 11 Emergence” and “Long-Term Debt” footnotes in the notes to the condensed consolidated financial statements for more information.

The decrease in interest expense incurred on our credit agreements of $10 million resulted from lower borrowings outstanding between periods.  Our weighted average borrowings outstanding under the Credit Agreement during the Successor YTD Period were $268 million compared to $710 million weighted average borrowings outstanding under the Predecessor Credit Agreement during the Predecessor YTD Period.

Our weighted average debt outstanding during the Successor YTD Period, consisting solely of borrowings under the Credit Agreement, was $268 million, with a weighted average cash interest rate of 5.2%.  Our weighted average debt outstanding during the Predecessor YTD Period, consisting of the notes and borrowings outstanding on the Predecessor Credit Agreement, was $3.1 billion, with a weighted average cash interest rate of 3.3%.

Gain on Extinguishment of Debt.  During the Predecessor YTD Period, we paid $53 million to repurchase $73 million aggregate principal amount of our Convertible Senior Notes and recognized a $23 million gain on extinguishment of debt.  Refer to the “Long-Term Debt” footnote in the notes to condensed consolidated financial statements for more information on this repurchase.  Additionally, in March 2020, the holders of $3 million aggregate principal amount of our Convertible Senior Notes elected to convert.  Upon conversion, such holders of the converted Convertible Senior Notes were entitled to receive an insignificant cash payment on April 1, 2020, which we did not pay in conjunction with the filing of the Chapter 11 Cases.  As a result of such conversion we recognized a $3 million gain on extinguishment of debt during the Predecessor YTD Period.

Reorganization Items, Net. During the Predecessor YTD Period, we recognized $42 million of reorganization costs related to the Chapter 11 Cases, consisting of professional fees and the write-off of debt issuance costs and premiums.  Refer to the “Chapter 11 Emergence” footnote in the notes to the condensed consolidated financial statements for more information on amounts recorded to reorganization items, net.

Income Tax Expense (Benefit).  As a result of the full valuation allowance on our U.S. deferred tax assets (“DTAs”) as of June 30, 2021 (Successor) and June 30, 2020 (Predecessor), we did not recognize any U.S. income tax expense or benefit during the periods presented, outside of a $1 million alternative minimum tax refund received during the Predecessor YTD period.  This resulted in overall U.S. effective tax rates of 0% for both periods.  During the Predecessor YTD Period, we reclassified $4 million of Canadian deferred tax expense to current.

Three Months Ended June 30, 2021 Compared to Three Months Ended March 31, 2021

	Successor
	Three Months Ended
	June 30,	March 31,
	2021	2021
Net production
Oil (MMBbl)	4.9	4.8
NGLs (MMBbl)	1.8	1.6
Natural gas (Bcf)	10.7	10.2
Total production (MMBOE)	8.4	8.1
Net sales (in millions) (1)
Oil	$308.4	$256.7
NGLs	28.3	27.0
Natural gas	13.3	21.0
Total oil, NGL and natural gas sales	$350.0	$304.7
Average sales prices
Oil (per Bbl) (1)	$63.46	$53.24
Effect of oil hedges on average price (per Bbl)	(13.64)	(8.16)
Oil after the effect of hedging (per Bbl)	$49.82	$45.08
Weighted average NYMEX price (per Bbl) (2)	$66.03	$57.83
NGLs (per Bbl) (1)	$15.76	$17.28
Effect of NGL hedges on average price (per Bbl)	(0.47)	-
NGLs after the effect of hedging (per Bbl)	$15.29	$17.28
Natural gas (per Mcf) (1)	$1.25	$2.05
Effect of natural gas hedges on average price (per Mcf)	(0.04)	0.01
Natural gas after the effects of hedging (per Mcf)	$1.21	$2.06
Weighted average NYMEX price (per MMBtu) (2)	$2.74	$2.56
Costs and expenses (per BOE)
Lease operating expenses	$7.61	$7.34
Transportation, gathering, compression and other	$0.88	$0.87
Production and ad valorem taxes	$3.04	$2.99
Depreciation, depletion and amortization	$6.12	$6.64
General and administrative	$1.42	$1.27
(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue increased $45 million to $350 million when comparing the second quarter of 2021 to the first quarter of 2021.  Changes in sales revenue between periods are due to changes in production sold and changes in average commodity prices realized (excluding the impacts of hedging).  When comparing the second quarter of 2021 to the first quarter of 2021, increases in commodity prices realized between periods accounted for a $38 million increase in revenue and increases in total production between periods accounted for a $7 million increase in revenue.

Our oil, NGL and gas volumes increased 1%, 15% and 4%, respectively, between periods.  The overall volume increase between periods was primarily driven by production from new wells drilled and completed during the first half of 2021 in the Williston Basin and increased workover activity, partially offset by normal field production decline.

Our average price for oil (before the effects of hedging) increased 19% between periods, and our average price for natural gas and NGLs decreased 39% and 9%, respectively.  Our average sales price realized for oil primarily increased as a result of favorable movements in the NYMEX market index between periods.  Our average sales price realized for natural gas decreased as a result of unusually strong regional pricing in the Williston Basin during the first quarter of 2021 that was not repeated in the second quarter of 2021.

Lease Operating Expenses.  Our LOE during the second quarter of 2021 were $64 million, a $5 million increase over the first quarter of 2021.  This increase between periods was primarily due to an increase in well workover costs and certain variable expenses associated with increased activity and production during the second quarter of 2021.

Our lease operating expenses on a BOE basis also increased when comparing the second quarter of 2021 to the first quarter of 2021.  LOE per BOE amounted to $7.61 during the second quarter of 2021, which represents an increase of $0.27 per BOE (or 4%) from the first quarter of 2021.  This increase was mainly due to the overall increase in LOE discussed above.

Transportation, Gathering, Compression and Other.  Our TGC expenses during the second quarter of 2021 were $7 million, which is consistent with TGC expenses incurred during the first quarter of 2021.

TGC per BOE increased slightly when comparing the second quarter of 2021 to the first quarter of 2021.  TGC per BOE amounted to $0.88 per BOE during the second quarter of 2021, which represents an increase of $0.01 per BOE (or 1%) from the first quarter of 2021.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes during the second quarter of 2021 totaled $26 million, a $2 million increase over the first quarter of 2021, which was primarily due to higher sales revenue between periods, partially offset by Colorado severance tax refunds recognized during the second quarter of 2021.  Our production taxes, however, are generally calculated as a percentage of net oil, NGL and natural gas sales revenue before the effects of hedging, and this percentage on a company-wide basis was 6.9% and 7.6% for the second quarter of 2021 and the first quarter of 2021, respectively.  Our production tax rate for the second quarter of 2021 was lower than the rate for the first quarter of 2021 primarily due to the Colorado severance tax refunds recognized during the period.

Depreciation, Depletion and Amortization.  The components of our DD&A expense were as follows (in thousands):

	Successor
	Three Months Ended
	June 30,	March 31,
	2021	2021
Depletion	$48,081	$50,150
Accretion of asset retirement obligations	2,190	2,222
Depreciation	1,347	1,357
Total	$51,618	$53,729

DD&A decreased between the second quarter of 2021 and the first quarter of 2021 primarily due to $2 million in lower depletion expense due to a lower depletion rate between periods.  On a BOE basis, our overall DD&A rate of $6.12 per BOE for the second quarter of 2021 was 8% lower than the rate of $6.64 per BOE for the first quarter of 2021.  The primary factor contributing to this lower DD&A rate was upward revisions to proved reserves during the second quarter of 2021, which were largely driven by higher commodity prices.

Exploration and Impairment Costs.  The components of our exploration and impairment expense were as follows (in thousands):

	Successor
	Three Months Ended
	June 30,	March 31,
	2021	2021
Impairment	$1,250	$1,441
Exploration	797	1,181
Total	$2,047	$2,622

Impairment expense for the first and second quarters of 2021 primarily related to the amortization of leasehold costs associated with individually insignificant unproved properties.

General and Administrative Expenses.  We report G&A expenses net of third-party reimbursements and internal allocations.  The components of our G&A expenses were as follows (in thousands):

	Successor
	Three Months Ended
	June 30,	March 31,
	2021	2021
General and administrative expenses, other (1)	$27,197	$26,901
Stock-based compensation, non-cash	2,455	2,309
Reimbursements and allocations	(17,657)	(18,919)
General and administrative expenses, net (GAAP)	$11,995	$10,291
(1)	General and administrative expenses, other excludes non-cash stock-based compensation expense and reimbursements and allocations. We believe general and administrative expenses, other provides useful information to compare our expenses between periods without the impact of the aforementioned items.

G&A expenses, other were consistent between periods.  G&A expense per BOE amounted to $1.42 per BOE during the second quarter of 2021, which represents an increase of $0.15 per BOE (or 12%) from the first quarter of 2021.  This increase was mainly due to the decrease in reimbursements and allocations between periods resulting from lower employee benefit costs associated with field workers on Whiting-operated properties.

Derivative Loss, Net.  Our commodity derivative contracts are marked to market each quarter with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in us making or receiving a payment to or from the counterparty.  Derivative (gain) loss, net, amounted to losses of $255 million and $147 million for the three months ended June 30, 2021 and March 31, 2021, respectively.  These losses relate to our collar, swap, differential swap and basis swap commodity derivative contracts and resulted from the upward shift in the futures curve of forecasted commodity prices for crude oil, natural gas and NGLs during the respective periods.

For more information on our outstanding derivatives refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements.

(Gain) Loss on Sale of Properties.  During the second quarter of 2021, a series of non-core producing oil and gas properties were divested for aggregate sales proceeds of $6.4 million (before closing adjustments).  As a result of one of these divestitures, our asset retirement obligation liability decreased by $10 million and we recognized a corresponding gain on sale of $10 million.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Successor
	Three Months Ended
	June 30,	March 31,
	2021	2021
Credit agreement	$2,974	$3,936
Amortization of debt issue costs	887	887
Other	120	280
Total	$3,981	$5,103

The decrease in interest expense between periods is primarily due to a decrease in interest incurred on the Credit Agreement as a result of lower average outstanding borrowings during the second quarter of 2021.  Our weighted average borrowings outstanding under the Credit Agreement during the second quarter of 2021 were $214 million, with a weighted average cash interest rate of 5.6%.  Our weighted average borrowings outstanding during the first quarter of 2021 were $324 million, with a weighted average cash interest rate of 4.9%.

Income Tax Benefit.  As a result of the full valuation allowance on our DTAs as of June 30, 2021 and March 31, 2021, no income tax expense or benefit was recognized during the second quarter of 2021 or the first quarter of 2021.  This resulted in overall effective tax rates of 0% for both periods.

Liquidity and Capital Resources

Overview.  At June 30, 2021, we had $17 million of unrestricted cash on hand, $115 million of long-term debt and $1.2 billion of shareholders’ equity, while at December 31, 2020, we had $26 million of unrestricted cash on hand, $360 million of long-term debt and $1.2 billion of equity.  We expect that our liquidity going forward will be primarily derived from cash flows from operating activities, cash on hand and availability under the Credit Agreement and that these sources of liquidity will be sufficient to provide us the ability to fund our material cash requirements, as described below, as well as our operating and development activities and planned capital programs.  We may need to fund acquisitions or pursuits of business opportunities that support our strategy through additional borrowings or the issuance of common stock or other forms of equity.

Cash Flows.  During the Successor YTD Period, we generated $336 million of cash from operating activities, an increase of $269 million from the Predecessor YTD Period.  Cash provided by operating activities increased between periods primarily due to higher realized sales prices, as well as lower cash G&A, cash interest expense and exploration expenses.  These positive factors were partially offset by an increase in cash settlements paid on our commodity derivative contracts and higher production taxes between periods.  Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on increases and decreases in certain expenses between periods.  During the Successor YTD Period, cash flows from operating activities and proceeds from the sale of properties were used for the net repayment of $245 million of outstanding borrowings under the Credit Agreement and $103 million of drilling and development expenditures.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility, which we partially mitigate through the use of commodity derivative contracts.  As of July 28, 2021, we had crude oil derivative contracts (consisting of collars, swaps and differential swaps) covering the sale of 37,000 Bbl, 28,000 Bbl and 18,000 Bbl of oil per day for the remainder of 2021, the full year 2022 and the first six months of 2023, respectively.  As of July 28, 2021, we had natural gas derivative contracts (consisting of collars, swaps and basis swaps) covering the sale of 99,000 MMBtu, 53,000 MMBtu and 54,000 MMBtu of natural gas per day through the remainder of 2021, the full year 2022 and the first six months of 2023, respectively.  As of July 28, 2021, we had NGL derivative contracts (consisting of swaps) covering the sale of 105,000 gallons and 42,000 gallons of NGLs per day for the remainder of 2021 and first quarter of 2022, respectively.  For more information on our outstanding derivatives refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements.

Material Cash Requirements.  Our material short-term cash requirements include payments under our short-term lease agreements, recurring payroll and benefits obligations for our employees, capital and operating expenditures and other working capital needs.  Working capital, defined as total current assets less total current liabilities, fluctuates depending on commodity pricing and effective management of payables to our vendors and receivables from our purchasers and working interest partners.  As commodity prices improve, our working capital requirements may increase as we spend additional capital, increase production and pay larger settlements on our outstanding commodity derivative contracts.  Additionally, as discussed in “Recent Developments” above, on July 19, 2021 we entered into a purchase and sale agreement that results in a material short-term cash commitment of $271 million, subject to normal closing adjustments.

Our long-term material cash requirements from currently known obligations include repayment of outstanding borrowings and interest payment obligations under our Credit Agreement, settlements on our outstanding commodity derivative contracts, future obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, operating and finance lease obligations and contracts to transport a minimum volume of crude oil and natural gas within specified time frames.  The following table summarizes our estimated material cash requirements for known obligations as of June 30, 2021.  This table does not include repayments of outstanding borrowings on our Credit Agreement, or the associated interest payments, as the timing and amount of borrowings and repayments cannot be forecasted with certainty and are based on working capital requirements, commodity prices and acquisition and divestiture activity, among other factors.  As of June 30, 2021, our outstanding borrowings under our Credit Agreement were $115 million, with a weighted average interest rate on the outstanding principal balance of 4.1%.  Refer to “Credit Agreement” below as well as the “Long-Term Debt” footnote in the notes to the condensed consolidated financial statements for more information.  This table also does not include amounts payable under obligations where we cannot forecast with certainty the amount and timing of such payments, including any amounts we may be obligated to pay under our derivative contracts, as such payments are dependent on commodity prices in effect at the time of settlement.  Refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements for further information on these contracts and their fair values as of June 30, 2021, which fair values represent the cash settlement amount required to terminate such instruments based on forward price curves for commodities as of that date.

	Payments due by period
	(in thousands)
		Less than 1			More than 5
Material Cash Requirements	Total	year	1-3 years	3-5 years	years
Asset retirement obligations (1)	$99,523	$6,247	35,876	$12,621	$44,779
Operating leases (2)	22,526	3,215	6,601	4,325	8,385
Finance leases (2)	16,765	5,058	7,714	3,993	-
Pipeline transportation agreements (3)	8,523	4,693	3,830	-	-
Total	$147,337	$19,213	$54,021	$20,939	$53,164
(1)	Asset retirement obligations represent the present value of estimated amounts expected to be incurred in the future to plug and abandon oil and gas wells, remediate oil and gas properties and dismantle their related plants and facilities.
(2)	We have operating and finance leases for corporate and field offices, pipeline and midstream facilities and automobiles. The obligations reported above represent our minimum financial commitments pursuant to the terms of these contracts, however our actual expenditures under these contracts may exceed the minimum commitments presented above. Refer to the “Leases” footnote in the notes to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020 for more information on these leases.
(3)	Our pipeline transportation agreements consist of contracts through 2024 with various third parties to facilitate the delivery of our produced oil, gas and NGLs to market. These contracts require either fixed monthly reservation fees or commitments to deliver minimum volumes at fixed rates in exchange for dedicated pipeline capacity. If minimum volume commitments are not met, we are required to pay any deficiencies at the prices stipulated in the contracts. The obligations reported above represent our minimum financial commitments pursuant to the terms of these contracts, however, our actual expenditures under these contracts may exceed the minimum commitments presented above.

Exploration and Development Expenditures.  During the six months ended June 30, 2021 and 2020, we incurred accrual basis exploration and development (“E&D”) expenditures of $114 million and $179 million, respectively.  Of these expenditures, 98% and 95%, respectively, were incurred in our large resource play in the Williston Basin of North Dakota and Montana, where we have focused our current development.  Capital expenditures reported in the condensed consolidated statements of cash flows are calculated on a cash basis, which differs from the accrual basis used to calculate the incurred capital expenditures as detailed in the table below:

	Successor	Predecessor
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Capital expenditures, accrual basis	$114,070	$178,596
Decrease (increase) in accrued capital expenditures	(10,691)	45,309
Capital expenditures, cash basis	$103,379	$223,905

We continually evaluate our capital needs and compare them to our capital resources.  Our 2021 E&D budget is a range of $240 million to $252 million, which we expect to fund with net cash provided by operating activities and cash on hand, and represents a slight increase from the E&D expenditures incurred during 2020.  Our level of E&D expenditures is largely discretionary, although a portion of our E&D expenditures are for non-operated properties where we have limited control over the timing and amount of such expenditures, and the amount of funds we devote to any particular activity may increase or decrease depending on commodity prices, cash flows, available opportunities and development results, among other factors.  We believe that we have sufficient liquidity and capital resources to execute our development plan over the next 12 months.  With our expected cash flow streams, commodity price hedging strategies, current liquidity levels (primarily consisting of availability under the Credit Agreement) and flexibility to modify future capital expenditure programs, we expect to fund all planned capital programs, comply with our debt covenants and meet other obligations that may arise from our oil and gas operations.

Credit Agreement.  Whiting Petroleum Corporation, as parent guarantor, and Whiting Oil and Gas, as borrower, have a reserves-based credit facility, with a syndicate of banks that had a borrowing base and aggregate commitments of $750 million as of June 30, 2021.  As of June 30, 2021, we had $633 million of available borrowing capacity under the Credit Agreement, which was net of $115 million of borrowings outstanding and $2 million in letters of credit outstanding.

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

A portion of the borrowing base in an aggregate amount not to exceed $50 million may be used to issue letters of credit for the account of Whiting Oil and Gas or our other designated subsidiaries.  As of June 30, 2021, $48 million was available for additional letters of credit under the Credit Agreement.

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

The Credit Agreement contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of our lenders.  Except for limited exceptions, the Credit Agreement also restricts our ability to make any dividend payments or distributions on our common stock prior to September 1, 2021, and thereafter only to the extent that we have distributable free cash flow and (i) have at least 20% of available borrowing capacity, (ii) have a consolidated net leverage ratio of less than or equal to 2.0 to 1.0, (iii) do not have a borrowing base deficiency and (iv) are not in default under the Credit Agreement.  These restrictions apply to all of our restricted subsidiaries and are calculated in accordance with definitions contained in the Credit Agreement.  The Credit Agreement requires us, as of the last day of any quarter, to maintain commodity hedges covering a minimum of 65% of our projected production for the succeeding twelve months, and 35% of our projected production for the next succeeding twelve months, both as reflected in our reserves report most recently provided to the lenders under the Credit Agreement.  We are also limited to hedging a maximum of 85% of our production from proved reserves.  The Credit Agreement requires us to maintain the following ratios: (i) a consolidated current assets to consolidated current liabilities ratio of not less than 1.0 to 1.0 and (ii) a total debt to last four quarters’ EBITDAX ratio of not greater than 3.5 to 1.0.

For further information on the loan security related to the Credit Agreement, refer to the “Long-Term Debt” footnote in the notes to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Information regarding critical accounting policies and estimates is contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  No material updates were made to such critical accounting policies and estimates during the six months ended June 30, 2021.

Forward-Looking Statements

This report contains statements that we believe to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements other than historical facts, including, without limitation, statements regarding our future financial position, business strategy, cash flows, acquisitions and divestitures, returns, costs and capital expenditures, and plans and objectives of management for future operations, are forward-looking statements.  When used in this report, words such as we “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe” or “should” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements.  Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements.

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

We periodically enter into derivative contracts to achieve a more predictable cash flow by reducing our exposure to oil, NGL and natural gas price volatility.  Our derivative contracts have traditionally been costless collars, swaps, basis swaps and differential swaps, although we evaluate and have entered into other forms of derivative instruments as well.  Currently, we do not apply hedge accounting, and therefore all changes in commodity derivative fair values are recorded immediately to earnings.

Crude Oil, Natural Gas and NGL Collars, Swaps and Basis and Differential Swaps.  Our hedging portfolio currently consists of crude oil, natural gas and NGL collars and swaps, as well as crude oil differential swaps and natural gas basis swaps.  Refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements for a description and list of our outstanding derivative contracts at June 30, 2021.

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

The fair value of our oil derivative positions at June 30, 2021 was a net liability of $325 million.  A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of June 30, 2021 would cause an increase of $123 million or a decrease of $115 million, respectively, in this fair value liability.  The fair value of our natural gas derivative positions was a net liability of $23 million.  A hypothetical upward or downward shift of 10% per MMBtu in the NYMEX forward curve for natural gas as of June 30, 2021 would cause an increase of $8 million or a decrease of $12 million, respectively, in this fair value liability.  The fair value of our NGL contracts was a net liability of $7 million.  A hypothetical upward or downward shift of 10% per Bbl in the Mont Belvieu forward curve for propane as of June 30, 2021 would cause an increase or decrease, respectively, of $2 million in this fair value liability.

While these collars, fixed-price swaps, basis swaps and differential swaps are designed to decrease our exposure to downward price movements, they also have the effect of limiting the benefit of (i) price increases above the ceiling with respect to the collars, (ii) upward price movements generally with respect to the fixed-price swaps and (iii) decreasing floating market differentials relative to NYMEX with respect to the basis swaps and differential swaps.

Interest Rate Risk

Market risk is estimated as the change in fair value resulting from a hypothetical 100 basis point change in the interest rate on the outstanding balance under the Credit Agreement.  The Credit Agreement allows us to fix the interest rate for all or a portion of the principal balance for a period up to one month.  To the extent that the interest rate is fixed, interest rate changes affect the instrument’s fair market value but do not impact results of operations or cash flows.  Conversely, for the portion of the Credit Agreement that has a floating interest rate, interest rate changes will not affect the fair market value but will impact future results of operations and cash flows.  At June 30, 2021, our outstanding principal balance under the Credit Agreement was $115 million, and the weighted average interest rate on the outstanding principal balance was 4.1%.  At June 30, 2021, the carrying amount approximated fair market value.  Assuming a constant debt level of $115 million, the cash flow impact resulting from a 100 basis point change in interest rates during periods when the interest rate is not fixed would be $1 million over a 12-month time period.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2021.  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

The information contained in the “Commitments and Contingencies” footnote in the notes to the condensed consolidated financial statements under the headings “Chapter 11 Cases” and “Litigation” are incorporated herein by reference.

Item 1A.  Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  No material change to such risk factors has occurred during the six months ended June 30, 2021.

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

(10.1)

First Amendment to Credit Agreement, dated as of June 7, 2021, among Whiting Oil and Gas Corporation as Borrower, its Parent Guarantor Whiting Petroleum Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent and the lenders signatory thereto.

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

(101)

The following materials from Whiting Petroleum Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity and (v) Notes to Condensed Consolidated Financial Statements.  The instance document does not appear in the interactive data file because its XBRL tags are embedded within the iXBRL document.

(104)

Cover Page Interactive Data File (formatted as Inline XBRL) – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the iXBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of August, 2021.

WHITING PETROLEUM CORPORATION

By	/s/ Lynn A. Peterson
Lynn A. Peterson
President and Chief Executive Officer

By	/s/ James P. Henderson
James P. Henderson
Executive Vice President Finance and Chief Financial Officer

By	/s/ Sirikka R. Lohoefener
Sirikka R. Lohoefener
Vice President, Accounting and Controller