Form 10-Q
period 2021-09-30
WHITING PETROLEUM CORP
filed 2021-11-03
CIK 1255474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☒    No  ☐

Number of shares of the registrant’s common stock outstanding at November 1, 2021: 39,133,637 shares.

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

“two-way collar” An option position where the proceeds from the sale of a call option at its inception fund the purchase of a put option at its inception.

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

PART I – FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	Successor
	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$12,909	$28,367
Accounts receivable trade, net	217,698	142,830
Prepaid expenses and other	14,325	19,224
Total current assets	244,932	190,421
Property and equipment:
Oil and gas properties, successful efforts method	2,166,379	1,812,601
Other property and equipment	45,671	74,064
Total property and equipment	2,212,050	1,886,665
Less accumulated depreciation, depletion and amortization	(203,628)	(73,869)
Total property and equipment, net	2,008,422	1,812,796
Other long-term assets	37,883	40,723
TOTAL ASSETS	$2,291,237	$2,043,940
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable trade	$57,518	$23,697
Revenues and royalties payable	193,474	151,196
Accrued capital expenditures	38,255	20,155
Accrued liabilities and other	35,572	42,007
Accrued lease operating expenses	22,730	23,457
Taxes payable	16,744	11,997
Derivative liabilities	299,602	49,485
Total current liabilities	663,895	321,994
Long-term debt	72,000	360,000
Asset retirement obligations	85,120	91,864
Operating lease obligations	15,550	17,415
Long-term derivative liabilities	83,355	9,750
Other long-term liabilities	2,159	14,113
Total liabilities	922,079	815,136
Commitments and contingencies
Equity:
Successor common stock, $0.001 par value, 500,000,000 shares authorized; 39,127,389 issued and outstanding as of September 30, 2021 and 38,051,125 issued and outstanding as of December 31, 2020	39	38
Additional paid-in capital	1,194,319	1,189,693
Accumulated earnings	174,800	39,073
Total equity	1,369,158	1,228,804
TOTAL LIABILITIES AND EQUITY	$2,291,237	$2,043,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Successor		Predecessor
	Three Months Ended September 30, 2021	One Month Ended September 30, 2020	Two Months Ended August 31, 2020
OPERATING REVENUES
Oil, NGL and natural gas sales	$394,333	$61,084	$122,558
Purchased gas sales	6,704	-	-
Total operating revenues	401,037	61,084	122,558
OPERATING EXPENSES
Lease operating expenses	56,562	18,526	32,646
Transportation, gathering, compression and other	8,835	1,980	4,259
Purchased gas expense	5,496	-	-
Production and ad valorem taxes	28,712	5,908	10,362
Depreciation, depletion and amortization	51,927	20,110	71,240
Exploration and impairment	3,446	4,207	10,217
General and administrative	11,961	10,345	16,513
Derivative (gain) loss, net	122,559	(30,594)	43,125
(Gain) loss on sale of properties	(90,194)	395	1,280
Amortization of deferred gain on sale	-	-	(1,171)
Total operating expenses	199,304	30,877	188,471
INCOME (LOSS) FROM OPERATIONS	201,733	30,207	(65,913)
OTHER INCOME (EXPENSE)
Interest expense	(3,871)	(2,128)	(11,379)
Other income	300	6	139
Reorganization items, net	-	-	259,232
Total other income (expense)	(3,571)	(2,122)	247,992
INCOME BEFORE INCOME TAXES	198,162	28,085	182,079
INCOME TAX EXPENSE (BENEFIT)
Current	-	2,316	-
Deferred	-	(14,501)	(55,346)
Total income tax benefit	-	(12,185)	(55,346)
NET INCOME	$198,162	$40,270	$237,425
INCOME PER COMMON SHARE
Basic	$5.07	$1.06	$2.60
Diluted	$5.00	$1.06	$2.60
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	39,121	38,051	91,464
Diluted	39,622	38,051	91,464

			(Continued)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Successor		Predecessor
	Nine Months Ended September 30, 2021	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020
OPERATING REVENUES
Oil, NGL and natural gas sales	$1,048,995	$61,084	$459,004
Purchased gas sales	11,079	-	-
Total operating revenues	1,060,074	61,084	459,004
OPERATING EXPENSES
Lease operating expenses	180,083	18,526	158,228
Transportation, gathering, compression and other	23,306	1,980	22,266
Purchased gas expense	8,576	-	-
Production and ad valorem taxes	78,531	5,908	41,204
Depreciation, depletion and amortization	157,274	20,110	338,757
Exploration and impairment	8,115	4,207	4,184,830
General and administrative	34,247	10,345	91,816
Derivative (gain) loss, net	524,661	(30,594)	(181,614)
(Gain) loss on sale of properties	(100,304)	395	927
Amortization of deferred gain on sale	-	-	(5,116)
Total operating expenses	914,489	30,877	4,651,298
INCOME (LOSS) FROM OPERATIONS	145,585	30,207	(4,192,294)
OTHER INCOME (EXPENSE)
Interest expense	(12,955)	(2,128)	(73,054)
Gain on extinguishment of debt	-	-	25,883
Interest income and other	3,097	6	211
Reorganization items, net	-	-	217,419
Total other income (expense)	(9,858)	(2,122)	170,459
INCOME (LOSS) BEFORE INCOME TAXES	135,727	28,085	(4,021,835)
INCOME TAX EXPENSE (BENEFIT)
Current	-	2,316	2,718
Deferred	-	(14,501)	(59,092)
Total income tax benefit	-	(12,185)	(56,374)
NET INCOME (LOSS)	$135,727	$40,270	$(3,965,461)
INCOME (LOSS) PER COMMON SHARE
Basic	$3.48	$1.06	$(43.37)
Diluted	$3.44	$1.06	$(43.37)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	38,963	38,051	91,423
Diluted	39,479	38,051	91,423

The accompanying notes are an integral part of these condensed consolidated financial statements.			(Concluded)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2021	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$135,727	$40,270	$(3,965,461)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	157,274	20,110	338,757
Deferred income tax benefit	-	(14,501)	(59,092)
Amortization of debt issuance costs, debt discount and debt premium	2,660	371	13,535
Stock-based compensation	7,508	-	4,188
Amortization of deferred gain on sale	-	-	(5,116)
(Gain) loss on sale of properties	(100,304)	395	927
Oil and gas property impairments	5,130	-	4,161,885
Gain on extinguishment of debt	-	-	(25,883)
Non-cash derivative (gain) loss	326,395	(29,563)	(136,131)
Non-cash reorganization items, net	-	-	(274,588)
Other, net	(6,103)	(438)	(223)
Changes in current assets and liabilities:
Accounts receivable trade, net	(73,198)	7,752	181,416
Prepaid expenses and other	4,351	1,133	(5,491)
Accounts payable trade and accrued liabilities	26,455	(18,163)	(46,734)
Revenues and royalties payable	35,452	1,261	(56,504)
Taxes payable	4,982	3,013	(12,872)
Net cash provided by operating activities	526,329	11,640	112,613
CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and development capital expenditures	(151,394)	(9,040)	(238,456)
Acquisition of oil and gas properties	(272,043)	(162)	(493)
Other property and equipment	(3,539)	56	(1,072)
Proceeds from sale of properties	179,680	532	29,273
Net cash used in investing activities	(247,296)	(8,614)	(210,748)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under Credit Agreement	1,262,000	75,000	425,328
Repayments of borrowings under Credit Agreement	(1,550,000)	(100,000)	-
Borrowings under Predecessor Credit Agreement	-	-	1,185,000
Repayments of borrowings under Predecessor Credit Agreement	-	-	(1,402,259)
Repurchase of 1.25% Convertible Senior Notes due 2020	-	-	(52,890)
Debt issuance costs	-	-	(12,784)
Principal payments on finance lease obligations	(3,610)	(498)	(3,198)
Restricted stock used for tax withholdings	(2,881)	-	(307)
Net cash provided by (used in) financing activities	$(294,491)	$(25,498)	$138,890

			(Continued)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2021	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(15,458)	$(22,472)	$40,755
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	28,367	49,407	8,652
End of period	$12,909	$26,935	$49,407
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid, net of amounts capitalized	$8,739	$301	$80,220
Cash paid for reorganization items	$396	$14,353	$33,238
NONCASH INVESTING ACTIVITIES
Accrued capital expenditures and accounts payable related to property additions	$42,606	$23,245	$26,796
NONCASH FINANCING ACTIVITIES
Derivative termination settlement payments used to repay borrowings under Predecessor Credit Agreement	$-	$-	$157,741

The accompanying notes are an integral part of these condensed consolidated financial statements.			(Concluded)

WHITING PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

(in thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Earnings	Total
	Shares	Amount	Capital	(Deficit)	Equity
BALANCES - January 1, 2020 (Predecessor)	91,744	$92	$6,409,991	$(2,385,112)	$4,024,971
Net loss	-	-	-	(3,628,571)	(3,628,571)
Adjustment to equity component of Convertible Senior Notes upon extinguishment	-	-	(3,461)	-	(3,461)
Restricted stock issued	185	-	-	-	-
Restricted stock forfeited	(238)	-	-	-	-
Restricted stock used for tax withholdings	(54)	-	(304)	-	(304)
Stock-based compensation	-	-	2,068	-	2,068
BALANCES - March 31, 2020 (Predecessor)	91,637	92	6,408,294	(6,013,683)	394,703
Net loss	-	-	-	(574,315)	(574,315)
Stock-based compensation	-	-	1,333	-	1,333
BALANCES - June 30, 2020 (Predecessor)	91,637	92	6,409,627	(6,587,998)	(178,279)
Net income	-	-	-	237,425	237,425
Restricted stock issued	9	-	-	-	-
Restricted stock used for tax withholdings	(4)	-	(4)	-	(4)
Stock-based compensation	-	-	787	-	787
Cancellation of Predecessor equity	(91,642)	(92)	(6,410,410)	6,350,573	(59,929)
BALANCES - August 31, 2020 (Predecessor)	-	$-	$-	$-	$-

Issuance of Successor equity	38,051	$38	$1,159,818	$-	$1,159,856
Issuance of Successor warrants	-	-	29,360	-	29,360
BALANCES - September 1, 2020 (Successor)	38,051	38	1,189,178	-	1,189,216
Net income	-	-	-	40,270	40,270
BALANCES - September 30, 2020 (Successor)	38,051	$38	$1,189,178	$40,270	$1,229,486

BALANCES - January 1, 2021 (Successor)	38,051	$38	$1,189,693	$39,073	$1,228,804
Net loss	-	-	-	(946)	(946)
Common stock issued in settlement of bankruptcy claims	949	1	(1)	-	-
Restricted stock issued	95	-	-	-	-
Restricted stock used for tax withholdings	(41)	-	(1,357)	-	(1,357)
Stock-based compensation	-	-	2,309	-	2,309
BALANCES - March 31, 2021 (Successor)	39,054	39	1,190,644	38,127	1,228,810
Net loss	-	-	-	(61,489)	(61,489)
Restricted stock issued	37	-	-	-	-
Restricted stock used for tax withholdings	-	-	(4)	-	(4)
Stock-based compensation	-	-	2,455	-	2,455
BALANCES - June 30, 2021 (Successor)	39,091	39	1,193,095	(23,362)	1,169,772
Net income	-	-	-	198,162	198,162
Restricted stock issued	64	-	-	-	-
Restricted stock used for tax withholdings	(28)	-	(1,520)	-	(1,520)
Stock-based compensation	-	-	2,744	-	2,744
BALANCES - September 30, 2021 (Successor)	39,127	$39	$1,194,319	$174,800	$1,369,158

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

Upon emergence, the Company adopted fresh start accounting in accordance with FASB ASC Topic 852 – Reorganizations (“ASC 852”), which specifies the accounting and financial reporting requirements for entities reorganizing through chapter 11 bankruptcy proceedings.  The application of fresh start accounting resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes.  As a result of the implementation of the Plan and the application of fresh start accounting, the consolidated financial statements after the Emergence Date are not comparable to the consolidated financial statements before that date and the historical financial statements on or before the Emergence Date are not a reliable indicator of the Company’s financial condition and results of operations for any period after its adoption of fresh start accounting.  Refer to the “Fresh Start Accounting” footnote for more information.  References to “Successor” refer to the Company and its financial position and results of operations after the Emergence Date.  References to “Predecessor” refer to the Company and its financial position and results of operations on or before the Emergence Date.  References to “Current Successor Quarter” and “Current Successor YTD Period” relate to the three and nine months ended September 30, 2021, respectively.  References to “Prior Successor Period” relate to the period of September 1, 2020 through September 30, 2020.  References to “Predecessor Period” and “Predecessor YTD Period” relate to the periods of July 1, 2020 through August 31, 2020 and January 1, 2020 through August 31, 2020, respectively.  The Company previously evaluated the events between August 31, 2020 and September 1, 2020 and concluded that the use of an accounting convenience date of August 31, 2020 did not have a material impact on the Company’s financial position or results of operations.

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

Cash, Cash Equivalents and Restricted Cash—Cash equivalents consist of demand deposits and highly liquid investments which have an original maturity of three months or less.  Cash and cash equivalents potentially subject the Company to a concentration of credit risk as substantially all of its deposits held in financial institutions were in excess of the Federal Deposit Insurance Corporation insurance limits as of September 30, 2021 and December 31, 2020.  The Company maintains its cash and cash equivalents in the form of money market and checking accounts with financial institutions that are also lenders under its credit agreement.  The Company has not experienced any losses on its deposits of cash and cash equivalents.

Restricted cash as of December 31, 2020 consisted of funds remaining in a professional fee escrow account that were reserved to pay certain professional fees upon emergence from the Chapter 11 Cases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets and statements of cash flows (in thousands):

	Successor
	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$12,909	$25,607
Restricted cash	-	2,760
Total cash, cash equivalents and restricted cash	$12,909	$28,367

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

The Company routinely evaluates expected credit losses for all material trade and other receivables to determine if an allowance for credit losses is warranted.  Expected credit losses are estimated based on (i) historic loss experience for pools of receivable balances with similar characteristics, (ii) the length of time balances have been outstanding and (iii) the economic status of each counterparty.  These loss estimates are then adjusted for current and expected future economic conditions, which may include an assessment of the probability of non-payment, financial distress or expected future commodity prices and the impact that any current or future conditions could have on a counterparty’s credit quality and liquidity.  As of September 30, 2021 and December 31, 2020 (Successor), the Company had immaterial allowances for credit losses.

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

	Successor	Predecessor
	One Month Ended September 30, 2020	Two Months Ended August 31, 2020	Eight Months Ended August 31, 2020
Legal and professional advisory fees	$-	$30,502	$57,170
Net gain on liabilities subject to compromise	-	(1,324,940)	(1,324,940)
Fresh start adjustments, net	-	1,025,742	1,025,742
Write-off of unamortized debt issuance costs and premium (1)	-	-	15,145
Other items, net	-	9,464	9,464
Total reorganization items, net	$-	$(259,232)	$(217,419)
(1)	As a result of the Chapter 11 Cases and the adoption of ASC 852, the Company wrote off all unamortized premium and issuance cost balances related to its senior notes on the Petition Date.

4.          OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at September 30, 2021 and December 31, 2020 are as follows (in thousands):

	Successor
	September 30,	December 31,
	2021	2020
Proved oil and gas properties	$1,905,535	$1,701,163
Unproved leasehold costs	197,525	105,073
Wells and facilities in progress	63,319	6,365
Total oil and gas properties, successful efforts method	2,166,379	1,812,601
Accumulated depletion	(198,604)	(71,064)
Oil and gas properties, net	$1,967,775	$1,741,537

The following tables present impairment expense for unproved properties for the periods presented, which is reported in exploration and impairment expense in the condensed consolidated statements of operations (in thousands):

	Successor		Predecessor
	Three Months Ended September 30, 2021	One Month Ended September 30, 2020	Two Months Ended August 31, 2020
Impairment expense for unproved properties	$836	$-	$83

	Successor		Predecessor
	Nine Months Ended September 30, 2021	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020
Impairment expense for unproved properties	$2,487	$-	$12,566

Refer to the “Fair Value Measurements” footnote for more information on proved property impairments recorded during the Predecessor YTD Period.

5.          ACQUISITIONS AND DIVESTITURES

2021 Acquisitions and Divestitures

On September 14, 2021, the Company completed the acquisition of interests in approximately 8,750 net acres in the Williston Basin, including interests in 76 gross (50.2 net) producing wells, 5 gross (2.4 net) drilled and uncompleted oil and gas wells and undeveloped acreage located in Mountrail County, North Dakota for an aggregate purchase price of $271 million (before post-closing adjustments).  The transaction was funded primarily with borrowings under the Credit Agreement.  The revenue and earnings from these properties since the acquisition date are included in our condensed consolidated financial statements for the three and nine months ended September 30, 2021 and are not material. Pro forma revenue and earnings for the acquired properties are not material to our condensed consolidated financial statements and have therefore not been presented.

The acquisition was accounted for as a business combination and was recorded using the acquisition method of accounting.  The following table summarizes the preliminary allocation of the $271 million adjusted purchase price (which is still subject to post-closing adjustments) to the assets acquired and liabilities assumed in this acquisition based on their respective fair values at the acquisition date, which did not result in the recognition of goodwill or a bargain purchase gain.  Refer to the “Fair Value Measurements” footnote for a detailed discussion of the fair value inputs used by the Company in determining the valuation of the significant assets acquired and liabilities assumed.  As the purchase price is further adjusted for post-close adjustments and as the oil and gas property valuation is completed, the final purchase price allocation may result in a different allocation than what is presented in the table below (in thousands):

Cash consideration	$270,800

Fair value of assets acquired:
Prepaid expenses and other	$730
Oil and gas properties, successful efforts method:
Proved oil and gas properties	167,435
Unproved leasehold costs	105,950
Total fair value of assets acquired	274,115

Fair value of liabilities assumed:
Asset retirement obligations	2,242
Revenue and royalties payable	1,073
Total fair value of liabilities assumed	3,315

Total fair value of assets acquired and liabilities assumed	$270,800

On September 23, 2021, the Company completed the sale of all of its interests in producing assets and undeveloped acreage, including the associated midstream assets, of its Redtail field located in the Denver-Julesburg Basin of Weld County, Colorado for aggregate net sales proceeds of $171 million (before post-closing adjustments).  The sale was effective June 1, 2021 and resulted in a pre-tax gain on sale of $90 million.  The Company used the net proceeds from the sale to repay a portion of the borrowings outstanding under the Credit Agreement.  This transaction included the removal of approximately $20 million in asset retirement obligations as well as certain finance leases for a pipeline and vehicles, which resulted in the termination of approximately $16 million of finance lease right-of-use assets, $3 million of accumulated depreciation and $12 million of long-term finance lease obligations.

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

6.          LONG-TERM DEBT

Long-term debt, consisting entirely of borrowings outstanding under the Credit Agreement, totaled $72 million and $360 million at September 30, 2021 and December 31, 2020, respectively.

Credit Agreement (Successor)

On the Emergence Date, Whiting Petroleum Corporation, as parent guarantor, and Whiting Oil and Gas, as borrower, entered into the Credit Agreement, a reserves-based credit facility, with a syndicate of banks.  As of September 30, 2021, the Credit Agreement had a borrowing base and aggregate commitments of $750 million.  As of September 30, 2021, the Company had $676 million of available borrowing capacity under the Credit Agreement, which was net of $72 million of borrowings outstanding and $2 million in letters of credit outstanding.  On September 15, 2021, the Company entered into an amendment to its existing Credit Agreement in connection with the October 1, 2021 regular borrowing base redetermination that (i) reaffirmed the $750 million borrowing base with such redetermination contemplating the closing of our recent divestiture described in the “Acquisitions and Divestitures” footnote, (ii) reduced the Company’s requirement to maintain commodity hedges covering its projected production for the succeeding twelve months from a minimum of 65% to a minimum of 50% and (iii) eliminated the Company’s requirement to maintain commodity hedges covering its projected production for the second succeeding twelve-month period, provided that the Company maintains a consolidated net leverage ratio of less than 1.0 to 1.0 as of the last day of any fiscal quarter (the “Compliance Date”).  If the Company’s consolidated net leverage ratio equals or exceeds 1.0 to 1.0 at any Compliance Date, the Company will be required to hedge 35% of its projected production for the second succeeding twelve-month period.

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

Up to $50 million of the borrowing base may be used to issue letters of credit for the account of Whiting Oil and Gas or other designated subsidiaries of the Company.  As of September 30, 2021, $48 million was available for additional letters of credit under the Credit Agreement.

The Credit Agreement provides for interest only payments until maturity on April 1, 2024, when the agreement terminates and all outstanding borrowings are due.  In addition, the Credit Agreement provides for certain mandatory prepayments, including a provision pursuant to which, if the Company’s cash balances are in excess of approximately $75 million during any given week, such excess must be utilized to repay borrowings under the Credit Agreement.  Interest under the Credit Agreement accrues at the Company’s option at either (i) a base rate for a base rate loan plus a margin between 1.75% and 2.75% based on the ratio of outstanding borrowings and letters of credit to the lower of the current borrowing base or total commitments, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.5% per annum, or an adjusted LIBOR plus 1.0% per annum, or (ii) an adjusted LIBOR for a eurodollar loan plus a margin between 2.75% and 3.75% based on the ratio of outstanding borrowings and letters of credit to the lower of the current borrowing base or total commitments.  Additionally, the Company incurs commitment fees of 0.5% on the unused portion of the aggregate commitments of the lenders under the Credit Agreement, which are included as a component of interest expense.  At September 30, 2021, the weighted average interest rate on the outstanding principal balance under the Credit Agreement was 3.8%.

The Credit Agreement contains restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of its lenders.  The Credit Agreement also restricts the Company’s ability to make any dividend payments or distributions of cash on its common stock except to the extent that the Company has distributable free cash flow and (i) has at least 20% of available borrowing capacity, (ii) has a consolidated net leverage ratio of less than or equal to 2.0 to 1.0, (iii) does not have a borrowing base deficiency and (iv) is not in default under the Credit Agreement. These restrictions apply to all of the Company’s restricted subsidiaries and are calculated in accordance with definitions contained in the Credit Agreement. The amended Credit Agreement requires the Company, as of the last day of any quarter, to maintain commodity hedges covering a minimum of 50% of its projected production for the succeeding twelve months, as reflected in the reserves report most recently provided by the Company to the lenders under the Credit Agreement.  If the Company’s consolidated net leverage ratio equals or exceeds 1.0 to 1.0 as of the last day of any fiscal quarter, the Company will also be required to hedge 35% of its projected production for the next succeeding twelve months.  The Company is also limited to hedging a maximum of 85% of its production from proved reserves.  The Credit Agreement requires the Company to maintain the following ratios: (i) a consolidated current assets to consolidated current liabilities ratio of not less than 1.0 to 1.0 and (ii) a total debt to last four quarters’ EBITDAX ratio of not greater than 3.5 to 1.0.  As of September 30, 2021, the Company was in compliance with the covenants under the Credit Agreement.

The obligations of Whiting Oil and Gas under the Credit Agreement are secured by a first lien on substantially all of the Company’s and certain of its subsidiaries’ properties.  The Company has also guaranteed the obligations of Whiting Oil and Gas under the Credit Agreement and has pledged the stock of certain of its subsidiaries as security for its guarantee.

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

7.          ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage and land restoration in accordance with applicable local, state and federal laws and the terms of the Company’s lease agreements.  The current portions as of September 30, 2021 and December 31, 2020 (Successor) were $7 million and $6 million, respectively, and have been included in accrued liabilities and other in the condensed consolidated balance sheets.  The following table provides a reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2021 (in thousands):

Asset retirement obligation at January 1, 2021 (Successor)	$98,130
Additional liability incurred or assumed	3,402
Revisions to estimated cash flows	17,363
Accretion expense	6,241
Obligations on sold properties	(29,244)
Liabilities settled	(3,387)
Asset retirement obligation at September 30, 2021 (Successor)	$92,505

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

The table below details the Successor’s swap and collar derivatives entered into to hedge forecasted crude oil, NGL and natural gas production revenues as of September 30, 2021.

					Weighted Average
Settlement Period	Index	Derivative Instrument	Total Volumes	Units	Swap Price	Floor	Ceiling
Crude Oil
2021	NYMEX WTI	Fixed Price Swaps	2,162,000	Bbl	$44.90	-	-
2021	NYMEX WTI	Two-way Collars	1,150,000	Bbl	-	$42.48	$51.80
Q1 2022	NYMEX WTI	Fixed Price Swaps	630,000	Bbl	$54.30	-	-
2022	NYMEX WTI	Two-way Collars	9,559,000	Bbl	-	$43.23	$53.73
Q1-Q3 2023	NYMEX WTI	Two-way Collars	3,443,500	Bbl	-	$46.75	$58.87
		Total	16,944,500
Crude Oil Differentials (1)
2021	UHC Clearbrook to NYMEX	Fixed Price Swaps	30,500	Bbl	-$1.95	-	-
		Total	30,500
Natural Gas
2021	NYMEX Henry Hub	Fixed Price Swaps	5,290,000	MMBtu	$3.16	-	-
2021	NYMEX Henry Hub	Two-way Collars	2,760,000	MMBtu	-	$2.60	$2.79
Q1-Q3 2022	NYMEX Henry Hub	Fixed Price Swaps	5,259,000	MMBtu	$2.81	-	-
2022	NYMEX Henry Hub	Two-way Collars	17,304,000	MMBtu	-	$2.70	$3.32
Q1-Q3 2023	NYMEX Henry Hub	Two-way Collars	6,999,000	MMBtu	-	$2.42	$2.94
		Total	37,612,000
Natural Gas Basis (2)
2021	NNG Ventura to NYMEX	Fixed Price Swaps	2,760,000	MMBtu	-$0.07	-	-
Q1-Q2 2022	NNG Ventura to NYMEX	Fixed Price Swaps	5,330,000	MMBtu	$0.43	-	-
Q1-Q2 2023	NNG Ventura to NYMEX	Fixed Price Swaps	4,740,000	MMBtu	$0.20	-	-
		Total	12,830,000
NGL - Propane
2021	Mont Belvieu	Fixed Price Swaps	9,660,000	Gallons	$0.78	-	-
2021	Conway	Fixed Price Swaps	7,728,000	Gallons	$1.31	-	-
Q1 2022	Mont Belvieu	Fixed Price Swaps	3,780,000	Gallons	$0.81	-	-
Q1 2022	Conway	Fixed Price Swaps	3,780,000	Gallons	$1.20	-	-
		Total	24,948,000
(1)	The weighted average price associated with the crude oil differential swaps shown in the table above represents the average fixed differential to NYMEX as stated in the related contracts, which is compared to the NE2 Canadian Monthly Index for UHC Clearbrook (“UHC Clearbrook”) for each period. If NYMEX combined with the fixed differential as stated in each contract is higher than the UHC Clearbrook index price at any settlement date, the Company receives the difference. Conversely, if the UHC Clearbrook index price is higher than NYMEX combined with the fixed differential, the Company pays the difference.
(2)	The weighted average price associated with the natural gas basis swaps shown in the table above represents the average fixed differential to NYMEX as stated in the related contracts, which is compared to the Northern Natural Gas Ventura Index (“NNG Ventura”) for each period. If NYMEX combined with the fixed differential as stated in each contract is higher than the NNG Ventura index price at any settlement date, the Company receives the difference. Conversely, if the NNG Ventura index price is higher than NYMEX combined with the fixed differential, the Company pays the difference.

Subsequent to September 30, 2021, the Company entered into additional crude oil, natural gas, natural gas basis and propane swaps and collars for 2022.  The table below details the Company’s additional swap and collar derivatives entered into during October 2021.

					Weighted Average
Settlement Period	Index	Derivative Instrument	Total Volumes	Units	Swap Price	Floor	Ceiling
Crude Oil
2022	NYMEX WTI	Fixed Price Swaps	1,645,000	Bbl	$75.12	-	-
2022	NYMEX WTI	Two-way Collars	1,645,000	Bbl	-	$69.43	$80.00
		Total	3,290,000
Natural Gas
Q2-Q4 2022	NYMEX Henry Hub	Fixed Price Swaps	2,750,000	MMBtu	$4.07	-	-
		Total	2,750,000
Natural Gas Basis
Q1 2022	NNG Ventura to NYMEX	Fixed Price Swaps	900,000	MMBtu	$1.00	-	-
		Total	900,000
NGL - Propane
2022	Mont Belvieu	Fixed Price Swaps	15,330,000	Gallons	$1.15	-	-
2022	Conway	Fixed Price Swaps	15,330,000	Gallons	$1.16	-	-
		Total	30,660,000

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

		September 30, 2021 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Prepaid expenses and other	$9,407	$(9,407)	$-
Commodity contracts - non-current	Other long-term assets	19,209	(19,209)	-
Total derivative assets		$28,616	$(28,616)	$-
Derivative liabilities
Commodity contracts - current	Derivative liabilities	$309,009	$(9,407)	$299,602
Commodity contracts - non-current	Long-term derivative liabilities	102,564	(19,209)	83,355
Total derivative liabilities		$411,573	$(28,616)	$382,957

		December 31, 2020 (1)
				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
Not Designated as		Assets/	Amounts	Assets/
ASC 815 Hedges	Balance Sheet Classification	Liabilities	Offset	Liabilities
Derivative assets
Commodity contracts - current	Prepaid expenses and other	$14,287	$(14,287)	$-
Commodity contracts - non-current	Other long-term assets	19,991	(19,991)	-
Total derivative assets		$34,278	$(34,278)	$-
Derivative liabilities
Commodity contracts - current	Derivative liabilities	$63,772	$(14,287)	$49,485
Commodity contracts - non-current	Long-term derivative liabilities	29,741	(19,991)	9,750
Total derivative liabilities		$93,513	$(34,278)	$59,235
(1)	All of the counterparties to the Company’s financial derivative contracts subject to master netting arrangements are lenders under the Credit Agreement, which eliminates the need to post or receive collateral associated with its derivative positions. Therefore, columns for cash collateral pledged or received have not been presented in these tables.

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

The Company’s derivative financial instruments are recorded at fair value and include a measure of the Company’s own nonperformance risk or that of its counterparty, as appropriate.  The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (Successor), and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

				Total Fair Value
	Level 1	Level 2	Level 3	September 30, 2021
Financial Liabilities
Commodity derivatives – current	$-	$299,602	$-	$299,602
Commodity derivatives – non-current	-	83,355	-	83,355
Total financial liabilities	$-	$382,957	$-	$382,957

				Total Fair Value
	Level 1	Level 2	Level 3	December 31, 2020
Financial Liabilities
Commodity derivatives – current	$-	$49,485	$-	$49,485
Commodity derivatives – non-current	-	9,750	-	9,750
Total financial liabilities	$-	$59,235	$-	$59,235

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

Non-recurring Fair Value Measurements—Nonfinancial assets and liabilities, such as the initial measurement of oil and natural gas properties and asset retirement obligations upon acquisition or the impairment of proved properties, are recognized at fair value on a nonrecurring basis.  These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  The Company did not recognize any impairment write-downs with respect to its proved property during the Current Successor YTD Period.  The following tables present information about the Company’s non-financial assets measured at fair value on a non-recurring basis during the Predecessor YTD Period and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values (in thousands):

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

Williston Basin Acquisition.  On September 14, 2021, the Company acquired interests in producing assets and undeveloped acreage in the Williston Basin, as further described in the “Acquisitions and Divestitures” footnote above.  The assets acquired and liabilities assumed were recorded at their fair values as of September 14, 2021.  The inputs utilized in the valuation of the oil and gas properties and related assets acquired included mostly unobservable inputs which fall within Level 3 of the fair value hierarchy.  Such inputs included estimates of future oil and gas production from the properties’ reserve reports, commodity prices based on forward strip price curves (adjusted for basis differentials) as of September 14, 2021, operating and development costs, expected future development plans for the properties and a discount rate of 11% based on a weighted-average cost of capital.  The Company also recorded the asset retirement obligations assumed at fair value.  The inputs utilized in valuing the asset retirement obligations were mostly Level 3 unobservable inputs, including estimated economic lives of oil and natural gas wells as of September 14, 2021, anticipated future plugging and abandonment costs and an appropriate credit-adjusted risk-free rate to discount such costs.

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

	Successor		Predecessor
OPERATING REVENUES	Three Months Ended September 30, 2021	One Month Ended September 30, 2020	Two Months Ended August 31, 2020
Oil sales	$316,914	$60,392	$116,971
NGL and natural gas sales	77,419	692	5,587
Oil, NGL and natural gas sales	394,333	61,084	122,558
Purchased gas sales	6,704	-	-
Total operating revenues	$401,037	$61,084	$122,558

	Successor		Predecessor
OPERATING REVENUES	Nine Months Ended September 30, 2021	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020
Oil sales	$882,040	$60,392	$440,820
NGL and natural gas sales	166,955	692	18,184
Oil, NGL and natural gas sales	1,048,995	61,084	459,004
Purchased gas sales	11,079	-	-
Total operating revenues	$1,060,074	$61,084	$459,004

Whiting receives payment for product sales from one to three months after delivery.  At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable trade, net in the condensed consolidated balance sheets.  As of September 30, 2021 and December 31, 2020 (Successor), such receivable balances were $139 million and $88 million, respectively.  Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, but differences have been and are insignificant.  Accordingly, the variable consideration is not constrained.

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

Warrants—On the Emergence Date and pursuant to the Plan, the Successor entered into warrant agreements with Computershare Inc. and Computershare Trust Company, N.A., as warrant agent, which provide for (i) the Successor’s issuance of up to an aggregate of 4,837,821 Series A warrants to acquire the New Common Stock (the “Series A Warrants”) to certain former holders of the Predecessor’s common stock and (ii) the Successor’s issuance of up to an aggregate of 2,418,910 Series B warrants to acquire New Common Stock (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to certain former holders of the Predecessor’s common stock.  The Warrants were recorded at fair value in additional paid-in capital upon issuance on the Emergence Date.

The Series A Warrants are exercisable from the date of issuance until the fourth anniversary of the Emergence Date, at which time all unexercised Series A Warrants will expire and the rights of the holders of such warrants to acquire New Common Stock will terminate. The Series A Warrants are initially exercisable for one share of New Common Stock per Series A Warrant at an initial exercise price of $73.44 per Series A Warrant (the “Series A Exercise Price”).

The Series B Warrants are exercisable from the date of issuance until the fifth anniversary of the Emergence Date, at which time all unexercised Series B Warrants will expire and the rights of the holders of such warrants to acquire New Common Stock will terminate. The Series B Warrants are initially exercisable for one share of New Common Stock per Series B Warrant at an initial exercise price of $83.45 per Series B Warrant (the “Series B Exercise Price” and together with the Series A Exercise Price, the “Exercise Prices”).

In the event that a holder of Warrants elects to exercise their option to acquire shares of New Common Stock, the Company shall issue a net number of exercised shares of New Common Stock.  The net number of exercised shares is calculated as (i) the number of Warrants exercised multiplied by (ii) the difference between the 30 day average price of the New Common Stock leading up to the exercise date (the “Current Market Price”) and the relevant exercise price, calculated as a percentage of the Current Market Price on the exercise date.

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

The number of shares of New Common Stock for which a Warrant is exercisable and the Exercise Prices are subject to adjustment from time to time upon the occurrence of certain events, including stock splits, reverse stock splits or stock dividends to holders of New Common Stock or a reclassification in respect of New Common Stock.

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

As discussed in the “Chapter 11 Emergence” footnote, an additional 2,121,304 shares of New Common Stock remain reserved as of September 30, 2021 for potential future distribution to certain general unsecured claimants whose claim values are pending resolution in the Bankruptcy Court.

12.        STOCK-BASED COMPENSATION

Equity Incentive Plan—As discussed in the “Chapter 11 Emergence” footnote, on the Emergence Date and pursuant to the terms of the Plan, all of the Predecessor’s common stock and any unvested awards based on such common stock were cancelled and holders were issued an aggregate of 1,233,495 shares of Successor common stock on a pro rata basis.  On September 1, 2020, the Successor’s board of directors adopted the Whiting Petroleum Corporation 2020 Equity Incentive Plan (the “2020 Equity Plan”), which replaced the Predecessor’s equity plan (the “Predecessor Equity Plan”).  The 2020 Equity Plan provides the authority to issue 4,035,885 shares of the Successor’s common stock.  Any shares forfeited under the 2020 Equity Plan will be available for future issuance under the 2020 Equity Plan.  However, shares netted for tax withholding under the 2020 Equity Plan will be cancelled and will not be available for future issuance.  Under the 2020 Equity Plan, during any calendar year no non-employee director participant may be granted awards having a grant date fair value in excess of $500,000.  As of September 30, 2021, 3,031,871 shares of common stock remained available for grant under the 2020 Equity Plan.

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

In September 2020, 189,900 shares of market-based RSUs were granted to executive officers under the 2020 Equity Plan.  The awards vest upon the Successor’s common stock trading for 20 consecutive trading days above a certain daily volume weighted average price (“VWAP”) as follows: 50% vested when the VWAP exceeded $32.57 per share, an additional 25% vested when the daily VWAP exceeded $48.86 per share and the final 25% will vest if the daily VWAP exceeds $65.14 per share.  The Company recognizes compensation expense based on the fair value as determined by a Monte Carlo valuation model (the “Monte Carlo Model”) over the expected vesting period, which was estimated to be between 1.8 and 3.8 years at the grant date.  Upon vesting, any unrecognized compensation expense related to the shares is accelerated and recognized.  The weighted average grant date fair value of these RSUs was $6.54 per share.  More information on the inputs to the Monte Carlo Model are explained below.  During the nine months ended September 30, 2021, the first 75% of these awards vested as the Company’s VWAP exceeded both $32.57 and $48.86 per share for 20 consecutive trading days during the period.

During the nine months ended September 30, 2021, 360,017 shares of service-based RSUs were granted to executive officers and employees under the 2020 Equity Plan, which vest ratably over either a two or three-year service period.  Additionally, during the nine months ended September 30, 2021, 117,607 shares of service-based RSUs were granted to executive officers under the 2020 Equity Plan, which cliff vest on the fifth anniversary of the grant date.  Finally, during the nine months ended September 30, 2021, 23,730 shares of service-based RSUs were granted to directors under the 2020 Equity Plan, which vest over a one-year period.  The Company determines compensation expense for these share-settled awards using their fair value at the grant date, which is based on the closing bid price of the Company’s common stock on such date.  The weighted average grant date fair value of serviced-based RSUs was $23.82 per share for the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, 232,150 shares of PSUs subject to certain market-based vesting criteria were granted to executive officers under the 2020 Equity Plan.  These market-based awards vest at the end of the performance period, which is December 31, 2023, and the number of shares that vest at the end of the performance period is determined based on two performance goals: (i) 116,075 shares vest based on the Company’s annualized absolute total stockholder return (“ATSR”) over the performance period as compared to certain preestablished target returns and (ii) 116,075 shares vest based on the Company’s relative total stockholder return (“RTSR”) compared to the stockholder returns of a preestablished peer group of companies over the performance period.  The number of awards earned could range from zero up to two times the number of shares initially granted, all of which will be settled in shares.  The weighted average grant date fair value of the market-based awards was $29.32 per share and $32.33 per share for the ATSR and RTSR awards, respectively, as determined by the Monte Carlo Model, which is described further below.

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

	2020	2021
	RSUs	PSUs
Number of simulations	100,000	500,000
Expected volatility	40%	81%
Risk-free interest rate	0.66%	0.17%
Dividend yield	-	-

The following table shows a summary of the Company’s service-based and market-based awards activity for the nine months ended September 30, 2021:

	Number of Awards			Weighted Average
	Service‑Based	Market-Based	Market-Based	Grant Date
	RSUs	RSUs	PSUs	Fair Value
Nonvested awards, January 1	89,021	189,900	-	$10.03
Granted	501,354	-	232,150	26.04
Vested	(53,787)	(142,425)	-	9.54
Forfeited	(8,411)	-	-	22.46
Nonvested awards, September 30	528,177	47,475	232,150	$24.55

The Company recognized $3 million and $8 million in stock-based compensation expense during the three and nine months ended September 30, 2021, respectively.

Predecessor Awards

During the eight months ended August 31, 2020, 53,198 shares of share-settled, service-based RSAs and RSUs were granted to executive officers and directors under the Predecessor Equity Plan.  The Company determined compensation expense for these awards using their fair value at the grant date, which was based on the closing bid price of the Company’s common stock on such date.  The weighted average grant date fair value of these service-based RSAs and RSUs was $4.94 per share for the eight months ended August 31, 2020.  On March 31, 2020, all of the RSAs issued to executive officers in 2020 were forfeited and concurrently replaced with cash incentives.  Refer to “2020 Compensation Adjustments” below for more information.

During the eight months ended August 31, 2020, 1,616,504 shares of cash-settled, service-based RSUs were granted to executive officers and employees under the Predecessor Equity Plan.  The company determined compensation expense for these awards using the fair value at the end of each reporting period, which was based on the closing bid price of the Company’s common stock on such date.  On March 31, 2020, all of the RSUs issued to executive officers in 2020 were forfeited and concurrently replaced with cash incentives.  Refer to “2020 Compensation Adjustments” below for more information.

During the eight months ended August 31, 2020, 1,665,153 shares of PSAs and PSUs subject to certain market-based vesting criteria were granted to executive officers under the Predecessor Equity Plan.  These market-based awards were to cliff vest on the third anniversary of the grant date, however, on March 31, 2020, all of the PSAs and PSUs issued to executive officers in 2020 were forfeited and concurrently replaced with cash incentives.  Refer to “2020 Compensation Adjustments” below for more information.  The weighted average grant date fair value of the market-based awards that were to be settled in shares, as determined by the Monte Carlo valuation model, was $4.31 per share in 2020.  The cash-settled component of such awards was recorded as a liability in the consolidated balance sheets and was remeasured at fair value using a Monte Carlo valuation model at the end of each reporting period.

The Company recognized $1 million and $2 million in total stock-based compensation expense during the Predecessor Period and the Predecessor YTD Period, respectively.

2020 Compensation Adjustments.  All of the RSAs, RSUs, PSAs and PSUs granted to executive officers in 2020 under the Predecessor Equity Plan were forfeited on March 31, 2020 and were replaced with cash retention incentives.  The cash retention incentives were subject to a service period and were subject to claw back provisions if an executive officer terminated employment for any reason other than a qualifying termination prior to the earlier of (i) the effective date of a plan of reorganization approved under chapter 11 of the Bankruptcy Code or (ii) March 30, 2021.  The transactions were considered concurrent replacements of the stock compensation awards previously issued.  As such, the $12 million fair value of the awards, consisting of the after-tax value of the cash incentives, was amortized over the period from the Petition Date to the Emergence Date, which amortization is included in general and administrative expenses in the condensed consolidated statements of operations for the Predecessor YTD Period.  The difference between the cash and after-tax value of the cash retention incentives of approximately $9 million, which was not subject to the claw back provisions contained within the agreements, was expensed to general and administrative expenses in the Predecessor’s condensed consolidated statements of operations during the first quarter of 2020.

13.        INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provisions for income taxes for the three and nine months ended September 30, 2021 (Successor) differ from the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to a full valuation allowance in effect on the Company’s U.S. deferred tax assets (“DTAs”), resulting in no U.S. income tax expense recognized for the periods presented and an effective U.S. tax rate of 0%.

The provision for income taxes for the month ended September 30, 2020 and the eight months ended August 31, 2020 differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily as a result of a full valuation allowance on the DTAs and the revision of the Company’s Canadian deferred tax liability (“DTL”) related to its outside basis difference in Whiting Canadian Holding Company ULC discussed below.  The Company also recognized a $1 million U.S. income tax benefit during the eight months ended August 31, 2020 related to an alternative minimum tax refund received.  As a result of the full valuation on the DTAs as of September 30, 2020 (Successor) and August 31, 2020 (Predecessor), no additional U.S. tax benefit or expense was recognized during the periods presented.

During the Prior Successor Period, the Company partially executed a legal entity restructuring plan to reduce administrative expenses and burden with a simplified corporate structure.  Several steps of the restructuring plan were executed during the Prior Successor Period, with the remaining steps completed in the fourth quarter of 2020, which ultimately resulted in Whiting Oil and Gas, under its parent Whiting Petroleum Corporation, holding all of the Company’s oil and gas operations.  As a result of impacts from fresh start accounting, the Company reduced its deferred tax liability for its outside basis difference related to Whiting Canadian Holding Company ULC and recorded a tax benefit of $55 million during the Predecessor YTD Period.  As a result of the restructuring, the Company reduced its deferred tax liability and recorded a tax benefit of $15 million during the Prior Successor Period.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion, or all, of the Company’s DTAs will not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and projected future taxable income and results of operations.  If the Company concludes that it is more likely than not that some portion, or all, of its DTAs will not be realized, the tax asset is reduced by a valuation allowance.  The Company assesses the appropriateness of its valuation allowance on a quarterly basis.  At September 30, 2021 and December 31, 2020 (Successor), the Company had a full valuation allowance on its DTAs.

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

Internal Revenue Code (“IRC”) Section 382 addresses tax impacts of an ownership change and specifically limits the utilization of net operating loss carryforwards (“NOLs”) and certain other deductions for tax periods following an ownership change.  As a result of the chapter 11 reorganization and related transactions, the Successor experienced an ownership change within the meaning of IRC Section 382 on the Emergence Date.  This ownership change subjected certain of the Company’s tax attributes to an IRC Section 382 limitation.  The ownership change and resulting annual limitation on the Company’s NOL usage will result in the expiration of certain NOLs and other tax attributes otherwise available, with a corresponding decrease in the Company’s valuation allowance.

As of December 31, 2020, the Company had federal NOLs of $3 billion which are subject to limitation under IRC Section 382.  Due to the annual IRC Section 382 limitation, certain other attribute reductions and the carryforward period of NOLs, approximately $2.4 billion of these federal NOLs will expire before they are able to be used.  The remaining non-expiring NOLs are subject to a full valuation allowance as of September 30, 2021 and December 31, 2020.

14.       EARNINGS PER SHARE

The reconciliations between basic and diluted earnings (loss) per share are as follows (in thousands, except per share data):

	Successor		Predecessor
	Three Months Ended September 30, 2021	One Month Ended September 30, 2020	Two Months Ended August 31, 2020
Basic earnings per share
Net income	$198,162	$40,270	$237,425
Weighted average shares outstanding, basic	39,121	38,051	91,464
Earnings per common share, basic	$5.07	$1.06	$2.60

Diluted earnings per share
Net income	$198,162	$40,270	$237,425
Weighted average shares outstanding, basic	39,121	38,051	91,464
Service-based awards and market-based awards	501	-	-
Weighted average shares outstanding, diluted	39,622	38,051	91,464
Earnings per common share, diluted	$5.00	$1.06	$2.60

	Successor		Predecessor
	Nine Months Ended September 30, 2021	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020
Basic earnings (loss) per share
Net income (loss)	$135,727	$40,270	$(3,965,461)
Weighted average shares outstanding, basic	38,963	38,051	91,423
Earnings (loss) per common share, basic	$3.48	$1.06	$(43.37)

Diluted earnings (loss) per share
Net income (loss)	$135,727	$40,270	$(3,965,461)
Weighted average shares outstanding, basic	38,963	38,051	91,423
Service-based awards and market-based awards	516	-	-
Weighted average shares outstanding, diluted	39,479	38,051	91,423
Earnings (loss) per common share, diluted	$3.44	$1.06	$(43.37)

Successor

During the Current Successor Quarter, Current Successor YTD Period and Prior Successor Period, the diluted earnings per share calculations exclude the effect of common shares that may be issued pursuant to the Series A Warrants and Series B Warrants, as such Warrants were out-of-the-money as of September 30, 2021 and September 30, 2020.  During the Current Successor Quarter and Current Successor YTD Period, the diluted earnings per share calculations also exclude the effect of 47,475 shares of market-based awards that did not meet the market-based vesting criteria as of September 30, 2021 and 2,121,304 contingently issuable shares related to the settlement of general unsecured claims associated with the Chapter 11 Cases, as all necessary conditions had not been met to be considered dilutive shares as of September 30, 2021.  During the Prior Successor Period, the diluted earnings per share calculation also excludes the effect of 189,900 shares of market-based awards that did not meet the market-based vesting criteria as of September 30, 2020, 87,171 shares of service-based awards that were anti-dilutive and 3,070,201 contingently issuable shares related to the settlement of general unsecured claims associated with the Chapter 11 Cases, as all necessary conditions had not been met to be considered dilutive shares as of September 30, 2020.

Refer to the “Stock-Based Compensation” footnote for more information on the Company’s service-based and market-based awards.

Predecessor

During the Predecessor Period, although the Company had net income, the treasury stock method resulted in a larger number of shares assumed to be reacquired by the Company than weighted average unvested awards outstanding. Thus, the diluted earnings per share calculation excludes the anti-dilutive effect of 239,186 shares of service-based awards.

During the Predecessor YTD Period, the Company had a net loss and therefore the diluted earnings per share calculations excludes the anti-dilutive effect of 314,896 shares of service-based awards.

In addition, the diluted earnings per share calculations exclude the effect of 18,310 and 29,465 common shares for the Predecessor Period and the Predecessor YTD Period, respectively, for stock options that were out of the money as of August 31, 2020.

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

Arguello Inc. and Freeport-McMoRan Oil & Gas LLC.  WOG had interests in federal oil and gas leases in the Point Arguello Unit located offshore in California.  While those interests have expired, pursuant to certain related agreements (the “Point Arguello Agreements”), WOG may be subject to abandonment and decommissioning obligations.  WOG and Whiting Petroleum Corporation rejected the related contracts pursuant to the Plan.  On October 1, 2020, Arguello Inc. and Freeport-McMoRan Oil & Gas LLC, individually and in its capacity as the designated Point Arguello Unit operator (collectively, the “FMOG Entities”) filed with the Bankruptcy Court an application for allowance of certain administrative claims arguing the FMOG Entities were entitled to recover Whiting’s proportionate share of decommissioning obligations owed to the U.S. government through subrogation to the U.S. government’s economic rights.  The FMOG Entities’ application alleged administrative claims of approximately $25 million for estimated decommissioning costs owed to the U.S. government, at least $60 million of estimated decommissioning costs owed to the FMOG Entities and other insignificant amounts.  On September 14, 2020, the FMOG Entities also filed with the Bankruptcy Court proofs of claim for rejection damages to serve as an alternative course of action in the event that a court should determine that the FMOG Entities do not hold any applicable administrative claims.  The U.S. government may also be able to bring claims against WOG directly for decommissioning costs.  On February 18, 2021, WOG entered into a stipulation and agreed order with the United States Department of the Interior, Bureau of Safety & Environmental Enforcement (“BSEE”) pursuant to which the BSEE withdrew its proofs of claims against Whiting Petroleum Corporation and WOG and acknowledged their respective rights and obligations pursuant to the Plan.  On March 26, 2021, the FMOG Entities withdrew their administrative claim for the recovery of Whiting’s proportionate share of costs incurred after August 31, 2020 to fulfill obligations owed to the U.S. Government on the basis of subrogation to the Government’s economic rights.  The FMOG Entities continue to assert certain other administrative claims and have reserved the right to assert claims for the recovery of Whiting’s share of the decommissioning costs incurred after August 31, 2020 based on the theory of equitable subrogation.  On September 14, 2021, Whiting Petroleum Corporation and WOG filed an objection in the Bankruptcy Court, seeking an order partially disallowing the FMOG Entities’ claims.  The Bankruptcy Court has not issued a ruling on the damages for rejection of the Point Arguello Agreements and it is possible that a settlement with the FMOG Entities could be reached outside of the Bankruptcy Court’s claim resolution process.  Although WOG intends to vigorously pursue its objection in this legal proceeding, if the FMOG Entities were to prevail on certain of their respective claims (including the reserved claims) on the merits, we enter into a settlement agreement or the U.S. government were to bring claims against WOG, Whiting could be liable for claims that must be paid or otherwise satisfied under and pursuant to the Plan, including through an equity issuance, cash payment or otherwise.

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

The Company was involved in litigation related to a payment arrangement with a third party.  In June 2020, the Company and the third party reached a settlement agreement resulting in the Company paying the third party a settlement amount of $14 million.  The Company recorded $3 million of additional litigation settlement expense in general and administrative expenses in the condensed consolidated statements of operations for the Predecessor YTD Period upon settling this litigation.  Upon settlement, the Company agreed to indemnify a party involved in the litigation for any further claims resulting from these matters up to $25 million.  This indemnity will terminate on the date on which the statute of limitations for the relevant claims expires.  The Company does not expect to pay additional amounts to this party as a result of this indemnity and thus has not recorded any liability related to the indemnity as of September 30, 2021 (Successor).

16.       COMPANY RESTRUCTURING

During September 2020, the Company executed a workforce reduction as part of an organizational redesign and cost reduction strategy to better align its business with the current operating environment and drive long-term value.  The Company incurred one-time net charges related to this restructuring of $7 million in net restructuring costs associated with one-time employee termination benefits.  These charges were recorded to general and administrative expenses during the Prior Successor Period in the condensed consolidated statement of operations.

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

We are committed to developing the energy resources the world needs in a safe and responsible way that allows us to protect our employees, our contractors, our vendors, the environment and other key stakeholders as well as to meet regulatory requirements.  We continually evolve our practices to better protect wildlife habitats and communities, to find alternatives to freshwater use in our development process, to reduce the lifecycle methane emissions of our operations, to encourage waste reduction programs and to promote worker safety.  Additionally, we are committed to transparency in reporting our environmental, social and governance performance and to monitoring such performance through various measures, some of which are tied to our short-term incentive program for all employees.  See our Sustainability Report published on our website for sustainability performance highlights and additional information.  Information contained in our Sustainability Report is not incorporated by reference into, and does not constitute a part of, this Quarterly Report on Form 10-Q.  Concurrently, our oil and gas development and production operations are subject to stringent environmental regulations governing the release of certain materials into the environment which often require costly compliance measures that carry substantial penalties for noncompliance.  However, we have not incurred any material penalties historically.

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

	2019				2020				2021
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude oil	$54.90	$59.83	$56.45	$56.96	$46.08	$27.85	$40.94	$42.67	$57.80	$66.06	$70.55
Natural gas	$3.00	$2.58	$2.29	$2.44	$1.88	$1.66	$1.89	$2.51	$2.56	$2.74	$3.95

Oil prices improved during the first three quarters of 2021 compared to the lows experienced during 2020, when prices were depressed primarily due to the economic effects of the coronavirus pandemic on the demand for oil and natural gas and uncertainty around output restraints on oil production agreed upon by the Organization of Petroleum Exporting Countries (the “OPEC”) and other oil exporting nations.  While oil, NGL and natural gas prices have recovered significantly, uncertainties related to the demand for oil and natural gas products remain as the pandemic continues to impact the world economy and the OPEC continues to negotiate appropriate production levels to balance the market.  Lower oil, NGL and natural gas prices decrease our revenues and reduce the amount of oil and natural gas that we can produce economically, which decreases our oil and gas reserve quantities.  Substantial and extended declines in oil, NGL and natural gas prices have resulted, and may result, in impairments of our proved oil and gas properties or undeveloped acreage (such as the impairments discussed below under “Results of Operations”) and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to fund planned capital expenditures.  In addition, lower commodity prices may result in a reduction of the borrowing base under our credit agreement, which is determined at the discretion of our lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders.  Upon a redetermination, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under our credit agreement.  Alternatively, higher oil prices may result in significant mark-to-market losses being incurred on our commodity-based derivatives (such as the net derivative losses discussed below under “Results of Operations”).

Recent Developments

Williston Basin Acquisition.  On September 14, 2021, we completed the acquisition of approximately 8,750 net acres, including interests in 76 gross (50.2 net) producing wells, 5 gross (2.4 net) drilled and uncompleted oil and gas wells and undeveloped acreage located in Mountrail County, North Dakota for an aggregate purchase price of $271 million (before post-closing adjustments).  This transaction was funded primarily with borrowings under our credit agreement.

Denver-Julesburg Basin Divestiture.  On September 23, 2021, we completed the divestiture of all of our interests in producing assets and undeveloped acreage, including the associated midstream assets, of our Redtail field located in the Denver-Julesburg Basin of Weld County, Colorado for aggregate sales proceeds of $171 million (before closing adjustments).  The production from the divested properties (which was approximately 51% oil) represented approximately 8% of our average total production for the nine months ended September 30, 2021.  We used the net proceeds from the sale to repay a portion of the borrowings outstanding under our credit agreement.

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

Beginning on the Emergence Date, we applied fresh start accounting, which resulted in a new basis of accounting and we became a new entity for financial reporting purposes.  As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the consolidated financial statements after September 1, 2020 are not comparable with the consolidated financial statements on or prior to that date and the historical financial statements on or before the Emergence Date are not a reliable indicator of our financial condition and results of operations for any period after the adoption of fresh start accounting.  References to “Successor” refer to Whiting and its financial position and results of operations after the Emergence Date.  References to “Predecessor” refer to Whiting and its financial position and results of operations on or before the Emergence Date.  References to “Current Successor YTD Period” relate to the nine months ended September 30, 2021.  References to “Predecessor YTD Period” relate to the period of January 1, 2020 through August 31, 2020.  References to “Prior Successor Period” relate to the period of September 1, 2020 through September 30, 2020.  Although GAAP requires that we report on our results for the Prior Successor Period and Predecessor YTD Period separately, in certain circumstances management views our operating results for the nine months ended September 30, 2020 by combining the results of the applicable Predecessor and Successor periods in order to provide the most meaningful comparison of our current results to prior periods.  Accordingly, references to “Combined Prior YTD Period” refer to the nine months ended September 30, 2020.

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

2021 Highlights and Future Considerations

Operational Highlights

North Dakota & Montana – Williston Basin

Our properties in the Williston Basin of North Dakota and Montana target the Bakken and Three Forks formations.  Net production from North Dakota and Montana averaged 85.2 MBOE/d for the third quarter of 2021, which is consistent with the second quarter of 2021 and is in line with our production exit rate for the fourth quarter of 2020.  Across our acreage in the Williston Basin, we have implemented custom, right-sized completion designs to increase well performance while reducing cost.  We continue to focus on reducing time-on-location and total well cost while maximizing our lateral footage through drilling best practices including utilizing top tier drilling rigs, advanced downhole motor and drill bit technology and our custom drilling fluid system.

On September 14, 2021, we completed the acquisition of additional oil and gas properties in the Williston Basin for an aggregate purchase price of $271 million (before post-closing adjustments).  Refer to “Recent Developments” above for additional details.

During the majority of the third quarter of 2021, we had one active completion crew in the Williston Basin, and we plan to continue with this crew intermittently for the remainder of 2021.  In addition, we resumed drilling in the area in February with one rig and we added a second rig at the end of September.  During the third quarter of 2021, we drilled 10 gross (5.6 net) wells and TIL 17 gross (9.1 net) wells in this area.  As of September 30, 2021, we have 25 gross (14.3 net) drilled uncompleted wells, which includes 5 gross (2.4 net) uncompleted wells we acquired via the transaction discussed above.  Under our current 2021 capital program, we expect to TIL approximately 55 gross (35.4 net) wells in this area during the year.

Colorado – Denver-Julesburg Basin

As detailed in “Recent Developments” above, on September 23, 2021, we completed the divestiture of all properties associated with our Redtail field, including the associated midstream assets.  Net production from Colorado averaged 6.7 MBOE/d for the third quarter of 2021, representing a 6% decrease from the second quarter of 2021.

Other Non-Core Properties

Whiting USA Trust II.  On December 31, 2021, the net profits interest (“NPI”) conveyed to Whiting USA Trust II (“Trust II”) on March 28, 2012 will terminate.  Upon termination, the NPI in the underlying properties, which receives 90% of the net proceeds from the sale of oil and natural gas production from the underlying properties prior to its termination, will revert to Whiting.  As of December 31, 2020, the NPI included interests in 1,301 gross (364.1 net) producing wells.  The incremental production from the underlying properties that will revert to Whiting upon termination is approximately 2.1 MBOE/d based on the production during the third quarter of 2021.  The asset retirement obligations of these properties were not conveyed to Trust II and have therefore been included in our consolidated financial statements for all periods presented.  Additionally, the reserves disclosed in our Annual Report on Form 10-K for the period ending December 31, 2020 contemplated the reversion of the NPI on January 1, 2022.

Financing Highlights

On the Emergence Date, in connection with our emergence from the Chapter 11 Cases, we repaid all outstanding borrowings and accrued interest on the Predecessor’s credit agreement (the “Predecessor Credit Agreement”) and entered into a reserves-based credit agreement with a syndicate of banks (the “Credit Agreement”).  In September 2021, the borrowing base under the Credit Agreement of $750 million was reaffirmed in connection with our semi-annual borrowing base redetermination.  On September 15, 2021, we amended the Credit Agreement to reduce the amount of future production we are required to hedge.  In accordance with the amendment, we are now only required to hedge 50% of our projected production for any succeeding twelve months, as compared to 65% prior to the amendment.  Additionally, as long as we maintain a net leverage ratio of less than 1.0 to 1.0, we are no longer required to hedge any production for the next succeeding twelve months, compared to a 35% requirement prior to the amendment.  Refer to the “Long-Term Debt” footnote in the notes to the condensed consolidated financial statements for more information.

Dakota Access Pipeline

On March 25, 2020, the U.S. District Court for D.C. (“D.C. District Court”) found that the U.S. Army Corps of Engineers (“Army Corps”) had violated the National Environmental Policy Act when it granted an easement relating to a portion of the Dakota Access Pipeline (“DAPL”) because it had failed to prepare an environmental impact statement (“EIS”).  As a result, in an order issued July 6, 2020, the D.C. District Court vacated the easement and directed that the DAPL be shut down and emptied of oil by August 5, 2020.  After issuing a stay of the order to shut down the pipeline on August 5, 2020, the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), on January 26, 2021, affirmed the D.C. District Court’s decision to vacate the easement and concluded that the D.C. District Court must further consider whether shut down of the DAPL is an appropriate remedy while the Army Corps develops an EIS.  On May 21, 2021, the D.C. District Court ruled that it would not issue an injunction requiring a shutdown of the DAPL and that the DAPL could continue to operate while the Army Corps prepares an EIS.  The D.C. District Court further ruled on June 22, 2021 that the litigation be dismissed and that the plaintiffs could renew their challenge to DAPL upon the Army Corps’ issuance of an EIS.  Barring an appeal by plaintiffs or different discretionary action by the Army Corps, these rulings allow the DAPL’s continued operation unless and until new challenges are made and succeed following issuance of the EIS, which the Army Corps anticipates issuing in the fall of 2022.  On September 20, 2021, the DAPL’s owner filed a petition with the U.S. Supreme Court seeking review of the lower courts’ decisions requiring a new EIS and permit.  The U.S. Supreme Court has not yet decided whether to accept the case for review.  The potential disruption of transportation as a result of the DAPL being shut down or the anticipation of the DAPL being shut down could negatively impact our ability to achieve the most favorable prices for our crude oil production, which could have an adverse effect on our business, financial condition, results of operations or cash flows.  To help mitigate the potential impact of an unfavorable outcome, we have coordinated with our midstream partners and downstream markets to source transportation alternatives.

Results of Operations

Current Successor YTD Period Compared to Prior Successor Period and Predecessor YTD Period

We cannot adequately benchmark certain operating results of the Prior Successor Period against any of the previous periods reported in our condensed consolidated financial statements without combining that period with the Predecessor YTD Period, and we do not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that our key performance metrics such as sales, production, lease operating expenses and general and administrative expenses for the Prior Successor Period when combined with the Predecessor YTD Period provide more meaningful comparisons to prior periods and are more useful in identifying current business trends.  Accordingly, in addition to presenting our results of operations as reported in our condensed consolidated financial statements in accordance with GAAP, in certain circumstances the discussion in “Results of Operations” below utilizes the combined results for the nine months ended September 30, 2020.

	Successor		Predecessor	Non-GAAP
	Nine Months Ended September 30, 2021	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020	Combined Nine Months Ended September 30, 2020
Net production
Oil (MMBbl)	14.4	1.7	15.3	17.0
NGLs (MMBbl)	5.3	0.6	4.5	5.1
Natural gas (Bcf)	31.7	3.6	29.7	33.3
Total production (MMBOE)	25.0	2.9	24.7	27.7
Net sales (in millions) (1)
Oil	$882.0	$60.4	$440.8	$501.2
NGLs	106.7	1.8	20.1	21.9
Natural gas	60.3	(1.1)	(1.9)	(3.0)
Total oil, NGL and natural gas sales	$1,049.0	$61.1	$459.0	$520.1
Average sales prices
Oil (per Bbl) (1)	$61.06	$34.58	$28.86	$29.45
Effect of oil hedges on average price (per Bbl)	(12.78)	0.28	3.00	2.72
Oil after the effect of hedging (per Bbl)	$48.28	$34.86	$31.86	$32.17
Weighted average NYMEX price (per Bbl) (2)	$64.78	$39.63	$38.23	$38.37
NGLs (per Bbl) (1)	$20.23	$3.19	$4.45	$4.31
Effect of NGL hedges on average price (per Bbl)	(0.86)	-	-	-
NGLs after the effect of hedging (per Bbl)	$19.37	$3.19	$4.45	$4.31
Natural gas (per Mcf) (1)	$1.90	$(0.30)	$(0.06)	$(0.09)
Effect of natural gas hedges on average price (per Mcf)	(0.28)	0.15	(0.01)	0.01
Natural gas after the effect of hedging (per Mcf)	$1.62	$(0.15)	$(0.07)	$(0.08)
Weighted average NYMEX price (per MMBtu) (2)	$3.09	$2.24	$1.76	$1.81
Costs and expenses (per BOE)
Lease operating expenses	$7.21	$6.37	$6.40	$6.39
Transportation, gathering, compression and other	$0.93	$0.68	$0.90	$0.88
Production and ad valorem taxes	$3.14	$2.03	$1.67	$1.70
Depreciation, depletion and amortization	$6.29	$6.91	$13.69	$12.98
General and administrative	$1.37	$3.55	$3.71	$3.69
(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue increased $529 million to $1 billion when comparing the Current Successor YTD Period to the Combined Prior YTD Period.  Changes in sales revenue between periods are due to changes in production sold and changes in average commodity prices realized (excluding the impacts of hedging).  When comparing the Current Successor YTD Period to the Combined Prior YTD Period, increases in commodity prices realized between periods accounted for a $604 million increase in revenue, which was partially offset by a decrease in total production between periods that accounted for a $75 million decrease in revenue.

Our oil and gas volumes decreased by 15% and 5%, respectively, while our NGL volumes increased by 4% between periods.  The volume decreases between periods were primarily driven by normal field production decline and reduced development activity in 2020 as a result of sustained lower prices and our bankruptcy filing which negatively impacted production during the Current Successor YTD Period.  The decline in production resulting from lower activity was partially offset by production from new wells drilled and completed during the Current Successor YTD Period in the Williston Basin as well as higher NGL yields.

Our average price for oil, NGLs and natural gas (before the effects of hedging) increased 107%, 369% and 2,211%, respectively, between periods.  Our average realized price for oil, NGLs and natural gas primarily increased as a result of favorable movements in the NYMEX, Mont Belvieu and Conway market indices between periods.  Our oil average realized price differentials to NYMEX improved between periods as a result of decreased basin-wide utilization of pipeline capacity and lower firm transportation costs during the Current Successor YTD Period, and our natural gas average realized price differentials to NYMEX also improved significantly as a result of stronger regional pricing in the Williston Basin during the Current Successor YTD Period.  During the Combined Prior YTD Period, our average sales price realized for NGLs and natural gas was negatively impacted by rising market differentials as compared to market indices as well as high fixed third-party costs for transportation, gathering and compression services.  These third-party costs sometimes exceeded the ultimate price we received for our natural gas and accordingly resulted in negative gas revenues during the Combined Prior YTD Period.  While these negative gas prices adversely affected our total revenues, we continued to produce our wells in order to sell the associated oil and NGLs from these wells and to meet lease and regulatory requirements.

Lease Operating Expenses.  Our lease operating expenses (“LOE”) during the Current Successor YTD Period were $180 million, a $3 million increase over the Combined Prior YTD Period.  This increase was primarily due to a $9 million increase in well workover costs and a $5 million increase in the cost of oil field goods and services, partially offset by an $11 million decrease in saltwater disposal costs due to lower volumes between periods.

Our lease operating expenses on a BOE basis increased when comparing the Current Successor YTD Period to the Combined Prior YTD Period.  LOE per BOE amounted to $7.21 during the Current Successor YTD Period, which represents an increase of $0.82 per BOE (or 13%) from the Combined Prior YTD Period.  This increase was mainly due to lower overall production volumes between periods and the overall increase in LOE discussed above.

Transportation, Gathering, Compression and Other.  Our transportation, gathering, compression and other (“TGC”) expenses during the Current Successor YTD Period were $23 million, a slight decrease over the Combined Prior YTD Period.

TGC per BOE, however, increased when comparing the Current Successor YTD Period to the Combined Prior YTD Period.  TGC per BOE amounted to $0.93 per BOE, which represents an increase of $0.05 per BOE (or 6%) from the Combined Prior YTD Period.  This increase was mainly due to the transportation of certain oil volumes to additional delivery points during the third quarter of 2021 as well as lower overall production volumes between periods.  These impacts were partially offset by decreased rates negotiated with midstream partners as a result of the Chapter 11 Cases.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes during the Current Successor YTD Period were $79 million, a $31 million increase over the Combined Prior YTD Period, which was primarily due to higher sales revenue between periods.  Our production taxes, however, are generally calculated as a percentage of net oil, NGL and natural gas sales revenue before the effects of hedging, and this percentage on a company-wide basis was 7.1% and 8.6% for the Current Successor YTD Period and the Combined Prior YTD Period, respectively.  Our production tax rate for the Current Successor YTD Period was lower than the rate for the Combined Prior YTD Period as certain production taxes levied on unprocessed gas are volume-based and did not increase with the increase in realized prices.  Additionally, we recognized Colorado severance tax refunds during the Current Successor YTD Period.

Depreciation, Depletion and Amortization.  The components of our depletion, depreciation and amortization (“DD&A”) expense were as follows (in thousands):

	Successor		Predecessor	Non-GAAP
	Nine Months Ended September 30, 2021	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020	Combined Nine Months Ended September 30, 2020
Depletion	$147,047	$18,735	$327,227	$345,962
Accretion of asset retirement obligations	6,241	928	8,200	9,128
Depreciation	3,986	447	3,330	3,777
Total	$157,274	$20,110	$338,757	$358,867

DD&A decreased between the Current Successor YTD Period and the Predecessor YTD Period primarily due to $180 million in lower depletion expense related to a lower depletion rate between periods.  On a BOE basis, our overall DD&A rate of $6.29 per BOE for the Current Successor YTD Period was 118% lower than the rate of $13.69 per BOE for the Predecessor YTD Period.  The primary factors contributing to this lower DD&A rate were impairment write-downs on proved oil and gas properties in the Williston Basin recognized in the first and second quarters of 2020 and the application of fresh start accounting upon emergence from the Chapter 11 Cases, under which we adjusted the value of our oil and gas properties down to their fair values on the Emergence Date.  Refer to the “Fresh Start Accounting” footnote in the notes to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the period ending December 31, 2020 for more information.  Also contributing to the lower DD&A rate in the Current Successor YTD Period were upward reserve revisions to proved reserves, which were largely driven by higher commodity prices during the period.

Exploration and Impairment Costs.  The components of our exploration and impairment expense were as follows (in thousands):

	Successor		Predecessor	Non-GAAP
	Nine Months Ended September 30, 2021	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020	Combined Nine Months Ended September 30, 2020
Impairment	$5,130	$-	$4,161,885	$4,161,885
Exploration	2,985	4,207	22,945	27,152
Total	$8,115	$4,207	$4,184,830	$4,189,037

Impairment expense for the Current Successor YTD Period primarily relates to the amortization of leasehold costs associated with individually insignificant unproved properties.  Impairment expense for the Predecessor YTD Period primarily related to (i) $4 billion in non-cash impairment charges for the partial write-down of proved oil and gas properties across our Williston Basin resource play due to a reduction in reserves driven by depressed oil prices and a resultant decline in future development plans for those properties at the time and (ii) $12 million in impairment write-downs of undeveloped acreage costs for leases where we no longer had plans to drill.

Exploration costs decreased $24 million during the Current Successor YTD Period compared to the Combined Prior YTD Period primarily due to $17 million of lower deficiency fees paid under our produced water disposal agreement at our Redtail field, which contract was rejected through the Chapter 11 Cases, and $3 million of lower geology-related general and administrative expenses due to a company restructuring in September 2020.  Additionally, the Combined Prior YTD Period includes $4 million of costs related to write-offs of certain suspended well costs for wells we no longer intend to drill and early rig termination fees incurred during the period.

General and Administrative Expenses.  We report general and administrative (“G&A”) expenses net of third-party reimbursements and internal allocations.  The components of our G&A expenses were as follows (in thousands):

	Successor		Predecessor	Non-GAAP
	Nine Months Ended September 30, 2021	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020	Combined Nine Months Ended September 30, 2020
General and administrative expenses, other (1)	$82,059	$16,618	$135,746	$152,364
Stock-based compensation, non-cash	7,508	-	4,188	4,188
Reimbursements and allocations	(55,320)	(6,273)	(48,118)	(54,391)
General and administrative expenses, net (GAAP)	34,247	10,345	91,816	102,161
Less: Significant cost drivers (2)	-	(9,333)	(32,888)	(42,221)
Non-GAAP general and administrative expenses less significant cost drivers (3)	$34,247	$1,012	$58,928	$59,940
(1)	General and administrative expenses, other excludes non-cash stock-based compensation expense and reimbursements and allocations. We believe general and administrative expenses, other provides useful information to compare our expenses between periods without the impact of the aforementioned items.
(2)	Includes severance and restructuring charges, cash retention incentives for Predecessor executives and directors, third-party advisory and legal fees related to the Chapter 11 Cases and charges related to a litigation settlement discussed below.
(3)	We believe non-GAAP general and administrative expenses less significant cost drivers is a useful measure for investors to understand our general and administrative expenses incurred on a recurring basis. We further believe investors may utilize this non-GAAP measure to estimate future general and administrative expenses. However, this non-GAAP measure is not a substitute for general and administrative expenses, net (GAAP), and there can be no assurance that any of the significant cost drivers excluded from such metric will not be incurred again in the future.

G&A expenses, other during the Current Successor YTD Period decreased $70 million compared to the Combined Prior YTD Period primarily due to $42 million of significant cost drivers incurred during the Combined Prior YTD Period, including (i) $22 million in cash retention incentives paid to Predecessor executives and directors, (ii) $10 million of third party advisory and legal fees related to the Chapter 11 Cases that were incurred prior to the Petition Date or after the Emergence Date, (iii) $7 million of severance and restructuring costs for a company restructuring completed in the third quarter of 2020 and (iv) $3 million of additional costs related to a legal settlement.  In addition, compensation costs decreased by $21 million and corporate overhead costs decreased by $8 million as a result of the aforementioned company restructuring in the third quarter of 2020 and other cost reduction strategies implemented upon emergence from the Chapter 11 Cases, including the renegotiation of certain contracts.

G&A expense per BOE amounted to $1.37 during the Current Successor YTD Period, which represents a decrease of $2.32 per BOE (or 63%) from the Combined Prior YTD Period.  This decrease was mainly due to the overall decrease in G&A discussed above partially offset by lower overall production volumes between periods.  G&A expense per BOE excluding significant cost drivers was $2.17 per BOE during the Combined Prior YTD Period.

Derivative (Gain) Loss, Net.  Our commodity derivative contracts are marked to market each quarter with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in us making or receiving a payment to or from the counterparty.  Derivative (gain) loss, net, amounted to a loss of $525 million and a gain of $212 million for the Current Successor YTD Period and the Combined Prior YTD Period, respectively.  These gains and losses relate to our collar, swap, basis swap and differential swap commodity derivative contracts and resulted from the upward and downward shifts, respectively, in the futures curve of forecasted commodity prices for crude oil, natural gas and NGLs during those periods.

For more information on our outstanding derivatives refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements.

(Gain) Loss on Sale of Properties.  During the Current Successor YTD Period, we sold all of our interests in the producing assets and undeveloped acreage, including the associated midstream assets, of our Redtail field located in the Denver-Julesburg Basin of Weld County, Colorado for aggregate sales proceeds of $171 million (before post-closing adjustments), which resulted in a pre-tax gain on sale of $90 million.  Refer to the “Acquisitions and Divestitures” footnote in the consolidated financial statements for more information on this transaction.  Additionally, during the Current Successor YTD Period, a series of non-core producing oil and gas properties were divested for aggregate sales proceeds of $6.4 million (before closing adjustments).  As a result of one of these divestitures, our asset retirement obligation liability decreased by $10 million and we recognized a corresponding gain on sale of $10 million.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Successor		Predecessor	Non-GAAP
	Nine Months Ended September 30, 2021	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020	Combined Nine Months Ended September 30, 2020
Credit agreements	$9,453	$1,665	$23,948	$25,613
Amortization of debt issue costs, discounts and premiums	2,660	371	13,536	13,907
Other	842	92	730	822
Notes	-	-	34,840	34,840
Total	$12,955	$2,128	$73,054	$75,182

The decrease in interest expense of $60 million during the Current Successor YTD Period compared to the Predecessor YTD Period was primarily attributable to lower interest costs incurred on our notes and our credit agreements and lower amortization of debt issue costs, discounts and premiums.  Upon filing of the Chapter 11 Cases on April 1, 2020, we discontinued accruing interest on our notes, which resulted in a $35 million decrease in note interest expense between periods.  In addition, the remaining unamortized debt issuance costs and premiums associated with these notes were written off on the Petition Date, resulting in an $11 million decrease in amortization expense between periods.  Upon emergence from the Chapter 11 Cases, all outstanding obligations under our notes were cancelled in exchange for shares of Successor common stock.  Refer to the “Chapter 11 Emergence” and “Long-Term Debt” footnotes in the notes to the condensed consolidated financial statements for more information.

The decrease in interest expense incurred on our credit agreements of $14 million during the Current Successor YTD Period compared to the Predecessor YTD Period resulted from lower borrowings outstanding between periods.  Our weighted average borrowings outstanding under the Credit Agreement during the Current Successor YTD Period were $226 million compared to $761 million of weighted average borrowings outstanding under the Predecessor Credit Agreement during the Predecessor YTD Period.

Our weighted average debt outstanding during the Current Successor YTD Period, consisting solely of borrowings under the Credit Agreement, was $226 million, with a weighted average cash interest rate of 5.6%.  Our weighted average debt outstanding during the Predecessor YTD Period, consisting of the notes and borrowings outstanding on the Predecessor Credit Agreement, was $3.2 billion, with a weighted average cash interest rate of 2.8%.  The lower interest rate during the Predecessor YTD Period primarily relates to the discontinuation of interest on our Senior Notes beginning in April 2020 as a result of filing the Chapter 11 Cases.

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

Reorganization Items, Net. During the Predecessor YTD Period, we recognized a net gain of $217 million related to the Chapter 11 Cases consisting of (i) gains on settlement of certain liabilities, including our Senior Notes, upon consummation of the Plan, (ii) fresh start accounting fair value adjustments, (iii) legal and professional advisory fees recognized between the Petition Date and the Emergence Date and (iv) the write-off of debt issuance costs and premiums associated with our Senior Notes.  Refer to the “Chapter 11 Emergence” and “Fresh Start Accounting” footnotes in the notes to the condensed consolidated financial statements for more information on amounts recorded to reorganization items, net.

Income Tax Benefit.  As a result of the full valuation allowance on our U.S. deferred tax assets (“DTAs”) as of September 30, 2021 (Successor), we did not recognize any U.S. income tax expense resulting in an overall U.S. effective tax rate of 0% for the Current Successor YTD Period.

During the Combined Prior YTD Period, we recorded a tax benefit of $68 million reflecting a reduction in the overall expected Canadian tax liability as a result of a legal entity restructuring we initiated during the period.  Refer to the “Income Taxes” footnote in the notes to the condensed consolidated financial statements for more information on the legal restructuring and related Canadian deferred tax liability.

We also recognized a $1 million U.S. income tax benefit during the Combined Prior YTD Period related to an alternative minimum tax refund received.  As a result of the full valuation allowance on our U.S. DTAs as of September 30, 2020 (Successor) and August 31, 2020 (Predecessor), no additional U.S. tax benefit or expense was recognized.

Our overall effective tax rate of 1.72% for the Combined Prior YTD Period was lower than the U.S. statutory income tax rate as a result of the full valuation allowance on our U.S. DTAs and the reduction of our overall expected Canadian tax liability discussed above.

Three Months Ended September 30, 2021 Compared to Three Months Ended June 30, 2021

	Successor
	Three Months Ended
	September 30,	June 30,
	2021	2021
Net production
Oil (MMBbl)	4.8	4.9
NGLs (MMBbl)	1.9	1.8
Natural gas (Bcf)	10.7	10.7
Total production (MMBOE)	8.5	8.4
Net sales (in millions) (1)
Oil	$316.9	$308.4
NGLs	51.4	28.3
Natural gas	26.0	13.3
Total oil, NGL and natural gas sales	$394.3	$350.0
Average sales prices
Oil (per Bbl) (1)	$66.54	$63.46
Effect of oil hedges on average price (per Bbl)	(16.57)	(13.64)
Oil after the effect of hedging (per Bbl)	$49.97	$49.82
Weighted average NYMEX price (per Bbl) (2)	$70.55	$66.03
NGLs (per Bbl) (1)	$26.81	$15.76
Effect of NGL hedges on average price (per Bbl)	(1.93)	(0.47)
NGLs after the effect of hedging (per Bbl)	$24.88	$15.29
Natural gas (per Mcf) (1)	$2.42	$1.25
Effect of natural gas hedges on average price (per Mcf)	(0.82)	(0.04)
Natural gas after the effects of hedging (per Mcf)	$1.60	$1.21
Weighted average NYMEX price (per MMBtu) (2)	$3.95	$2.74
Costs and expenses (per BOE)
Lease operating expenses	$6.68	$7.61
Transportation, gathering, compression and other	$1.04	$0.88
Production and ad valorem taxes	$3.39	$3.04
Depreciation, depletion and amortization	$6.13	$6.12
General and administrative	$1.41	$1.42
(1)	Before consideration of hedging transactions.
(2)	Average NYMEX pricing weighted for monthly production volumes.

Oil, NGL and Natural Gas Sales.  Our oil, NGL and natural gas sales revenue increased $44 million to $394 million when comparing the third quarter of 2021 to the second quarter of 2021.  Changes in sales revenue between periods are due to changes in production sold and changes in average commodity prices realized (excluding the impacts of hedging).  When comparing the third quarter of 2021 to the second quarter of 2021, increases in commodity prices realized between periods accounted for a $48 million increase in revenue, which was partially offset by a decrease in oil production between periods that accounted for a $4 million decrease in revenue.

Our NGL and natural gas volumes increased by 7% and 1%, respectively, while our oil volumes decreased by 2% between periods.  The overall volume increase between periods was primarily driven by production from new wells drilled and completed during the first three quarters of 2021 in the Williston Basin and higher NGL yields, partially offset by normal field production decline.

Our average price for oil, NGLs and natural gas (before the effects of hedging) increased 5%, 70% and 94%, respectively, between periods.  Our average sales price realized for oil, NGLs and natural gas primarily increased as a result of favorable movements in the NYMEX, Mont Belvieu and Conway market indices between periods.

Lease Operating Expenses.  Our LOE during the third quarter of 2021 were $57 million, an $8 million decrease over the second quarter of 2021.  This decrease between periods was primarily due to $4 million of lower LOE from ongoing cost reduction initiatives, $2 million of lower saltwater disposal costs and a $2 million decrease in well workover activity between periods.

Our lease operating expenses on a BOE basis also decreased when comparing the third quarter of 2021 to the second quarter of 2021.  LOE per BOE amounted to $6.68 during the third quarter of 2021, which represents a decrease of $0.93 per BOE (or 12%) from the second quarter of 2021.  This decrease was mainly due to the overall decrease in LOE discussed above.

Transportation, Gathering, Compression and Other.  Our TGC expenses during the third quarter of 2021 were $9 million, a slight increase over the second quarter of 2021.  This increase was primarily due to expense associated with the transportation of certain oil volumes to additional delivery points during the third quarter of 2021.

TGC per BOE increased when comparing the third quarter of 2021 to the second quarter of 2021.  TGC per BOE amounted to $1.04 per BOE during the third quarter of 2021, which represents an increase of $0.16 per BOE (or 18%) from the second quarter of 2021.  This increase was mainly due to the overall increase in TGC expense discussed above.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes during the third quarter of 2021 totaled $29 million, a $3 million increase over the second quarter of 2021, which was primarily due to Colorado severance tax refunds recognized during the second quarter of 2021 and higher sales revenue between periods.  Our production taxes, however, are generally calculated as a percentage of net oil, NGL and natural gas sales revenue before the effects of hedging, and this percentage on a company-wide basis was 7.0% and 6.9% for the third quarter of 2021 and the second quarter of 2021, respectively.  Our production tax rates for these periods are lower than our historical average rates primarily due to certain production taxes levied on unprocessed gas, which are volume-based and have not increased with the increase in realized prices that occurred over the past six months.

Depreciation, Depletion and Amortization.  The components of our DD&A expense were as follows (in thousands):

	Successor
	Three Months Ended
	September 30,	June 30,
	2021	2021
Depletion	$48,815	$48,081
Accretion of asset retirement obligations	1,829	2,190
Depreciation	1,283	1,347
Total	$51,927	$51,618

DD&A expense was consistent between periods.  On a BOE basis, our overall DD&A rate was $6.13 per BOE for the third quarter of 2021, which represents an increase of $0.01 per BOE from the second quarter of 2021.

Exploration and Impairment Costs.  The components of our exploration and impairment expense, which were consistent between periods, were as follows (in thousands):

	Successor
	Three Months Ended
	September 30,	June 30,
	2021	2021
Impairment	$2,439	$1,250
Exploration	1,007	797
Total	$3,446	$2,047

General and Administrative Expenses.  We report G&A expenses net of third-party reimbursements and internal allocations.  The components of our G&A expenses were as follows (in thousands):

	Successor
	Three Months Ended
	September 30,	June 30,
	2021	2021
General and administrative expenses, other (1)	$27,962	$27,197
Stock-based compensation, non-cash	2,744	2,455
Reimbursements and allocations	(18,745)	(17,657)
General and administrative expenses, net (GAAP)	$11,961	$11,995
(1)	General and administrative expenses, other excludes non-cash stock-based compensation expense and reimbursements and allocations. We believe general and administrative expenses, other provides useful information to compare our expenses between periods without the impact of the aforementioned items.

G&A expenses were consistent between periods.  G&A expense per BOE amounted to $1.41 per BOE during the third quarter of 2021, which represents a decrease of $0.01 per BOE (or 1%) from the second quarter of 2021.

Derivative (Gain) Loss, Net.  Our commodity derivative contracts are marked to market each quarter with fair value gains and losses recognized immediately in earnings as derivative (gain) loss, net.  Cash flow, however, is only impacted to the extent that settlements under these contracts result in us making or receiving a payment to or from the counterparty.  Derivative (gain) loss, net, amounted to losses of $123 million and $255 million for the three months ended September 30, 2021 and June 30, 2021, respectively.  These losses relate to our collar, swap, differential swap and basis swap commodity derivative contracts and resulted from the upward shift in the futures curve of forecasted commodity prices for crude oil, natural gas and NGLs during the respective periods.

For more information on our outstanding derivatives refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements.

(Gain) Loss on Sale of Properties.  During the third quarter of 2021, we sold all of our interests in producing assets and undeveloped acreage, including the associated midstream assets, of our Redtail field located in the Denver-Julesburg Basin of Weld County, Colorado for aggregate sales proceeds of $171 million (before post-closing adjustments), which resulted in a pre-tax gain on sale of $90 million.  Refer to the “Acquisitions and Divestitures” footnote in the consolidated financial statements for more information on this transaction.

Interest Expense.  The components of our interest expense were as follows (in thousands):

	Successor
	Three Months Ended
	September 30,	June 30,
	2021	2021
Credit agreement	$2,541	$2,974
Amortization of debt issue costs	887	887
Other	443	120
Total	$3,871	$3,981

Interest expense was slightly lower between periods due to a decrease in weighted average borrowings outstanding under our Credit Agreement.

Income Tax Benefit.  As a result of the full valuation allowance on our DTAs as of September 30, 2021 and June 30, 2021 (Successor), no income tax expense or benefit was recognized during the second and third quarters of 2021.  This resulted in overall effective tax rates of 0% for both periods.

Liquidity and Capital Resources

Overview.  At September 30, 2021, we had $13 million of unrestricted cash on hand, $72 million of long-term debt and $1.4 billion of shareholders’ equity, while at December 31, 2020, we had $26 million of unrestricted cash on hand, $360 million of long-term debt and $1.2 billion of equity.  We expect that our liquidity going forward will be primarily derived from cash flows from operating activities, cash on hand and availability under the Credit Agreement and that these sources of liquidity will be sufficient to provide us the ability to fund our material cash requirements, as described below, as well as our operating and development activities and planned capital programs.  We may need to fund acquisitions or other business opportunities that support our strategy through additional borrowings or the issuance of common stock or other forms of equity.

Cash Flows.  During the Successor YTD Period, we generated $526 million of cash from operating activities, an increase of $402 million from the Combined Prior YTD Period.  Cash provided by operating activities increased between periods primarily due to higher realized sales prices, as well as lower cash G&A, cash interest expense and exploration expenses.  These positive factors were partially offset by an increase in cash settlements paid on our commodity derivative contracts and higher production taxes between periods.  Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on increases and decreases in certain expenses between periods.  During the Successor YTD Period, cash flows from operating activities and $180 million of proceeds from the sale of properties were used for the net repayment of $288 million of outstanding borrowings under the Credit Agreement, to fund the $271 million Williston Basin acquisition and for $151 million of drilling and development expenditures.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility, which we partially mitigate through the use of commodity derivative contracts.  As of October 31, 2021, we had crude oil derivative contracts (consisting of collars, swaps and differential swaps) covering the sale of 36,000 Bbl, 37,000 Bbl and 13,000 Bbl of oil per day for the remainder of 2021, the full year 2022 and the first three quarters of 2023, respectively.  As of October 31, 2021, we had natural gas derivative contracts (consisting of collars, swaps and basis swaps) covering the sale of 118,000 MMBtu, 86,000 MMBtu and 43,000 MMBtu of natural gas per day through the remainder of 2021, the full year 2022 and the first three quarters of 2023, respectively.  As of October 31, 2021, we had NGL derivative contracts (consisting of swaps) covering the sale of 189,000 gallons and 105,000 gallons of NGLs per day for the remainder of 2021 and the full year 2022, respectively.  For more information on our outstanding derivatives refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements.

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

Our long-term material cash requirements from currently known obligations include repayment of outstanding borrowings and interest payment obligations under our Credit Agreement, settlements on our outstanding commodity derivative contracts, future obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, operating and finance lease obligations and contracts to transport a minimum volume of crude oil and natural gas within specified time frames.  The following table summarizes our estimated material cash requirements for known obligations as of September 30, 2021.  This table does not include repayments of outstanding borrowings on our Credit Agreement, or the associated interest payments, as the timing and amount of borrowings and repayments cannot be forecasted with certainty and are based on working capital requirements, commodity prices and acquisition and divestiture activity, among other factors.  As of September 30, 2021, our outstanding borrowings under our Credit Agreement were $72 million, with a weighted average interest rate on the outstanding principal balance of 3.8%.  Refer to “Credit Agreement” below as well as the “Long-Term Debt” footnote in the notes to the condensed consolidated financial statements for more information.  This table also does not include amounts payable under obligations where we cannot forecast with certainty the amount and timing of such payments, including any amounts we may be obligated to pay under our derivative contracts, as such payments are dependent on commodity prices in effect at the time of settlement.  Refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements for further information on these contracts and their fair values as of September 30, 2021, which fair values represent the cash settlement amount required to terminate such instruments based on forward price curves for commodities as of that date.

	Payments due by period
	(in thousands)
		Less than 1			More than
Material Cash Requirements	Total	year	1-3 years	3-5 years	5 years
Asset retirement obligations (1)	$92,505	$7,384	$40,344	$15,342	$29,435
Operating leases (2)	21,574	2,322	6,542	4,325	8,385
Finance leases (2)	2,482	1,529	953	-	-
Pipeline transportation agreements (3)	1,432	1,432	-	-	-
Total	$117,993	$12,667	$47,839	$19,667	$37,820
(1)	Asset retirement obligations represent the present value of estimated amounts expected to be incurred in the future to plug and abandon oil and gas wells, remediate oil and gas properties and dismantle their related plants and facilities.
(2)	We have operating and finance leases for corporate and field offices, midstream facilities and automobiles. As a result of the Denver-Julesburg Basin divestiture described in “Recent Developments” above, certain finance leases for a pipeline and vehicles were terminated and reduced our material cash requirements from finance leases by approximately $13 million as compared to our obligations as of June 30, 2021. The obligations reported above represent our minimum financial commitments pursuant to the terms of the remaining contracts. Refer to the “Leases” footnote in the notes to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020 for more information on these leases.
(3)	Our pipeline transportation agreements consist of contracts through 2024 with various third parties to facilitate the delivery of our produced oil, gas and NGLs to market. These contracts require either fixed monthly reservation fees or commitments to deliver minimum volumes at fixed rates in exchange for dedicated pipeline capacity. If minimum volume commitments are not met, we are required to pay any deficiencies at the prices stipulated in the contracts. The obligations reported above represent our minimum financial commitments pursuant to the terms of these contracts, however, our actual expenditures under these contracts may exceed the minimum commitments presented above.

Exploration and Development Expenditures.  During the Current Successor YTD Period and the Combined Prior YTD Period, we incurred accrual basis exploration and development (“E&D”) expenditures of $181 million and $189 million, respectively.  Of these expenditures, 99% and 96%, respectively, were incurred in our large resource play in the Williston Basin of North Dakota and Montana, where we have focused our current development.  Capital expenditures reported in the condensed consolidated statements of cash flows are calculated on a cash basis, which differs from the accrual basis used to calculate the incurred capital expenditures as detailed in the table below:

	Successor		Predecessor	Non-GAAP
	Nine Months Ended September 30, 2021	One Month Ended September 30, 2020	Eight Months Ended August 31, 2020	Combined Nine Months Ended September 30, 2020
Capital expenditures, accrual basis	$181,006	$3,489	$185,363	$188,852
Decrease (increase) in accrued capital expenditures and other noncash capital activity	(29,612)	5,551	53,093	58,644
Capital expenditures, cash basis	$151,394	$9,040	$238,456	$247,496

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

Credit Agreement.  Whiting Petroleum Corporation, as parent guarantor, and Whiting Oil and Gas, as borrower, are parties to the Credit Agreement, a reserves-based credit facility with a syndicate of banks.  The Credit Agreement had a borrowing base and aggregate commitments of $750 million as of September 30, 2021.  As of September 30, 2021, we had $676 million of available borrowing capacity under the Credit Agreement, which was net of $72 million of borrowings outstanding and $2 million in letters of credit outstanding.  On September 15, 2021, we entered into an amendment to the Credit Agreement in connection with the October 1, 2021 regular borrowing base redetermination that (i) reaffirmed the $750 million borrowing base with such redetermination contemplating the closing of our recent divestiture described in the “Acquisitions and Divestitures” footnote, (ii) reduced our requirement to maintain commodity hedges covering our projected production for the succeeding twelve months from a minimum of 65% to a minimum of 50% and (iii) eliminated our requirement to maintain commodity hedges covering our projected production for the second succeeding twelve-month period, provided that we maintain a consolidated net leverage ratio of less than 1.0 to 1.0 as of the last day of any fiscal quarter (the “Compliance Date”).  If our consolidated net leverage ratio equals or exceeds 1.0 to 1.0 at any Compliance Date, we will be required to hedge 35% of our projected production for the second succeeding twelve-month period.

The borrowing base under the Credit Agreement is determined at the discretion of the lenders, based on the collateral value of our proved reserves that have been mortgaged to the lenders, and is subject to regular redeterminations on April 1 and October 1 of each year, as well as special redeterminations described in the Credit Agreement, which in each case may increase or decrease the borrowing base.  Additionally, we can increase the aggregate commitments by up to an additional $750 million, subject to certain conditions.

Up to $50 million of the borrowing base may be used to issue letters of credit for the account of Whiting Oil and Gas or our other designated subsidiaries.  As of September 30, 2021, $48 million was available for additional letters of credit under the Credit Agreement.

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

The Credit Agreement contains restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, enter into hedging contracts, incur liens and engage in certain other transactions without the prior consent of our lenders.  The Credit Agreement also restricts our ability to make any dividend payments or cash distributions on our common stock except to the extent that we have distributable free cash flow and (i) have at least 20% of available borrowing capacity, (ii) have a consolidated net leverage ratio of less than or equal to 2.0 to 1.0, (iii) do not have a borrowing base deficiency and (iv) are not in default under the Credit Agreement.  These restrictions apply to all of our restricted subsidiaries and are calculated in accordance with definitions contained in the Credit Agreement.  The amended Credit Agreement requires us, as of the last day of any quarter, to maintain commodity hedges covering a minimum of 50% of our projected production for the succeeding twelve months, as reflected in the reserves report most recently provided by us to the lenders under the Credit Agreement.  If our consolidated net leverage ratio equals or exceeds 1.0 to 1.0 as of the last day of any fiscal quarter, we will also be required to hedge 35% of our projected production for the next succeeding twelve months.  We are also limited to hedging a maximum of 85% of our production from proved reserves.  The Credit Agreement requires us to maintain the following ratios: (i) a consolidated current assets to consolidated current liabilities ratio of not less than 1.0 to 1.0 and (ii) a total debt to last four quarters’ EBITDAX ratio of not greater than 3.5 to 1.0.

For further information on the loan security related to the Credit Agreement, refer to the “Long-Term Debt” footnote in the notes to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Information regarding critical accounting policies and estimates is contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  No material updates were made to such critical accounting policies and estimates during the nine months ended September 30, 2021.

Forward-Looking Statements

This report contains statements that we believe to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements other than historical facts, including, without limitation, statements regarding our future financial position, business strategy, cash flows, acquisitions and divestitures, returns, costs and capital expenditures, and plans and objectives of management for future operations, are forward-looking statements.  When used in this report, words such as “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe” or “should” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements.  Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements.

These risks and uncertainties include, but are not limited to, risks associated with:

●	declines in, or extended periods of low oil, NGL or natural gas prices;
●	the occurrence of epidemic or pandemic diseases, including the coronavirus pandemic;
●	actions of the Organization of Petroleum Exporting Countries and other oil exporting nations to set and maintain production levels;
●	the impacts of hedging on our results of operations;
●	regulatory developments, including the potential shutdown of the Dakota Access Pipeline and new or amended federal, state and local initiatives relating to the regulation of hydraulic fracturing, air emissions and other aspects of oil and gas operations that could have a negative effect on the oil and gas industry and/or increase costs of compliance;
●	the geographic concentration of our operations;
●	our inability to access oil and gas markets due to market conditions or operational impediments;
●	adequacy of midstream and downstream transportation capacity and infrastructure;
●	shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and completion services;
●	adverse weather conditions that may negatively impact development or production activities;
●	potential losses and claims resulting from our oil and gas operations, including uninsured or underinsured losses;
●	lack of control over non-operated properties;
●	cybersecurity attacks or failures of our telecommunication and other information technology infrastructure;
●	revisions to reserve estimates as a result of changes in commodity prices, regulation and other factors;
●	inaccuracies of our reserve estimates or our assumptions underlying them;
●	impact of negative shifts in investor sentiment and public perception towards the oil and gas industry and corporate governance standards;
●	climate change issues;
●	litigation and other legal proceedings; and
●	other risks described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2020.

We assume no obligation, and disclaim any duty, to update the forward-looking statements in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The price we receive for our oil, NGL and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Crude oil, NGL and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand.  Historically, the markets for oil, NGLs and natural gas have been volatile, and these markets will likely continue to be volatile in the future.

We periodically enter into derivative contracts to achieve a more predictable cash flow by reducing our exposure to oil, NGL and natural gas price volatility.  Our derivative contracts have traditionally been two-way collars, swaps, basis swaps and differential swaps, although we evaluate and have entered into other forms of derivative instruments as well.  We do not apply hedge accounting, and therefore all changes in commodity derivative fair values are recorded immediately to earnings.

Crude Oil, Natural Gas and NGL Collars, Swaps and Basis and Differential Swaps.  Our hedging portfolio currently consists of crude oil, natural gas and NGL collars and swaps, as well as crude oil differential swaps and natural gas basis swaps.  Refer to the “Derivative Financial Instruments” footnote in the notes to the condensed consolidated financial statements for a description and list of our outstanding derivative contracts at September 30, 2021.

Our collar contracts have the effect of providing a protective floor, while allowing us to share in upward pricing movements up to the ceiling price.  Our fixed-price swap contracts entitle us to receive settlement from the counterparty in amounts, if any, by which the settlement price for the applicable calculation period is less than the fixed price, or require us to pay the counterparty if the settlement price for the applicable calculation period is more than the fixed price.  Our basis and differential swap contracts guarantee us a fixed price differential to NYMEX and the referenced index price, with settlement terms based on the difference between the floating market price differential and the fixed price differential.

The fair value of our oil derivative positions at September 30, 2021 was a net liability of $308 million.  A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of September 30, 2021 would cause an increase of $109 million or a decrease of $106 million, respectively, in this fair value liability.  The fair value of our natural gas derivative positions was a net liability of $65 million.  A hypothetical upward or downward shift of 10% per MMBtu in the NYMEX forward curve for natural gas as of September 30, 2021 would cause an increase of $8 million or a decrease of $23 million, respectively, in this fair value liability.  The fair value of our NGL derivative positions was a net liability of $10 million.  A hypothetical upward or downward shift of 10% per Bbl in the Mont Belvieu and Conway forward curves for propane as of September 30, 2021 would cause an increase or decrease, respectively, of $4 million in this fair value liability.

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

Interest Rate Risk

Market risk is estimated as the change in fair value resulting from a hypothetical 100 basis point change in the interest rate on the outstanding balance under the Credit Agreement.  The Credit Agreement allows us to fix the interest rate for all or a portion of the principal balance for a period up to one month.  To the extent that the interest rate is fixed, interest rate changes affect the instrument’s fair market value but do not impact results of operations or cash flows.  Conversely, for the portion of the Credit Agreement that has a floating interest rate, interest rate changes will not affect the fair market value but will impact future results of operations and cash flows.  At September 30, 2021, our outstanding principal balance under the Credit Agreement was $72 million, and the weighted average interest rate on the outstanding principal balance was 3.8%.  At September 30, 2021, the carrying amount approximated fair market value.  Assuming a constant debt level of $72 million, the cash flow impact resulting from a 100 basis point change in interest rates during periods when the interest rate is not fixed would be $1 million over a 12-month time period.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2021.  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

The information contained in the “Commitments and Contingencies” footnote in the notes to the condensed consolidated financial statements under the headings “Chapter 11 Cases” and “Litigation” are incorporated herein by reference.

Item 1A.  Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  No material change to such risk factors has occurred during the nine months ended September 30, 2021.

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

(10.1)

First Amendment to Credit Agreement, dated as of June 7, 2021, among Whiting Oil and Gas Corporation as Borrower, its Parent Guarantor Whiting Petroleum Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent and the lenders signatory thereto [Incorporated by reference to Exhibit 10.1 to Whiting Petroleum Corporation’s Quarterly Report on Form 10-Q filed on August 4, 2021 (File No. 001-31899)].

(10.2)

Second Amendment and Waiver to Credit Agreement, dated as of September 15, 2021, among Whiting Oil and Gas Corporation as Borrower, its Parent Guarantor Whiting Petroleum Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent and the lenders signatory thereto.

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

(101)

The following materials from Whiting Petroleum Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity and (v) Notes to Condensed Consolidated Financial Statements.  The instance document does not appear in the interactive data file because its XBRL tags are embedded within the iXBRL document.

(104)

Cover Page Interactive Data File (formatted as Inline XBRL) – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the iXBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of November, 2021.

WHITING PETROLEUM CORPORATION

By	/s/ Lynn A. Peterson
Lynn A. Peterson
President and Chief Executive Officer

By	/s/ James P. Henderson
James P. Henderson
Executive Vice President Finance and Chief Financial Officer

By	/s/ Sirikka R. Lohoefener
Sirikka R. Lohoefener
Vice President, Accounting and Controller