Form 10-K/A
period 2021-12-31
WHITING PETROLEUM CORP
filed 2022-03-04
CIK 1255474

combined

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Whiting Petroleum Corporation (the “Company,” “we” or “our”) for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2022 (the “Original 10-K”).

In Item 8 of Part II of the Original 10-K, the Company corrected certain errors in its Supplemental Disclosures About Oil and Gas Producing Activities (Unaudited) (the “Supplemental Disclosures”) for the years ended December 31, 2020 and 2019.  The Company originally concluded that such errors were immaterial and classified the correction of such errors as revisions to previously reported amounts.  Subsequent to the filing of the Original 10-K, it was determined that such errors were material, and the Amendment is being filed to amend and restate Item 8 of the Original 10-K to recharacterize the correction of these errors as a restatement of the Company’s Supplemental Disclosures for the years ended December 31, 2020 and 2019.  There are no changes to any amounts previously reported within Item 8 of the Original 10-K.  As a result of the Company’s conclusion that our Supplemental Disclosures for the years ended December 31, 2020 and 2019 contained material errors, we also concluded that our disclosure controls and procedures were ineffective as of December 31, 2020, as discussed in Item 9A of this Amendment.  This does not affect our conclusion that our disclosure controls and procedures for the year ended December 31, 2021 were effective.

In addition, pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of the Original 10-K has been amended and restated to include updates to applicable exhibits, consisting of currently-dated consents of the independent registered public accounting firm and certified independent petroleum engineers and current certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other information included in the Original 10-K is being amended, updated, changed or restated by the Amendment and the Amendment does not purport to reflect any information or events subsequent to the Original 10-K.  The Amendment continues to describe the conditions as of the date of the Original 10-K and, except as expressly contained herein, this Amendment is not intended to update, modify, or supplement the disclosures contained in the Original 10-K.  Accordingly, this Amendment should be read in conjunction with the Original 10-K and our other filings with the SEC.

PART II

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

SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (AS RESTATED)

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

Restatement of 2019 and 2020 Standardized Measure of Discounted Future Net Cash Flows

The Company has corrected certain errors in the unaudited Standardized Measure calculations previously reported in the supplemental disclosures to the Company’s financial statements for the years ended December 31, 2020 and 2019.  The Company has restated the line item for future development costs to include estimated costs related to property abandonment in accordance with FASB ASC 932-235-50-30, 50-31 and 55-6.  This change also impacts the calculation of future income taxes and discount for each respective period.  The tables below set forth the effect of these errors on the Standardized Measure calculations previously disclosed in the supplemental disclosures to the Company’s financial statements for the years ended December 31, 2020 and 2019 (in thousands).

	December 31, 2020			December 31, 2019
	As Previously Reported	Change	As Restated	As Previously Reported	Change	As Restated
Future cash flows	$5,628,620	$-	$5,628,620	$14,700,974	$-	$14,700,974
Future production costs	(3,074,138)	-	(3,074,138)	(6,983,878)	-	(6,983,878)
Future development costs	(508,969)	(303,385)	(812,354)	(1,451,487)	(317,650)	(1,769,137)
Future income tax expense	(13,879)	13,879	-	(88,960)	10,680	(78,280)
Future net cash flows	2,031,634	(289,506)	1,742,128	6,176,649	(306,970)	5,869,679
10% annual discount for estimated timing of cash flows	(840,855)	170,704	(670,151)	(2,474,320)	253,375	(2,220,945)
Standardized measure of discounted future net cash flows	$1,190,779	$(118,802)	$1,071,977	$3,702,329	$(53,595)	$3,648,734

	Year Ended December 31, 2020			Year Ended December 31, 2019
	As Previously Reported	Change	As Restated	As Previously Reported	Change	As Restated
Beginning of year	$3,702,329	$(53,595)	$3,648,734	$5,206,110	$(53,361)	$5,152,749
Sale of oil and gas produced, net of production costs	(404,495)	-	(404,495)	(1,063,167)	-	(1,063,167)
Sales of minerals in place	(8,539)	-	(8,539)	(52,456)	-	(52,456)
Net changes in prices and production costs	(2,061,696)	-	(2,061,696)	(1,681,530)	-	(1,681,530)
Extensions, discoveries and improved recoveries	123,073	-	123,073	234,782	-	234,782
Previously estimated development costs incurred during the period	197,960	-	197,960	455,236	-	455,236
Changes in estimated future development costs	632,468	(66,268)	566,200	(12,964)	20,910	7,946
Purchases of minerals in place	-	-	-	-	-	-
Revisions of previous quantity estimates	(1,398,437)	-	(1,398,437)	(191,329)	-	(191,329)
Net change in income taxes	37,883	6,420	44,303	287,036	(15,808)	271,228
Accretion of discount	370,233	(5,359)	364,874	520,611	(5,336)	515,275
End of year	$1,190,779	$(118,802)	$1,071,977	$3,702,329	$(53,595)	$3,648,734

The Company has assessed the materiality of these errors in accordance with the guidelines provided by the SEC under Staff Accounting Bulletin Topic 1M: Materiality and Staff Accounting Bulletin Topic 1N: Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements.  Based on this analysis, the Company has determined that these errors were material to each of the years ended December 31, 2020 and 2019.

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

The Standardized Measure relating to proved oil and natural gas reserves is as follows (in thousands):

	December 31,
	2021	2020 (1)	2019 (1)
Future cash flows	$13,554,387	$5,628,620	$14,700,974
Future production costs	(5,040,334)	(3,074,138)	(6,983,878)
Future development costs	(864,049)	(812,354)	(1,769,137)
Future income tax expense	(1,241,224)	-	(78,280)
Future net cash flows	6,408,780	1,742,128	5,869,679
10% annual discount for estimated timing of cash flows	(2,729,490)	(670,151)	(2,220,945)
Standardized measure of discounted future net cash flows	$3,679,290	$1,071,977	$3,648,734
(1)	As restated.

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

The changes in the Standardized Measure relating to proved oil and natural gas reserves are as follows (in thousands):

	Year Ended December 31,
	2021	2020 (1)	2019 (1)
Beginning of year	$1,071,977	$3,648,734	$5,152,749
Sale of oil and gas produced, net of production costs	(1,128,837)	(404,495)	(1,063,167)
Sales of minerals in place	(150,660)	(8,539)	(52,456)
Net changes in prices and production costs	2,877,747	(2,061,696)	(1,681,530)
Extensions, discoveries and improved recoveries	286,422	123,073	234,782
Previously estimated development costs incurred during the period	163,740	197,960	455,236
Changes in estimated future development costs	(112,230)	566,200	7,946
Purchases of minerals in place	223,819	-	-
Revisions of previous quantity estimates	1,042,079	(1,398,437)	(191,329)
Net change in income taxes	(701,965)	44,303	271,228
Accretion of discount	107,198	364,874	515,275
End of year	$3,679,290	$1,071,977	$3,648,734
(1)	As restated.

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

As a result of the correction of certain errors in the Supplemental Disclosures About Oil and Gas Producing Activities (Unaudited) (as Restated) as discussed in Item 8 of this Amendment No. 1 on Form 10-K/A, our management reevaluated, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2020 and the President and Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were not effective as of December 31, 2020.  This does not affect our conclusion that our disclosure controls and procedures as of December 31, 2021 were effective as set forth in the immediately preceding paragraph.

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

/s/ Deloitte & Touche LLP

Denver, Colorado

February 23, 2022

PART IV

Item 15.      Exhibits and Financial Statement Schedules

(a)	1. Financial statements – Refer to the Index to Consolidated Financial Statements included in Item 8 of this Form 10-K/A for a list of all financial statements filed as part of this report.

2.    Financial statement schedules – All schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

3. Exhibits – The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K/A.

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

(4.1)	Description of Securities [Incorporated by reference to Exhibit 4.1 to Whiting Petroleum Corporation’s Annual Report on Form 10-K filed on February 23, 2022 (File No. 001-31899)].
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

(21)

Significant Subsidiaries of Whiting Petroleum Corporation [Incorporated by reference to Exhibit 21 to Whiting Petroleum Corporation’s Annual Report on Form 10-K filed on February 23, 2022 (File No. 001-31899)].

(23.1)**	Consent of Deloitte & Touche LLP.
(23.2)**	Consent of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers.
(31.1)**	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(31.2)**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(32.1)**	Written Statement of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
(32.2)**	Written Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
(99.1)

Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers relating to Total Proved Reserves, dated January 28, 2022 [Incorporated by reference to Exhibit 99.1 to Whiting Petroleum Corporation’s Annual Report on Form 10-K filed on February 23, 2022 (File No. 001-31899)].

(99.2)

Order Confirming Joint Chapter 11 Plan of Reorganization of Whiting Petroleum Corporation [Incorporated by reference to Exhibit 99.1 to Whiting Petroleum Corporation’s Current Report on Form 8-K filed on August 17, 2020 (File No. 001-31899)].

(101)**

The following materials from Whiting Petroleum Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2021 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity, and (v) Notes to Consolidated Financial Statements.  The instance document does not appear in the interactive data file because its XBRL tags are embedded within the iXBRL document.

(104)**

Cover Page Interactive Data File (formatted as Inline XBRL) – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the iXBRL document.

*           A management contract or compensatory plan or arrangement.

**         Updated with this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of March, 2022.

WHITING PETROLEUM CORPORATION

By	/s/ James P. Henderson
James P. Henderson
Executive Vice President Finance and Chief Financial Officer