Form 10-K/A
period 2021-12-31
WHITING PETROLEUM CORP
filed 2022-04-14
CIK 1255474

combined

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

Aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2021:  $2,126,000,000.

Number of shares of the registrant’s common stock outstanding at March 31, 2022: 39,241,584 shares.

Auditor Details:

Deloitte & Touche, LLP	34	Denver, Colorado
(Auditor Name)	(Auditor Firm ID)	(Auditor Location)

EXPLANATORY NOTE

Whiting Petroleum Corporation (the “Company,” “Whiting,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 with the Securities and Exchange Commission (the “SEC”) on February 23, 2022 (the “Original 10-K”).  We then amended the Original 10-K by filing Amendment No. 1 on Form 10-K/A (the “First Amendment”) with the SEC on March 4, 2022.  This Amendment No. 2 on Form 10-K/A (the “Second Amendment”) further amends the Original 10-K and the First Amendment.

Pursuant to General Instruction G(3) to Form 10-K, in the Original 10-K the Company incorporated by reference the information required by Part III of Form 10-K from our definitive proxy statement for the 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”) that we expected to file with the Commission not later than 120 days after the end of the fiscal year covered by the Original 10-K.  Because the definitive 2022 Proxy Statement will not be filed with the SEC before such date, the Company is filing this Second Amendment to provide the additional information required by Part III of Form 10-K.

In addition, pursuant to the rules of the SEC, the exhibit lists included in Item 15 of Part IV of the Original 10-K and First Amendment have been amended and restated to include updates to applicable exhibits, consisting of current certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements have been included in this Second Amendment and this Second Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith have been omitted.  The cover page of the Form 10-K is also amended to delete the reference to incorporation by reference with respect to Part III information.

Except as described above, no other information included in the Original 10-K and First Amendment is being amended, updated, changed or restated by the Second Amendment and the Second Amendment does not purport to reflect any information or events subsequent to the Original 10-K or First Amendment.  The Second Amendment continues to describe the conditions as of the date of the Original 10-K and First Amendment and, except as expressly contained herein, this Second Amendment is not intended to update, modify or supplement the disclosures contained in the Original 10-K and First Amendment.  Accordingly, this Second Amendment should be read in conjunction with the Original 10-K, First Amendment and our other filings with the SEC.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Our Board of Directors

The following sets forth certain information, as of March 31, 2022, about each member of our Board of Directors (the “Board”), including an account of their specific business experience; the names of publicly held and certain other corporations of which they also are, or have been within the past five years, directors; and a discussion of their specific experience, qualifications, attributes or skills that led to the conclusion that they should serve as directors.  The entire Board is elected annually for a term to hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

Janet L. Carrig
Independent Director Director since 2020 Age 64 Committees: ESG Nominating and Governance (Chair)

Janet L. Carrig has been a director of Whiting Petroleum Corporation since September 2020.  Ms. Carrig served as Senior Vice President, Legal, General Counsel and Corporate Secretary of ConocoPhillips from 2007 to 2018.  Prior to joining ConocoPhillips, she worked at Zelle, Hoffman, Voelbel, Mason and Gette, Kmart Corporation, Kellogg Company and Sara Lee Corporation.  She began her career as a law clerk on the Third Circuit Court of Appeals.  Ms. Carrig received a Bachelor of Arts degree in history, with honors, from Grinnell College and a Juris Doctor degree from Yale University.

Other Public Company Boards:
EQT Corporation (since 2019)

Experience and Qualifications: Ms. Carrig has substantial legal, regulatory and governance expertise, extensive executive leadership experience and a strong exploration and production industry background, having served for over a decade as General Counsel of ConocoPhillips.

Susan M. Cunningham
Independent Director Director since 2020 Age 66 Committees: Audit ESG (Chair)

Susan M. Cunningham has been a director of Whiting Petroleum Corporation since September 2020.  From 2017 to 2019, Ms. Cunningham served as an Advisor for Darcy Partners, a consulting firm.  Ms. Cunningham served as Executive Vice President, EHSR and New Frontiers, for Noble Energy, Inc. from 2014 to 2017.  She previously served at Noble Energy, Inc. as Senior Vice President of Gulf of Mexico, West Africa and Frontier Ventures.  In addition, she established Noble Energy’s business and innovation department, which she also oversaw.  Prior to Noble Energy, Ms. Cunningham held various positions at Texaco U.S.A., Statoil Energy, Inc. and Amoco Corporation.  She holds a Bachelor of Science degree in geology and physical geography from McMaster University in Ontario, Canada.  She also completed an advanced management program through Rice University’s Office of Executive Development.

Other Public Company Boards:
Enbridge Inc. (since 2019)

Oil Search Limited (2018-2021)

Experience and Qualifications: Ms. Cunningham has more than 35 years of oil and gas industry experience and brings strong leadership skills and extensive exploration and production experience and knowledge developed as a senior executive of Noble Energy, Inc.

Paul J. Korus
Independent Director Director since 2020 Age 65 Committees: Audit (Chair) Nominating and Governance

Paul J. Korus has been a director of Whiting Petroleum Corporation since September 2020.  Mr. Korus was the Senior Vice President, Chief Financial Officer of Cimarex Energy Co. from 2002 until his retirement in 2015, and held the same positions with its predecessor, Key Production Company, from 1999 through 2002.  He began his oil and gas career in 1982 with Apache Corporation, where he held positions in corporate planning, information technology and investor relations.  He holds a Bachelor of Science degree in economics and a Master of Science degree in accounting from the University of North Dakota.

Other Public Company Boards:
Antero Resources Corporation (2018-2021)
PDC Energy, Inc. (since 2020)
SRC Energy Inc. (2016-2020)

Experience and Qualifications: Mr. Korus has more than 35 years of oil and gas industry experience and brings strong financial and accounting expertise, having served as Chief Financial Officer of Cimarex Energy Co., as well as his experience having served as a director of several other public energy companies.

Kevin S. McCarthy
Independent Director Director since 2020 Age 62 Committees: Compensation and Human Resources Nominating and Governance

Kevin S. McCarthy has been Chairman of the Board of Whiting Petroleum Corporation since September 2020.  Mr. McCarthy has served as Vice Chairman at Kayne Anderson Capital Advisors, L.P. (“Kayne Anderson”) since 2019 and was Chairman of the Board for Kayne Anderson’s closed-end funds from 2004 through July 2020 and Chief Executive Officer for Kayne Anderson’s closed end funds from 2004 to 2019.  Prior to joining Kayne Anderson, Mr. McCarthy was global head of energy investment banking at UBS Securities and held similar positions at PaineWebber Incorporated and Dean Witter.  He holds a Bachelor of Arts degree in economics and geology from Amherst College and a Master of Business Administration degree in finance from the Wharton School at the University of Pennsylvania.

Other Public Company Boards:
Altus Midstream Company (since 2017)
PAA GP Holdings LLC (since 2020)
Kayne Anderson Public Funds (2004-2020)
ONEOK, Inc. (2015-2017)
Range Resources Corporation (2005-2018)

Experience and Qualifications: Mr. McCarthy has significant energy, finance and investment experience with deep knowledge of oil and gas commodity markets and oil and gas companies both as an investment banker and from having served as Chairman and Chief Executive Officer at Kayne Anderson.

Lynn A. Peterson
Director Director since 2020 Age 68 Committee: ESG

Lynn A. Peterson has been the President and Chief Executive Officer and a director of Whiting Petroleum Corporation since September 2020.  Prior to joining Whiting, Mr. Peterson was the Chairman of the Board, Chief Executive Officer and President of SRC Energy Inc. from May 2015 to January 2020 until the closing of its merger with PDC Energy, Inc.  From January 2020 to September 2020 he was a private investor.  He was a co-founder of Kodiak Oil & Gas Corporation (“Kodiak”) and served Kodiak as a director (2001-2014) and as its President, Chief Executive Officer (2002-2014) and Chairman of the Board (2011-2014) until its acquisition by Whiting Petroleum Corporation in December 2014.  He also previously served as a director at Whiting from December 2014 to June 2015.  Mr. Peterson has 41 years of industry experience.  He holds a Bachelor of Science degree in accounting from the University of Northern Colorado.

Other Public Company Boards:
Denbury Resources Inc. (since 2017)
PDC Energy, Inc. (since 2020)
SRC Energy Inc. (2015-2020)

Experience and Qualifications: In addition to being our Chief Executive Officer, Mr. Peterson has 41 years of experience in the oil and gas industry and his prior roles of chief executive officer and service as director at other public energy companies provide valuable understanding of management processes and strategy of oil and gas companies.

Daniel J. Rice IV
Independent Director Director since 2020 Age 41 Committees: Audit Compensation and Human Resources

Daniel J. Rice IV has been a director of Whiting Petroleum Corporation since September 2020.  Mr. Rice has been a partner at Rice Investment Group since 2018.  Mr. Rice was the Chief Executive Officer of Rice Energy Inc. from 2013 until its sale to EQT Corporation in 2017.  Mr. Rice also served as Chief Executive Officer of Rice Midstream Partners from 2014 until Rice Energy Inc.’s merger with EQT in 2017.  From 2008 until 2013 he held other executive roles at Rice Energy Inc.  Mr. Rice previously served as Chief Executive Officer for two special purpose acquisition companies, Rice Acquisition Corp I and Rice Acquisition Corp II.  Before Rice Energy Inc., Mr. Rice worked at Tudor Pickering & Holt, Transocean Inc. and Tyco International.  He holds a Bachelor of Science degree in finance from Bryant University.

Other Public Company Boards:
EQT Corporation (since 2017)
Archaea Energy (since 2021)
Rice Acquisition Corp. II (since 2021)

Rice Acquisition Corp. I (2020-2021)
Rice Energy Inc. (2014-2017)
Rice Midstream Partners LP (2014-2017)

Experience and Qualifications: Mr. Rice has over a decade of experience in the energy industry and brings extensive oil and gas industry expertise and executive level experience, including from having served as Chief Executive Officer of Rice Energy Inc.

Anne Taylor
Independent Director Director since 2020 Age 66 Committees: Compensation and Human Resources (Chair) ESG

Anne Taylor has been a director of Whiting Petroleum Corporation since September 2020.  Ms. Taylor is the President and sole owner of AT Strategies LLC, a consulting firm providing executive coaching services.  Ms. Taylor retired in 2018 from Deloitte & Touche LLP (“Deloitte”), which she joined in 1987.  She was Vice Chairman and Managing Partner of the Houston office at Deloitte from 2013 to 2018 and held other top executive positions with Deloitte including U.S. Chief Strategy Officer and Global Leader for e-business.  Ms. Taylor received Bachelor of Science and Master of Science degrees in engineering from the University of Utah.  She also attended Princeton University for doctorate studies in civil engineering, where she focused on transportation and mobility.

Other Public Company Boards:
Group 1 Automotive, Inc. (since 2018)
Southwestern Energy Company (since 2018)

Experience and Qualifications: Ms. Taylor has extensive background in business strategy development and execution, management and leadership, talent development and corporate governance, as well as energy industry and public company knowledge.

Board Committee Information

The Board has standing Audit, Compensation and Human Resources, ESG, and Nominating and Governance Committees.  The Board has adopted a formal written charter for each of these committees that is available on our website at www.whiting.com.  We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

The table below provides the current composition of each standing committee of our Board:

Name	Audit	Compensation and Human Resources	ESG	Nominating and Governance
Janet L. Carrig			•	Chair
Susan M. Cunningham	•		Chair
Paul J. Korus	Chair			•
Kevin S. McCarthy		•		•
Lynn A. Peterson			•
Daniel J. Rice IV	•	•
Anne Taylor		Chair	•
Number of meetings in 2021	4	7	4	4

Audit Committee

The Audit Committee assists the Board in oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications, independence and performance, the performance of our internal audit function and our compliance with legal and regulatory requirements.  The Audit Committee is directly responsible for the appointment, retention, compensation, evaluation and termination of our independent registered public accounting firm and has the sole authority to approve all audit and permitted non-audit engagement fees and terms.  The Audit Committee is presently comprised of Messrs. Korus (Chairperson) and Rice and Ms. Cunningham, each of whom is an independent director under New York Stock Exchange (“NYSE”) listing standards and SEC rules applicable to audit committee members.  The Board has determined that Messrs. Korus and Rice each qualify as an “audit committee financial expert” as defined by SEC rules.

Compensation and Human Resources Committee

The Compensation and Human Resources Committee assists the Board in discharging its responsibilities with respect to our compensation programs and compensation of our executive officers.  The Compensation and Human Resources Committee has overall responsibility for recommending and evaluating the compensation of our executive officers, including our chief executive officer, and our executive officer compensation plans, policies and programs.  The Compensation and Human Resources Committee is also responsible for overseeing matters relating to our human resources and human capital management.  The Compensation and Human Resources Committee is presently comprised of Ms. Taylor (Chairperson) and Messrs. McCarthy and Rice, each of whom is an independent director under NYSE listing standards and a non-employee director for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Additional information regarding the Compensation and Human Resources Committee and our processes and procedures for executive compensation, including, among other matters, our use of compensation consultants and the role of our executive officers in determining compensation, is provided in Item 11 of this Annual Report on Form 10-K/A.

ESG Committee

The ESG Committee assists the Board in fulfilling its oversight responsibilities relating to environmental, health and safety, sustainability, corporate social responsibility and other public policy (collectively, “ESG”) matters.  Such matters may include but are not limited to environmental and safety policy, reputational risk, ESG governance risk, legislative and regulatory developments, social responsibility issues, philanthropy, political activity and the preparation of sustainability reports.  The members of the ESG Committee are Mses. Cunningham (Chairperson), Carrig and Taylor, each of whom is an independent director under NYSE listing standards, and Mr. Peterson.

Nominating and Governance Committee

The Nominating and Governance Committee assists the Board in fulfilling its responsibilities by identifying individuals qualified to become directors and recommending to the Board nominees for all directorships, making recommendations to the Board with respect to Board committees, developing and recommending to the Board a set of corporate governance guidelines, otherwise taking a leadership role in shaping our corporate governance and advising the Board with respect to compensation of our directors.  The Nominating and Governance Committee is also charged with administering our policies and procedures regarding any transactions with related persons.  The Nominating and Governance Committee is presently comprised of Ms. Carrig (Chairperson) and Messrs. Korus and McCarthy, each of whom is an independent director under NYSE listing standards.

Executive Officers

Information with respect to our executive officers is incorporated by reference from Item 4 of Part I of the Original 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers to file reports concerning their ownership of our equity securities with the SEC and us.  Based solely upon information provided to us by individual directors and executive officers, we believe that, during the fiscal year ended December 31, 2021, all of our directors and executive officers timely complied with the Section 16(a) filing requirements.

Code of Ethics

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

Item 11.     Executive Compensation

On April 1, 2020, we commenced voluntary cases under chapter 11 of the Bankruptcy Code.  Pursuant to the plan of reorganization approved by the Bankruptcy Court, we emerged from bankruptcy on September 1, 2020, which we refer to as the “Reorganization.”  Upon completion of the Reorganization and emergence from bankruptcy, we appointed an entirely new Board, a new chief executive officer and a new chief financial officer.  Our new Board, of which 6 of the 7 members are independent, and our new management team led by our Chief Executive Officer, Lynn A. Peterson, have worked to revise our executive compensation program to better align with stockholder interests.

Director Compensation

We have designed our compensation program for our non-employee directors to attract and retain qualified and experienced candidates to serve on the Board.  In setting this compensation, we consider the significant amount of time and energy expended and the skill-level required by our directors in fulfilling their duties.  Directors who are our employees receive no compensation for service as members of either the Board or Board committees.

Non-Employee Director Compensation Program

Our non-employee director compensation program for 2021 consisted of the following cash retainers and annual equity grants:

			Committee Service
				Compensation	Nominating
	Board			and	and
	Service	Chairman	Audit	Human Resources	Governance	ESG
Annual Cash Retainer*	$80,000	$100,000	$—	$—	$—	$—
Equity-Based Retainer**	165,000	—	—	—	—	—
Committee Chair Annual Retainer*	—	—	25,000	10,000	10,000	10,000
Committee Member Annual Retainer*	—	—	10,000	5,000	5,000	5,000

*   Payable in quarterly installments in arrears.

** The equity-based retainer was delivered in the form of restricted stock units that vest on the first anniversary of the grant date, with the number of restricted stock units determined by dividing the dollar amount of the equity-based retainer by the ten trading day volume weighted average closing price (“VWAP”) of our common stock for the period ending immediately prior to the grant date.  The annual equity retainer for 2021 consisted of 3,955 time-vesting restricted stock units per non-employee director that vest on June 1, 2022.

The following table reports compensation earned by or paid to our non-employee directors during 2021:

Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)	Total
Janet L. Carrig	$95,000	$194,705	$289,705
Susan M. Cunningham	100,000	194,705	294,705
Paul J. Korus	110,000	194,705	304,705
Kevin S. McCarthy	190,000	194,705	384,705
Daniel J. Rice IV	95,000	194,705	289,705
Anne Taylor	95,000	194,705	289,705
(1)	Mr. Peterson, our Chief Executive Officer, is not included in this table because he is our employee and received no separate compensation for his service as a director. The compensation received by Mr. Peterson as an employee is set forth below under “Executive Compensation Tables— 2021 Summary Compensation Table.”
(2)	Reflects the full grant date fair value of restricted stock units granted in 2021 calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). Assumptions used in the calculation of these amounts are included in the “Stock-Based Compensation” footnote in the notes to our audited consolidated financial statements for the fiscal year ended December 31, 2021 included in Item 8 of our Annual Report on Form 10-K filed with the SEC on February 23, 2022 and as amended in our Annual Report on Form 10-K/A filed with the SEC on March 4, 2022. As of December 31, 2021, each of our non-employee directors had 3,955 unvested restricted stock units outstanding that vest on June 1, 2022.

Stock Ownership Guidelines

Our Board has adopted stock ownership guidelines to further align the interests of our directors with the interests of our stockholders and to promote sound corporate governance.  As of December 31, 2021, non-employee directors were required to hold shares of our common stock with a value equal to four times the amount of the annual cash retainer paid for service on the Board (excluding additional retainers associated with committee, committee chair or chairman of the Board service, if any).  In February 2022 our Board adopted revised stock ownership guidelines as applied to our non-employee directors.  Under these new guidelines, non-employee directors are required to hold shares of our common stock with a value equal to five times the amount of the annual retainer paid to such directors for service on the Board.  Non-employee directors are required to achieve the applicable level of ownership within five years of the date the person first became a non-employee director.  Shares that count towards satisfaction of the guidelines include: (i) shares owned outright by the director, (ii) shares held in trust for the benefit of the director and (iii) unvested equity awards that have time-based vesting (including restricted stock units and shares of restricted stock).  Unexercised stock options and/or unvested equity awards with performance-based vesting (including restricted stock units, performance share units and performance shares) do not count towards satisfaction of the guidelines.  We have not granted any stock options to our non-employee directors.  The value of a share will be measured on January 1 of each year as the average month-end closing price for the 12 months preceding the date of calculation.  Non-employee directors are required to hold 100% of the shares vested or acquired under equity awards granted by us until the ownership guidelines are satisfied.  As of December 31, 2021, all of the non-employee directors have satisfied the stock ownership guidelines adopted in 2022.

Executive Compensation

Introduction

The following disclosure addresses the compensation we paid to our named executive officers (“NEOs”) for 2021.  Our NEOs for 2021 were as follows:

Lynn A. Peterson	President and Chief Executive Officer (“CEO”)
James P. Henderson	Executive Vice President Finance and Chief Financial Officer (“CFO”)
Charles J. Rimer	Executive Vice President Operations and Chief Operating Officer (“COO”)
M. Scott Regan	Vice President Legal, General Counsel and Secretary (“GC”)
Sirikka R. Lohoefener	Vice President Accounting and Controller

Executive Summary of our 2021 Executive Compensation Program

The following is an executive summary of our 2021 executive compensation program:

Development of Program

●	Our 2021 executive compensation program was developed in consultation with and with the approval of representatives of the Ad-Hoc Committee of Noteholders in our Reorganization (the “Ad-Hoc Committee”), whose members held a significant portion of our outstanding common stock.

Compensation Philosophy

●	Our executive compensation program is designed to pay for performance and link incentives to shareholder returns, cash generation and adherence to company values. It encourages our executive officers to think and act like owners, because they are owners and are compensated in significant part based on our absolute stock price performance.

Pay Elements

●	Our executive compensation program is comprised of three primary elements: (i) base salaries, (ii) annual short-term incentives (“STI”) and (iii) long-term incentives (“LTI”) that include both time-based restricted stock units (“RSUs”) and performance stock units (“PSUs”) that are subject to a three-year performance period.
●	Financial metrics used for the short-term incentive program (“STIP”) are linked to our strategic business plans and our core values. Any portion of the short-term incentive for Messrs. Peterson, Henderson and Rimer that is paid above target is required to be settled in shares of our common stock.
●	There are two types of PSUs, one based on our relative total stockholder return (“TSR”) as compared to our peer companies and one based on our absolute TSR.
●	In 2021, 88% of our CEO’s target compensation and 75% of target compensation for our other NEOs was made up of annual cash incentives and long-term incentives.

Setting Compensation

●	Our independent Compensation and Human Resources Committee makes recommendations on executive compensation for approval by our Board.
●	When making compensation recommendations, the Compensation and Human Resources Committee receives input from its independent compensation consultant (currently Meridian Compensation Partners, LLC). Our Compensation and Human Resources Committee also reviews the compensation paid by a peer group of companies that reflects the nature of our operations and competition for executive talent.

●	Pay is generally targeted between the 25th percentile and median of our peers.

2021 Key Compensation Actions

●	Base salaries were generally unchanged from 2020, although we did provide certain market-based salary increases to Mr. Regan and Ms. Lohoefener.
●	Based on 2021 performance, short-term incentive awards for all of our named executive officers were earned above target, with amounts in excess of target paid in stock for Messrs. Peterson, Henderson, and Rimer.
●	We granted long-term incentives heavily weighted toward PSUs (70% for Mr. Peterson, 60% for Messrs. Henderson, Rimer and Regan and 50% for Ms. Lohoefener), with absolute TSR as the sole performance metric for 50% of 2021 PSU awards and relative TSR as the sole performance metric for the remaining 50% of 2021 PSU awards.
●	We granted additional, one-time annual performance bonuses to Mr. Regan and Ms. Lohoefener, payable in stock, in recognition of excellent Company and individual performance in 2021.
●	75% of the special, one-time restricted stock units granted to Messrs. Peterson, Henderson and Rimer in September 2020 vested in 2021 based on meeting certain VWAP targets for our common stock applicable to the awards. The remaining 25% of each executive’s awards vested in early 2022 based on meeting the final daily VWAP target applicable to the awards.

Governance Standards and Compensation Best Practices Currently in Effect

Below is a summary of compensation practices we have adopted and a list of problematic pay practices that we avoid.

What We Do

●	Market-based compensation – Compensation for our NEOs is generally targeted between the median (50th percentile) and 25th percentile of our peer group.
●	Stock payment for short-term incentives above target – We require mandatory stock settlement for Messrs. Peterson, Henderson and Rimer of any portion of the short-term incentive paid above-target.
●	Performance-based long-term incentives – Long-term incentives heavily weighted toward performance-based awards (70% for our CEO, 60% for our CFO, COO and GC and 50% for our other named executive officers).
●	Clawback policy – Executives’ cash and equity incentive compensation is subject to recoupment in the event of certain financial restatements.
●	Stock ownership guidelines – Stock ownership guidelines require our officers and directors to own stock or have equity compensation awards valued at a multiple of base salary ranging from two to six times his or her salary or retainer, dependent upon responsibility in the Company.
●	Independent compensation consultant – The Compensation and Human Resources Committee has retained Meridian Compensation Partners LLC as its independent compensation consultant to advise the Committee in its oversight role with respect to our compensation programs and to assess the competitiveness of our overall executive compensation programs.
●	Double trigger severance – A “double trigger” is required to qualify for cash severance payments in executive severance agreements.

What We Do Not Do

●	No severance without change in control for most named executive officers – We do not have any agreements with our CEO, CFO or COO that provide for cash severance (other than a pro-rated target bonus for the year of termination) unless termination is in connection with a change in control.
●	No excise tax gross-ups – We do not have any agreements with our executive officers that provide for a gross-up of taxes.
●	No post-termination benefits other than health coverage – We do not provide pension arrangements or deferred compensation plans for our executive officers.
●	No payment of dividends on unvested long-term incentives – Holders of restricted stock units and performance stock units do not receive dividends, if any, until the underlying shares are earned and delivered to them.
●	No pledging or hedging of stock – We have a policy that prohibits our executive officers and directors from pledging or hedging shares of our stock.

Response to “Say-On-Pay” Vote; Stockholder Input on Executive Compensation

In 2021, holders of less than half of our stock voted to approve the compensation of our named executive officers.  Based on feedback we received from stockholders, we believe this resulted from certain actions taken by the pre-Reorganization compensation committee in connection with the bankruptcy.  Following the Company’s emergence from bankruptcy, the Company’s new senior management and Board revised its compensation programs to improve the alignment of its pay programs with shareholder interests and engaged in extensive shareholder outreach in late 2020 and 2021 in connection with the design and application of the pay programs.  Anne Taylor, Chair of our Compensation and Human Resources Committee, met with representatives from the Ad-Hoc Committee in the Reorganization to solicit input on executive compensation and received verbal approval of our 2021 executive compensation program design from those representatives prior to our implementation of the program.  In addition, we continued to seek input from our stockholders regarding executive compensation issues and in total, through May of 2021, we had met with firms representing approximately 92% of the owners of our outstanding common stock to discuss executive compensation and other topics.  During that timeframe, we also virtually hosted and engaged with our stockholders at three investor conferences.

In the fall of 2021, we reached out to several of the Company’s largest active shareholders and asked them to discuss and engage with respect to the failed 2021 “say-on-pay” vote.  Two of the Company’s top (active) shareholders accepted our invitation and in December of 2021 they met with Ms. Taylor, as well as Janet Carrig, Chairperson of our Nominating and Governance Committee, Susan Cunningham, Chairperson of our Environmental, Social and Governance Committee, and our Chief Executive Officer, Mr. Peterson.  Certain other shareholders did not express interest in a meeting, citing various reasons including previous participation on the Ad-Hoc Committee that had already approved the 2021 executive compensation program design prior to its implementation.

The following is a synopsis of the investor feedback we received regarding our executive compensation programs, as well as the actions we have taken in response to that feedback:

Feedback Received from Shareholders

1.
Shareholders disapproved of the actions taken by the pre-Reorganization compensation committee in converting 2020 short-term and long-term variable compensation into fixed compensation amounts that were paid prior to the Reorganization.
2.
Shareholders expressed strong support for our revised 2021 compensation program and suggested that the new compensation program should remain in existence for the foreseeable future.
3.
Shareholders asked that we continue to maintain significant stock ownership requirements for executives.
4.
Shareholders requested quantified targets and tabular disclosure of 2021 performance metrics for our short-term incentive program.
5.
Shareholders asked for assurance that extended-vesting restricted stock unit awards would not be part of our compensation program in 2021 or in future years.
6.
Shareholders liked that our 2021 compensation design was discussed with and approved by representatives of the Ad-Hoc Committee in the Reorganization prior to implementation.

Actions Taken in Response

1.
Post-Reorganization, the Company’s new senior management and Board redesigned our executive compensation programs, which are now performance-based and stockholder-aligned and which adhere to corporate governance and compensation best-practices.
2.
We have generally maintained the same executive compensation structure for 2022.
3.
Our stock ownership requirements for executives remain in effect and are unchanged.
4.
This Annual Report on Form 10-K/A contains the requested disclosure as well as quantification of results for our 2021 short-term incentive program.
5.
This Annual Report on Form 10-K/A contains explicit language noting that extended vesting restricted awards or other “special awards” will not be part of compensation programs in future years, and our 2022 compensation program does not contain such awards.
6.
No action required.

Compensation Philosophy

The principal tenets of our executive compensation philosophy are as follows:

Our Pay Should be Strongly Linked to Shareholder Outcomes

We are committed to aligning our management team with our shareholders by linking executive pay to shareholder outcomes.  We do this in both typical and innovative ways.  As with many of our peers, the overwhelming portion of our executive compensation is share-based, and like many of our peers, we have robust stock ownership guidelines that require our executive team to acquire and hold substantial amounts of our stock.  Each of those features alone makes our executives think and act like owners, because that’s what they are.  But for us, these features are just a start.  We have designed our long-term incentive program (“LTIP”) such that half of the performance-based equity for our management team is earned based on absolute TSR, thereby linking vesting itself to the experience of our stockholders over the performance period.  We also require that any portion of our short-term incentive that is paid above-target for our CEO, CFO and COO be settled in stock, thereby further investing our executive team in the performance of our stock.  We also consider stock price performance as part of the “strategic goals” metric in our short-term incentive program, a feature that is relatively rare amongst our peers and which further acknowledges the importance of stock price in our compensation programs and in our evaluation of our executive team’s performance.  Finally, unlike all or substantially all of our peers, in the event of a change in control, one-third of our CEO’s severance is payable in stock with a mandatory holding period, thereby linking our CEO’s severance pay to a change in control transaction that is ultimately accretive to our stockholders.

We Pay for Performance

Our executive officers are tasked with running our business profitably and delivering returns to our stockholders.  We believe that their compensation levels should reflect their success in doing so.  Accordingly, a substantial portion of our executive team’s fiscal year 2021 compensation is comprised of short-term and long-term incentives which are variable and are earned contingent on achievement of performance or stock price return metrics (on an absolute or relative basis).  For 2021, 88% of Mr. Peterson’s target compensation was variable and consisted of short-term and long-term incentives and 75% of our other named executive officers’ target compensation was variable and consisted of short-term and long-term incentives, as set forth in the following charts:

CEO FIXED VS VARIABLE/AT-RISK PAY
CEO COMPENSATION BY COMPONENT
Base Salary (Fixed) 12%
STIP (Variable/ At-Risk) 12%
Time-Based LTIP (Variable/ At-Risk) 23%
Performance-Based LTIP (Variable/At-Risk) 53%
Fixed Pay 12%
Variable/At-Risk Pay 88%

Pay Should be Market Competitive, but Fair

We need talented individuals capable of executing on our business strategy to be running our business.  To attract and retain such individuals, our pay structures must be competitive with the market in which we compete for executive talent.  We therefore rely upon and use both an independent compensation consultant and industry data to help guide us in making compensation determinations.  In developing the 2021 executive compensation program and setting 2021 executive pay levels, the Compensation and Human Resources Committee relied on market compensation data provided by Meridian Compensation Partners LLC, the Committee’s independent compensation consultant (the “Consultant”).  The Consultant’s data was accumulated from an industry peer group of oil and gas exploration companies with similar enterprise values, market capitalizations, assets and revenues, as set forth below.

● Callon Petroleum Company ● Centennial Resource Development, Inc. ● Cimarex Energy Co. ● CNX Resources Corporation ● Comstock Resources, Inc. ● Laredo Petroleum, Inc. ● Magnolia Oil & Gas Corporation	● Matador Resources Company ● PDC Energy, Inc. ● QEP Resources, Inc. ● Range Resources Corporation ● Southwestern Energy Company ● SM Energy Company

The Compensation and Human Resources Committee believes that compensation levels should be within the range established by our peers, but at levels which are fair to our stockholders, particularly given the Reorganization in 2020.  Following review of the compensation data provided by the Consultant, the Compensation and Human Resources Committee therefore set total compensation, including base salaries, for all executive positions such that it falls below the median of the peer group.

Our Compensation Programs Should be Linked to our Core Values

We believe that linking our executives’ compensation to our core values is integral to reinforcing those values and to influencing our executive team and entire workforce to act consistently with those values.  We have therefore adopted metrics in our short-term incentive plan that link our executives’ pay to preserving our environment, protecting people and communities and leading, serving and inspiring others through effective human capital management.

Setting Compensation

Role of the Compensation and Human Resources Committee

The Compensation and Human Resources Committee is guided by the compensation philosophy described above and utilizes the expertise and objectivity of the Consultant and competitive benchmarking to establish executive compensation programs that continue to support our business objectives.  The Compensation and Human Resources Committee meets at least four times per year to evaluate and oversee our compensation programs in accordance with the Compensation and Human Resources Committee charter.

Responsibilities of the Compensation and Human Resources Committee:

Compensation Philosophy – Reviewing and approving the overall compensation philosophy.

Risk Assessment – Assessing the risk associated with our compensation programs.

Executive Compensation Recommendations – Reviewing and making recommendations to the Board regarding the compensation of the CEO and all of our other executive officers.

Goal Setting – Reviewing and making recommendations to the Board regarding the performance goals and objectives relevant to the compensation of the CEO and other executive officers, including annual and long-term performance goals and objectives.

Incentive Plan Design – Designing the equity and other incentive compensation plans, policies and programs for the benefit of our directors, executive officers, officers, employees and other service providers.

Plan Administration – Overseeing and administering equity and other incentive compensation plans, policies and programs in accordance with their terms.

Performance Assessment – Assessing the performance criteria and compensation levels of key executives, including periodic assessment of progress towards the achievement of performance goals and objectives.

With the support of the Consultant, the Compensation and Human Resources Committee recommends total compensation for each named executive officer, which is approved by the Board.

Role of Independent Compensation Consultant

The Compensation and Human Resources Committee has engaged the Consultant to help us develop and maintain executive compensation programs that are competitive and consistent with our compensation philosophy and policies.

In Retaining the Consultant, Compensation and Human Resources Committee Considers:

Reputation – The Consultant’s reputation supporting compensation committees and familiarity with our executive compensation program design.

Experience – Experience of the Consultant in the energy exploration and production industry.

Range of Services – Range of compensation services offered by the Consultant.

Independence – Independence of the Consultant, considering the independence factors outlined by the SEC.

Scope of Consultant’s Engagement as Determined by Compensation and Human Resources Committee:

Peer Group Determination – Providing input into peer group identification and assessment.

Benchmarking – Providing benchmarking on executive and outside director compensation for the Compensation and Human Resources Committee to use in its decision-making process.

Plan Design – Providing input into plan design discussions, payout alternatives and performance measures for short-term and long-term incentives, individual compensation actions and other aspects of compensation (e.g., employment agreements and perquisites).

Proxy Review – Reviewing and providing feedback on the compensation-related disclosures in our proxy statement and this Annual Report on Form 10-K/A.

Recent Trends – Informing us about recent trends, best practices and other developments affecting executive compensation.

Consultant’s Interactions with Compensation and Human Resources Committee and Management Include:

No Recommendations or Approval Rights – The Consultant does not make recommendations on or approve the amount of compensation of any named executive officer.

Direct Advice – The Compensation and Human Resources Committee may request information or advice directly from the Consultant and may direct us to provide information to, or solicit information from, the Consultant.

Interaction with Management – The Consultant regularly interacts with representatives of the Company and periodically with our CEO.

Compensation and Human Resources Committee Meetings – The Consultant attends Compensation and Human Resources Committee meetings as requested.

The Compensation and Human Resources Committee annually reviews the engagement of the Consultant, and as a part of that process, reviews a summary of all services provided by the Consultant and related costs.  Except as set forth above, the Consultant did not perform any material services for the Company.  The Consultant did not have any business or personal relationships with our Compensation and Human Resources Committee members or executive officers and did not own any of our stock.  The Consultant maintains policies and procedures designed to avoid such conflicts of interest.  Accordingly, the Compensation and Human Resources Committee determined that the Consultant was not subject to any significant conflicts of interest.

Role of Management

Our CEO and other members of senior management also play a significant, but circumscribed, role in our compensation process as summarized below.

Role of CEO in Determining Compensation Levels of NEOs:

Performance Measures – Recommending quantitative and qualitative performance measures under our annual cash incentive program.

Assessing NEO Performance – Assessing the performance of the other named executive officers.

Award and Payout Recommendations – Recommending base salaries, short-term incentive targets and long-term incentive awards for the forthcoming year, and short-term incentive awards for the prior year, in each case, for the other named executive officers.

Role of CEO and NEOs in Determining the Following, As Requested by Compensation and Human Resources Committee:

Performance Measures – Recommending quantitative and qualitative performance measures under our annual incentive program.

Peer Group – Review of proposed peer group companies.

Plan Design – Design changes to our compensation and benefits programs.

Assessing STIP Performance – Assessment of the Company’s performance for the year with respect to achievement of performance measures under the annual incentive program.

The Compensation and Human Resources Committee determines each element of the CEO’s compensation with input from the Consultant.  The Compensation and Human Resources Committee also determines each element of compensation for the other named executive officers with input from the Consultant and the CEO.  The CEO is not present during voting or deliberations concerning his own compensation.

Timing of Compensation Decisions

In late fall and winter of each calendar year, the Compensation and Human Resources Committee begins its review of compensation by reviewing benchmarking data presented by the Consultant, which help the Compensation and Human Resources Committee make compensation decisions for the upcoming fiscal year.  During the first quarter of the Company's new fiscal year, the Compensation and Human Resources Committee determines base salaries and target incentive awards and establishes performance criteria for the short-term incentive program.  Following completion of the fiscal year (or performance period, as applicable), the Compensation and Human Resources Committee determines the short-term incentive cash payouts for the named executive officers.  Additionally, following completion of the applicable performance period for long-term equity incentive awards, the Compensation and Human Resources Committee determines what portion, if any, of such awards will be deemed earned and vested.  Throughout the year, the Compensation and Human Resources Committee reviews compensation on an as-needed basis, including when new employees are hired, existing employees are promoted or terminated or when other factors it deems relevant merit a compensation review.

Elements of Compensation

As described above, our executive compensation program has three components: base salary, short-term incentive awards and long-term equity compensation as set forth in the chart below.  In addition to the cash and equity components of compensation, our executives also participate in our health and retirement benefits programs generally available to all employees.

Compensation Component	Description	Purpose	Key Characteristic
Base Salary	Fixed cash compensation based on the executive officer’s role.	* Provide financial certainty and stability. * Attract and retain executive talent. * Recognize experience, length of service, competitive market conditions and individual performance.	Fixed
Short-Term Incentive	Annual compensation that is earned based on achievement of performance metrics established by the Compensation and Human Resources Committee.	* Motivate executive officers to achieve key annual goals related to our performance and to adhere to our core values. * Reward executive officers for our overall performance measured on an annual basis.	Variable/At-Risk
Long-Term Incentive Awards

Time-vested restricted stock units and performance stock units that are earned based on absolute TSR or relative TSR.  Awards are expected to be made annually, in amounts determined at the discretion of the Compensation and Human Resources Committee.

*
Provide an incentive for executive officers to achieve long-term sustainable success for the Company and to promote shareholder value.
*
Attract, motivate, reward and retain executive talent.
*
Directly tie vesting and entitlement to long-term incentive value to the experience of our stockholders using performance stock units that vest based on our absolute TSR.
*
Link a significant portion of executive pay to performance by granting the majority of long-term compensation in the form of performance-based awards.
Variable/At-Risk

Base Salary

Base salaries for our named executive officers in 2021 generally remained at 2020 levels, although we did provide certain market-based salary increases to Mr. Regan’s and Ms. Lohoefener’s base salaries, effective as of July 1, 2021. The increases were designed to better align their base salaries with market, based on data provided by the Consultant.

Name	2021 Base Salary	2020 Base Salary	Percent Change
Mr. Peterson*	$650,000	$650,000	0%
Mr. Henderson*	425,000	425,000	0%
Mr. Rimer	440,000	440,000	0%
Mr. Regan	385,000	350,000	10%
Ms. Lohoefener	285,000	272,000	5%

*Messrs. Peterson’s and Henderson’s 2020 base salaries were each paid for a period of four months.

Short-Term Incentive – 2021 Short-Term Incentive Program

Our fiscal 2021 short-term incentive program was designed to incentivize our executive officers to achieve certain pre-established performance metrics.  Award targets were set as a percentage of each named executive officer’s base salary, with threshold through maximum opportunities available depending upon performance against the metrics.  Any portion of the short-term incentive for Messrs. Peterson, Henderson and Rimer that was earned above-target was settled in shares of our common stock.

Following were the 2021 short-term incentive opportunities for our named executive officers, expressed as a percentage of base salary:

Name	Threshold	Target	Maximum
Mr. Peterson	50%	100%	200%
Mr. Henderson	50%	85%	150%
Mr. Rimer	50%	85%	150%
Mr. Regan	40%	80%	100%
Ms. Lohoefener	40%	60%	80%

Short-Term Incentive – Performance Metrics and Weighting

The performance metrics for our 2021 short-term incentive plan, along with the weighting and reasons for using each metric, were as follows:

Performance Metrics	Metric Weight %	Description of Metric	Why Metric Was Chosen
Sustainability	15%	A combination of Total Recordable Incident Rate and Raw Gas Capture	Preserving our environment and protecting people, properties and communities are foundational Whiting values.
Production	15%	Production measured in Barrels of Oil Equivalent per Day (“BOEPD”)	Our revenue is dependent on our ability to produce oil and gas.
Free Cash Flow	15%	Free Cash Flow (generally, EBITDAX minus interest minus capital expenditures) measured in $MM

We are focused on returns, rather than just growth. Substantial positive free cash flow is indicative of positive returns on our inventory and an appropriately sized capital expenditure program. Substantial positive free cash flow also allows us to keep debt levels low and to pursue opportunities when they arise.

Operating Efficiency	15%	A combination of General and Administrative Expense (“G&A”) and Lease Operating Expense (“LOE”) in $MM	The ability to run our business profitably and deliver returns and value to our stockholders is dependent on us controlling both general expenses and our costs of production.
Strategic Goals	40%

The Compensation and Human Resources Committee’s assessment of:

(i) balance sheet management (maintaining debt metrics within pre-established multiples of EBITDA),

(ii) inventory management (maintaining a pre-established number of years of inventory based on a target IRR at strip pricing, and assuming a certain number of wells per year),

(iii) human capital management (engagement, internal equity, talent management, diversity and inclusion), and

(iv) absolute TSR

Maintaining a strong balance sheet and the appropriate amount of inventory is critical for us to run our business profitably.

Leading, serving and inspiring others is one of our fundamental values, and part of that involves our executive team attracting and retaining the best people to run our business and motivating those individuals to produce results day in and day out.

We should be making money for our stockholders, and we therefore believe the experience of our stockholders during the fiscal year is relevant to the short-term incentives of our executives.

Short-Term Incentive – 2021 Short-Term Incentive Results

In early 2022, our Compensation and Human Resources Committee reviewed the Company’s 2021 performance relative to the performance metrics described above and determined that, with the exception of the sustainability metric, the metrics were achieved above target and, in some cases, above maximum, as follows:

Performance Goal	Metrics	Threshold	Target	Maximum	2021 Result	Achievement Level
Sustainability	TRIR Raw Gas Capture	0.75 90%	0.64 91%	0.55 93%	0.98 94%	Below Threshold Above Maximum
Production	BOEPD	83,125	87,500	91,875	91,718	96.4% of (Max – Target)
Free Cash Flow	Free Cash Flow in $MM	120	135	150	505	Above Maximum
Operating Efficiency	G&A & LOE in $MM	293	279	265	278.9	0.6% of (Max – Target)
Strategic Goals	·Balance Sheet Management ·Absolute TSR ·Inventory Management ·Human Capital Management					Midpoint of Target and Maximum

In determining the individual short-term incentive awards, the Compensation and Human Resources Committee separately calculates the amount earned for each metric by multiplying the dollar amount of each executive’s short-term incentive threshold, target and maximum by the weighting of each metric, and then computing the amount due for each metric separately based on such amounts and 2021 results.  The total 2021 short-term award earned is equal to the sum of the amounts earned (if any) for each separate metric.  The Compensation and Human Resources Committee did not make any adjustments to the calculation of the individual short-term incentive awards.

Actual short-term incentive awards paid for 2021 performance, including additional performance bonus awards payable in stock, were as follows:

Name	Total 2021 Short-Term Incentive Award	Portion of 2021 STI Award Paid in Cash	Portion of 2021 STI Award Paid in Stock
Mr. Peterson	$972,079	$650,000	$322,079
Mr. Henderson	491,759	361,250	130,509
Mr. Rimer	509,115	374,000	135,115
Mr. Regan (1)	314,005	314,005	—
Ms. Lohoefener (1)	186,380	186,380	—
(1)	In addition to the total 2021 short-term incentive awards shown above, Mr. Regan and Ms. Lohoefener received performance bonus awards of $45,000 each, payable in stock, in recognition of strong Company performance in 2021.

Long-Term Incentive – 2021 Awards

Awards pursuant to our long-term incentive program were made in a combination of RSUs and PSUs.  One-half of the PSUs vest based on absolute TSR and one-half of the PSUs vest based on relative TSR.  Seventy percent (70%) of Mr. Peterson’s long-term incentive consists of PSUs and PSUs constitute approximately fifty-six percent (56%) of the long-term incentive for our other NEOs, as reflected on the following charts.

RSUs vest in three equal annual tranches over an approximately three-year period.  The PSUs will vest at the end of a three-year performance period from 0% to 200% of target based on our absolute and relative TSR over the period, as follows.

Relative TSR		Absolute TSR
Peer Group Rank (1)	Payout Factor	Annualized TSR	Payout Factor
≥ 90th percentile	200%	≥ 20%	200%
60th percentile	100%	0%	75%
30th percentile	50%	< -20%	0%
< 30th percentile	0%	—	—
(1)	Peers in this group include certain upstream companies that were found in the SPDR S&P Oil & Gas Exploration & Production ETF (XOP) index at the time of this long-term incentive issuance, along with Oasis Petroleum, Inc.

For both absolute and relative TSR PSUs, achievement between any of the enumerated levels will result in an interpolated payout.

The following 2021 long-term incentive awards were made to Messrs. Peterson, Henderson, Rimer and Regan and Ms. Lohoefener:

Name	RSUs	Absolute TSR PSUs (Target)	Relative TSR PSUs (Target)
Mr. Peterson	48,662	56,772	56,772
Mr. Henderson	24,331	18,248	18,248
Mr. Rimer	24,331	18,248	18,248
Mr. Regan	20,278	10,137	10,137
Ms. Lohoefener	5,070	2,534	2,534

Long-Term Incentive – One-Time Extended Vesting RSU Awards

In addition to the annual RSU awards described above, Messrs. Peterson, Henderson and Rimer each received a one-time grant of extended vesting RSUs that cliff vest after five years, in the following amounts: Mr. Peterson — 52,716 RSUs, Mr. Henderson — 31,883 RSUs and Mr. Rimer — 33,008 RSUs.

These awards were granted in conjunction with the adoption of amended employment agreements as discussed below, which included the elimination of cash severance outside of a change in control for all three executives and the requirement that 1/3 of CEO severance in a change in control be paid in stock.  The extended vesting RSUs will not be part of our executive compensation program for future years.

Long-Term Incentive – Vesting of Previous RSU Awards in 2021

We previously made special one-time awards of market-based RSUs to Messrs. Peterson, Henderson and Rimer in September 2020, which vest based on the achievement of certain goals related to daily volume weighted average price of our common stock over a consecutive 20-day trading period, as described in further detail under the heading “Narrative Disclosure to Summary Compensation Table” below.  75% of each of the aforementioned NEOs’ September 2020 RSU awards vested in 2021 based on the achievement of applicable daily volume weighted average price goals.

Employment Agreements

Each of Messrs. Peterson, Henderson and Rimer entered into an amended employment agreement in 2021.  Among other things, the amended agreements (i) eliminate severance (other than a pro-rated target bonus in the year of termination) outside of a change in control context, (ii) shorten the period during which the executive has to provide notice of the existence of a condition constituting “Good Reason” under the agreement from 60 to 30 days, (iii) provide for cash severance upon a termination without cause or for good reason only in connection with a change in control, equal to two times annual salary and bonus, (iv) provide for post-termination welfare coverage in certain circumstances for up to 18 months (24 months for Mr. Peterson), and (v) entitle executives to a pro-rated bonus for the year of employment termination under certain circumstances.  In addition, Mr. Peterson’s amended employment agreement provides for an additional severance amount payable in stock upon a termination without cause or for good reason in connection with a change in control, equal in value to his annual salary and bonus – meaning that 1/3 of Mr. Peterson’s total severance following a change in control will be paid in the  form of stock.  Our Board also approved the terms of a form employment agreement effective February 2, 2021, which Mr. Regan and Ms. Lohoefener subsequently entered into with the Company.  The form employment agreement provides for (i) cash severance upon a termination without cause or for good reason prior to a change in control, equal to one times annual salary and bonus, (ii) cash severance upon a termination without cause or for good reason in connection with a change in control, equal to two times annual salary and one times bonus, (iii) post-termination welfare coverage in certain circumstances for up to 18 months and (iv) a pro-rated bonus for the year of employment termination under certain circumstances.

Other Policies and Considerations

Policy on Recoupment of Incentive-Based Compensation

To mitigate risks related to our compensation programs, we have adopted the Whiting Petroleum Corporation Executive Policy on Recoupment of Incentive-Based Compensation, which is also known as a “clawback policy.”  The policy applies to all non-equity incentive compensation and equity awards, and has been communicated to “covered executives,” including our named executive officers.  Under the policy, if we are required to prepare an accounting restatement relating to our publicly-reported consolidated financial statements due to our material noncompliance with financial reporting requirements under U.S. federal securities laws, then we will have the right, to the extent permitted by governing law, to take appropriate action to recoup all or part of any incentive award that we actually paid to a covered executive if the amount of money or number of shares paid to the executive was expressly based on the achievement of financial results that were subject to the restatement and the executive would have been paid a lower amount or number under the express terms of the incentive award based on the financial results after the restatement.  The amount of non-equity incentive compensation to be recovered will be the excess of the amount actually paid to the covered executive, calculated on the basis of the financial results before the restatement, over the amount that would have been paid had the amount been calculated on the basis of the financial results giving effect to the restatement.  The amount of any equity award to be recovered will be the excess of the number of shares of our common stock (or equivalent value) actually paid to the covered executive, calculated on the basis of the financial results before the restatement, over the number of shares (or equivalent value) that would have been paid had the number been calculated on the basis of the financial results giving effect to the restatement.

Stock Ownership Guidelines

Our Board has adopted stock ownership guidelines to further align the interests of our officers with the interests of our stockholders and to promote our commitment to sound corporate governance.  Prior to our Board’s adoption of revised guidelines in December 2020, the guidelines applied only to our named executive officers, and required our Chief Executive Officer to own shares of our common stock with a value equal to at least six times his base salary and our other named executive officers to own shares of our common stock with a value equal to at least two times their respective base salaries.  In December 2020, our Board adopted revised guidelines.  The revised guidelines apply to all Board-appointed officers with a title of vice president or higher, including our named executive officers.  Each officer is required to own shares of our common stock with a value equal to a multiple of his or her base salary, as follows:

Officer Title	Multiple of Annual Base Salary
Chief Executive Officer	6x
Chief Financial Officer, Chief Operating Officer and General Counsel	3x
Other Vice President	2x

Officers subject to the guidelines are required to achieve the applicable level of ownership within five years of the date the person was appointed as an officer.  Shares that count towards satisfaction of the guidelines include: (i) shares owned outright by the officer, (ii) shares held in trust for the benefit of the officer and (iii) unvested equity awards that have time-based vesting (including restricted stock units and shares of restricted stock).  Unexercised stock options and/or unvested equity awards with performance-based vesting (including restricted stock units, performance share units and performance shares) do not count towards satisfaction of the guidelines.  The value of a share will be measured on January 1 of each year as the average month-end closing price for the 12 months preceding the date of calculation.  Executive officers who are subject to the ownership guidelines are required to hold 100% of the shares vested or acquired under equity awards granted by us until the applicable ownership level is reached.  As of December 31, 2021, the named executive officers then serving had additional time remaining in the five-year phase-in period to acquire a sufficient number of shares of our common stock to satisfy the guidelines.

Policy Prohibiting Pledging and Hedging Shares of Stock

As part of our Board-approved policy prohibiting insider trading, our officers, employees and directors are prohibited from engaging in any hedging or monetization transactions, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds.  In addition, officers and directors are prohibited from holding shares of our common stock (or any other company securities) in a margin account or otherwise pledging such stock or other securities as collateral for a loan.

Tax and Accounting Considerations

With respect to compensation paid under our plans, arrangements and agreements, we consider the impact of the applicable tax laws and accounting rules, including but not limited to Section 409A, Section 280G and Section 4999 of the Internal Revenue Code (the “Code”).  Currently, none of our severance arrangements or agreements provide for a gross-up for excise tax under Code Section 280G and Section 4999 and all of our programs are intended to be either exempt from or to comply with Code Section 409A.  We note that Section 162(m) of the Code limits the amount of compensation that we may deduct in any year to $1,000,000 per person with respect to our CEO and certain other highly compensated executive officers whose compensation is or has been included in this Annual Report on Form 10-K/A.  The focus of our programs is on driving Company performance, irrespective of whether compensation may be non-deductible because of the application of Code Section 162(m).

Risk Management

We perform an annual risk assessment regarding our compensation programs.  Based on our most recent assessment, we do not believe our executive or non-executive compensation structure is reasonably likely to have a material adverse effect on the Company.  Risk-mitigating features of our executive and non-executive compensation structure include: a balance of short-term and long-term incentive programs to maintain focus on both elements of Company performance; limitations on awards payable to any individual under our incentive programs, along with Compensation and Human Resources Committee discretion to decrease the qualitative portion of annual incentive payouts in the event it believes excessive risk was taken; the clawback policy described above; stock ownership requirements for our executive officers and an insider trading policy.

Compensation and Human Resources Committee Report

The Compensation and Human Resources Committee has reviewed the above disclosure concerning executive compensation with management and based on such review has recommended to the Board that the disclosure under the heading “Executive Compensation” be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021, for filing with the SEC.

Anne Taylor, Chairperson
Kevin S. McCarthy
Daniel J. Rice IV

Compensation and Human Resources Committee Interlocks and Insider Participation

No member of our Compensation and Human Resources Committee has ever served as an employee or officer of ours.  None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board or Compensation and Human Resources Committee.

Executive Compensation Tables

2021 Summary Compensation Table

The following table sets forth information concerning the compensation earned in respect of the 2021, 2020 and 2019 fiscal years (or such fewer years as are required to be disclosed) by our named executive officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Lynn A. Peterson(6) President and Chief Executive Officer	2021 2020	650,000 220,000	— 162,945	5,776,944 1,268,017	984,782 —	23,572 11,662	7,435,298 1,662,624
James P. Henderson(6) Executive Vice President Finance and Chief Financial Officer	2021 2020	425,000 143,846	— 106,541	2,387,556 674,672	496,873 —	20,754 9,141	3,330,183 934,200
Charles J. Rimer Executive Vice President Operations and Chief Operating Officer	2021 2020	440,000 508,885	— —	2,412,823 2,524,688	514,408 —	22,548 2,912,231	3,389,779 5,945,804
	2019	525,000	—	2,455,882	467,250	27,050	3,475,182
M. Scott Regan Vice President, Legal, General Counsel and Secretary	2021	367,096	51,975 (2)	1,080,390	314,005	19,194	1,832,660

Sirikka R. Lohoefener Vice President, Accounting and Controller	2021	279,221	51,975 (2)	270,093	194,320	18,008	813,617

(1)	Annual base salaries for Mr. Regan and Ms. Lohoefener were adjusted effective July 1, 2021. Annual base salaries as of 2021 fiscal year end were as follows for the named executive officers: Mr. Peterson — $650,000; Mr. Henderson — $425,000; Mr. Rimer — $440,000; Mr. Regan — $385,000 and Ms. Lohoefener — $285,000.
(2)	For 2021, reflects additional performance bonus awards for Mr. Regan and Ms. Lohoefener that were paid in stock. The value reflects the full grant date fair value of shares granted calculated in accordance with ASC 718. The number of shares was determined by dividing the cash amount of the additional performance bonus award ($45,000) by the ten trading day volume weighted average price of the Company’s common stock for the period ending December 31, 2021 (such amount being $64.40 per share).
(3)	Reflects the full grant date fair value of restricted stock unit and performance stock unit awards granted in 2021, 2020 and 2019 calculated in accordance with ASC 718. Assumptions used in the calculation of these amounts for 2021 are included in the “Stock-Based compensation” footnote to our audited consolidated financial statements for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on February 23, 2022 and as amended in our Annual Report on Form 10-K/A filed with the SEC on March 4, 2022. The value of the performance stock unit awards granted in 2021, assuming achievement of the maximum performance level, would have been $5,100,396 for Mr. Peterson, $1,639,400 for Mr. Henderson, $1,639,400 for Mr. Rimer, $910,708 for Mr. Regan, and $227,655 for Ms. Lohoefener.
(4)	Reflects the cash bonus earned for each such year and paid under our short-term incentive plan. For 2021, also reflects the additional stock remainder for payment of the above-target amount paid under our short-term incentive plan to Mr. Peterson, Mr. Henderson and Mr. Rimer. Such amounts were determined to be: Mr. Peterson — $322,079; Mr. Henderson — $130,509; and Mr. Rimer — $135,115. The number of shares were determined by dividing the cash remainder by the five-trading day volume weighted average price of the Company’s common stock for the period ending on the day immediately preceding the date of payment (such amount being $75.47). The value of the stock remainder reported reflects the full grant date fair value of shares granted calculated in accordance with ASC 718.
(5)	For 2021, these amounts ($) are comprised of the following for each of our named executive officers:

	401(k) Match	Group Life & Disability Insurance
Lynn A. Peterson	17,400	6,172
James P. Henderson	17,400	3,354
Charles J. Rimer	17,400	5,148
M. Scott Regan	17,400	1,794
Sirikka R. Lohoefener	17,400	608
(6)	Mr. Peterson’s and Mr. Henderson’s employment with the company commenced on September 1, 2020.

Narrative Disclosure to Summary Compensation Table

On September 1, 2020, in connection with our emergence from bankruptcy and the completion of the Reorganization, Mr. Peterson was appointed as our Chief Executive Officer upon the resignation of our prior CEO and Mr. Henderson was appointed as our Chief Financial Officer upon resignation of our prior CFO.

At the time of these appointments, we entered into executive employment and severance agreements with Messrs. Peterson and Henderson and an amended Employment Agreement with Mr. Rimer (the “C-Suite Employment Agreements”).  These agreements detail the compensation arrangements that we negotiated, and our Board approved, for these named executive officers upon the Reorganization.

The C-Suite Employment Agreements provided for a base salary of $650,000, $425,000 and $440,000 for Messrs. Peterson, Henderson and Rimer, respectively, and eligibility to participate in employee benefit plans that we generally provide to our senior executives.  The C-Suite Employment Agreements provided that the executives would be eligible to participate in our annual bonus plan and specified for Messrs. Peterson, Henderson and Rimer a threshold bonus of 25% of base salary, target bonus of 75% of base salary and a maximum bonus of 150% of base salary based upon achievement of the performance goals under such plan, with the bonus for 2020 to be pro-rated and no less than the target bonus (except that in the case of Mr. Rimer, he would not be eligible to participate in such annual bonus plan until 2021).

The C-Suite Employment Agreements for Messrs. Peterson and Henderson provided for an initial grant of restricted stock units with a grant date fair value of $650,000 and $371,875 for Messrs. Peterson and Henderson, respectively, that would vest ratably on the first, second and third year anniversaries of the grant date, subject to continued employment.  The C-Suite Employment Agreements also provided for a special one-time equity grant of 94,500, 46,300 and 49,100 restricted stock units for Messrs. Peterson, Henderson and

Rimer, respectively, fifty percent of which would vest if the daily VWAP of our common stock exceeded $32.57 per share for 20 consecutive trading days, an additional 25% would vest if the daily VWAP exceeded $48.86 per share for 20 consecutive trading days and the final 25% would vest if the daily VWAP exceeded $65.14 per share for 20 consecutive trading days.  The special equity award would vest only if the executive was employed by us during the 20-day period when the daily VWAP equals or exceeds the targets outlined above (provided, however, that vesting would occur if the executive was terminated without cause or resigns for good reason (a “qualifying termination”) within 3 months prior to achieving such targets).  Cause and good reason are defined in the C-Suite Employment Agreements and described below under “Termination and Change in Control Arrangements – Executive Employment and Severance Agreements.”  In each case, the restricted stock units described above were granted in September 2020.  As of March 31, 2022, all of these restricted stock units have vested.

Effective February 2, 2021, our Board approved the terms of a form employment agreement which Mr. Regan and Ms. Lohoefener subsequently entered into with the Company (collectively with the C-Suite Employment Agreements, the “Employment Agreements”).  On that same date, the C-Suite Employment Agreements with Messrs. Peterson, Henderson and Rimer were amended to, among other things, eliminate the payment of cash severance outside of a change in control context.  The severance and other benefits provided by the Employment Agreements, as amended, upon qualifying terminations of employment are discussed below under “Termination and Change in Control Arrangements – Executive Employment and Severance Agreements.”

Grants of Plan Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards Number of Stares Stock (#)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Lynn A. Peterson	2/2/2021 2/2/2021 2/2/2021 2/2/2021	325,000 — — —	650,000 — — —	1,300,000 — — —	— 34,063 — —	— 113,544 — —	— 227,088 — —	— — 48,662 52,716	— 3,499,994 (2) 1,092,949 (3) 1,184,001 (4)
James P. Henderson	2/2/2021 2/2/2021 2/2/2021 2/2/2021	212,500 — — —	361,250 — — —	637,500 — — —	— 10,948 — —	— 36,496 — —	— 72,992 — —	— — 24,331 31,883	— 1,124,989 (2) 546,474 (3) 716,092 (4)
Charles J. Rimer	2/2/2021 2/2/2021 2/2/2021 2/2/2021	220,000 — — —	374,000 — — —	660,000 — — —	— 10,948 — —	— 36,496 — —	— 72,992 — —	— — 24,331 33,008	— 1,124,989 (2) 546,474 (3) 741,360 (4)
M. Scott Regan	2/2/2021 2/2/2021 2/2/2021	146,838 — —	293,677 — —	367,096 — —	— 6,082 —	— 20,274 —	— 40,548 —	— — 20,278	— 624,946 (2) 455,444 (3)
Sirikka R. Lohoefener	2/2/2021 2/2/2021 2/2/2021	111,688 — —	167,533 — —	223,377 — —	— 1,520 —	— 5,068 —	— 10,136 —	— — 5,070	— 156,221 (2) 113,872 (3)
(1)	Represents threshold, target and maximum cash awards payable under our short-term incentive program.
(2)	Represents annual PSU awards under our long-term incentive program. One-half of the PSUs vest based on absolute TSR and one-half of the PSUs vest based on relative TSR, in each case measured over a January 1, 2021–December 31, 2023 performance period. Grant date fair value is calculated by multiplying the target number of PSUs awarded by the grant date fair value as computed utilizing the Monte Carlo pricing model prescribed by ASC 718, which was $29.32 per share for the absolute TSR grants and $32.33 per share for the relative TSR grants.
(3)	Represents annual time-based RSU awards under our long-term incentive program. The RSUs vest as follows: one-third of such RSUs vested on February 2, 2022, one-third will vest on January 4, 2023 and one-third will vest on January 3, 2024. The grant date fair value is calculated by multiplying the number of RSUs granted by the closing price of the Company’s common stock, as reported on NYSE on the date of grant of February 2, 2021 as prescribed by ASC 718, which was $22.46.
(4)	Represents one-time, time-based RSU awards. The RSUs cliff vest on February 2, 2026. The grant date fair value is calculated by multiplying the number of RSUs granted by the closing price of the Company’s common stock, as reported on NYSE on the date of grant of February 2, 2021 as prescribed by ASC 718, which was $22.46.

Outstanding Equity Awards at 2021 Year-End

The following table sets forth information concerning unvested restricted stock unit awards and performance stock units held by our named executive officers on December 31, 2021.  No named executive officers held any stock options as of December 31, 2021.

	Stock Awards
Name	Number of Shares of Stock or Units That Have Not Vested (#) (1)	Market Value of Shares of Stock or Units That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares of Stock That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market Value of Unearned Shares of Stock That Have Not Vested ($) (4)
Lynn A. Peterson	122,788	7,941,928	137,169	8,872,091
James P. Henderson	68,463	4,428,187	48,071	3,109,232
Charles J. Rimer	57,339	3,708,687	48,771	3,154,508
M. Scott Regan	20,278	1,311,581	20,274	1,311,322
Sirikka R. Lohoefener	5,070	327,928	5,068	327,798
(1)	Reflects unvested service-based restricted stock units held by our named executive officers as of December 31, 2021 that have time-based vesting. These shares will vest on various dates as follows if the named executive officer has remained in continuous employment through each such date:

Name	2/2/2022	9/1/2022	1/4/2023	9/1/2023	1/3/2024	2/2/2026
Lynn A. Peterson	16,220	10,705	16,221	10,705	16,222	52,716
James P. Henderson	8,110	6,124	8,110	6,125	8,111	31,883
Charles J. Rimer	8,110		8,110		8,111	33,008
M. Scott Regan	6,759		6,759		6,760
Sirikka R. Lohoefener	1,690		1,690		1,690
(2)	Reflects the value of unvested service-based restricted stock units held by our named executive officers as of December 31, 2021 measured by the closing market price of our common stock on December 31, 2021, which was $64.68 per share.
(3)	Reflects unvested market-based restricted stock units and unvested performance stock units held by our named executive officers as of December 31, 2021. Unvested market-based restricted stock units are held by Messrs. Peterson, Henderson, and Rimer that vest if the daily volume weighted average price of our common stock (“VWAP”) exceeds $65.14 per share for 20 consecutive trading days. These restricted stock units will vest only if the named executive officer is employed by us during the 20-day period when the daily VWAP equals or exceeds the targets outlined above. Unvested performance stock units are held by all of our named executive officers and vest based on the absolute total stockholder return of the Company between January 1, 2021 and December 31, 2023, or the relative stockholder return of the Company between January 1, 2021 and December 31, 2023 as measured against the total stockholder return of certain peer companies over that period, as applicable, in each case subject to the executive named officer’s continued employment with us through the performance period.
(4)	Reflects the value of unvested shares of market-based restricted stock units and performance stock units held by our named executive officers as of December 31, 2021 measured by the closing market price of our common stock on December 31, 2021, which was $64.68 per share.

Options Exercised and Stock Vested

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (1) (#)	Value Realized on Vesting (2) ($)
Lynn A. Peterson	—	—	81,579	3,420,794
James P. Henderson	—	—	40,489	1,717,429
Charles J. Rimer	—	—	36,825	1,515,472
M. Scott Regan	—	—	—	—
Sirikka R. Lohoefener	—	—	—	—
(1)	The number of shares includes RSUs that vested in 2021.
(2)	Reflects the value associated with the vesting of certain restricted stock unit awards granted in September 2020. With respect to the VWAP-based restricted stock unit awards granted in September 2020 to Mr. Peterson, Mr. Henderson and Mr. Rimer, 50% of such awards vested on March 19, 2021 and an additional 25% of such awards vested on July 1, 2021, in each case as a result of meeting VWAP stock price targets. With respect to the time-based restricted stock unit awards granted in September 2020 to Mr. Peterson and Mr. Henderson, one-third of such awards vested on September 1, 2021 as a result of continuous employment with the Company.

Termination and Change in Control Arrangements – Executive Employment and Severance Agreements

We have entered into Employment Agreements with each of our current executive officers.  Our Board approved the terms of the Employment Agreements with Messrs. Peterson, Henderson and Rimer based on arm’s length negotiations with each named executive officer.  The Employment Agreements with Messrs. Peterson, Henderson and Rimer, were originally effective on September 1, 2020 and were amended effective February 2, 2021 to, among other things, eliminate the payment of cash severance (other than the payment of a pro-rated target bonus) outside of a change in control context.  Our Board further approved the terms of a form employment agreement effective February 2, 2021 which Mr. Regan and Ms. Lohoefener subsequently entered into with the Company.  Each of the Employment Agreements with Messrs. Peterson, Henderson and Rimer has a two-year term, each of the Employment Agreements with Mr. Regan and Ms. Lohoefener has a one-year term and all of the agreements renew automatically for successive one-year terms unless either party provides written notice to the other party at least 180 days prior to the end of a term.  The compensation provided for by the Employment Agreements during the term of employment is described above under “Narrative Disclosure to Summary Compensation Table.”  Under the terms of the Employment Agreements, the executives may also be entitled to certain severance payments and other benefits upon a qualifying termination of employment, as set forth in the chart below.

	Termination without Cause or for Good Reason*	Termination without Cause or for Good Reason in Connection with a Change in Control****
Lynn A. Peterson

Benefits Continuation:

Up to 24** months of continued health, welfare and life insurance coverage.

Accrued and Pro-Rated Bonus:

Payment of unpaid bonus for any completed fiscal year.

Payment of pro-rated bonus for year of termination.

Severance:

   ***

Benefits Continuation:

Up to 24 months of continued health, welfare and life insurance coverage.

Accrued and Pro-Rated Bonus:

Payment of unpaid bonus for any completed fiscal year.

Payment of pro-rated bonus for year of termination.

Severance:

2x (base salary + bonus), payable in cash

plus

1x (base salary + bonus), payable in stock

James P. Henderson

Benefits Continuation:

Up to 18 months of continued health, welfare and life insurance coverage.

Accrued and Pro-Rated Bonus:

Payment of unpaid bonus for any completed fiscal year.

Payment of pro-rated bonus for year of termination.

Severance:

   ***

Benefits Continuation:

Up to 18 months of continued health, welfare and life insurance coverage.

Accrued and Pro-Rated Bonus:

Payment of unpaid bonus for any completed fiscal year.

Payment of pro-rated bonus for year of termination.

Severance:

2x (base salary + bonus)

Charles J. Rimer

Benefits Continuation:

Up to 18 months of continued health, welfare and life insurance coverage.

Accrued and Pro-Rated Bonus:

Payment of unpaid bonus for any completed fiscal year.

Payment of pro-rated bonus for year of termination.

Severance:
 ***

Benefits Continuation:

Up to 18 months of continued health, welfare and life insurance coverage.

Accrued and Pro-Rated Bonus:

Payment of unpaid bonus for any completed fiscal year.

Payment of pro-rated bonus for year of termination.

Severance:
2x (base salary + bonus)

M. Scott Regan

Benefits Continuation:

Up to 18 months of continued health, welfare and life insurance coverage.

Accrued and Pro-Rated Bonus:

Payment of unpaid bonus for any completed fiscal year.

Payment of pro-rated bonus for year of termination.

Severance:
1x (base salary + bonus)

Benefits Continuation:

Up to 18 months of continued health, welfare and life insurance coverage.

Accrued and Pro-Rated Bonus:

Payment of unpaid bonus for any completed fiscal year.

Payment of pro-rated bonus for year of termination.

Severance:
2x base salary + 1x bonus*****

Sirikka R. Lohoefener

Benefits Continuation:

Up to 18 months of continued health, welfare and life insurance coverage.

Accrued and Pro-Rated Bonus:

Payment of unpaid bonus for any completed fiscal year.

Payment of pro-rated bonus for year of termination.

Severance:
1x (base salary + bonus)

Benefits Continuation:

Up to 18 months of continued health, welfare and life insurance coverage.

Accrued and Pro-Rated Bonus:

Payment of unpaid bonus for any completed fiscal year.

Payment of pro-rated bonus for year of termination.

Severance:
2x base salary + 1x bonus

*	Our provision of a notice of non-renewal is treated the same as a termination without Cause. For purposes of the Employment Agreements:

“Cause” means a good faith finding by the Board that the executive officer has (i) willfully failed, grossly neglected or refused to perform the lawful employment duties related to his or her position or that we have assigned to him or her (other than due to disability); (ii) committed any willful, intentional or grossly negligent misconduct having the effect of injuring our interest, business or reputation; (iii) violated or failed to comply in any material respect with our published rules, regulations or policies; (iv) been indicted for, convicted of or pleaded guilty or nolo contendere to a felony or misdemeanor involving moral turpitude or performed any act of fraud, material theft or material dishonesty; (v) misappropriated or embezzled any of our property (whether or not an act constituting a felony or misdemeanor); or (vi) breached any material provision of the Employment Agreement or any other applicable confidentiality, non-compete, non-solicit, general release, covenant not-to-sue or other agreement with us.

“Good Reason” means the occurrence of any of the following without the executive officer’s consent: (i) a material diminution in the executive officer’s title, duties or responsibilities; (ii) a requirement that the executive officer relocate the executive officer’s principal place of work to a location that increases the one-way commute by more than 40 miles; (iii) a reduction in salary or, other than for Mr. Regan or Ms. Lohoefener, annual bonus target percentage, in each case that does not apply across the board to other senior executives; or (iv) we materially breach any provision of the Employment Agreement; and (v) for Mr. Peterson, he is removed or not re-nominated for election to our Board.  The executive officer will not be deemed to have Good Reason to terminate unless the executive gives notice of the condition giving rise to Good Reason within 30 days of its initial occurrence, and we fail to cure such condition within 30 days after receiving such notice.

**	Prior to the amendment of the Employment Agreements on February 2, 2021, Mr. Peterson was entitled to up to 18 months of benefits continuation.
***

Prior to the amendment of the Employment Agreements on February 2, 2021, Messrs. Peterson, Henderson and Rimer were entitled to cash severance upon a termination without Cause or termination for Good Reason, in the amount of 1x (base salary + annual bonus).

****

Applies to a termination of employment within three months prior to or twelve months following a Change in Control.  Change in Control has the meaning set forth in our 2020 Equity Incentive Plan and is described briefly in the “Equity Award Agreements” section below.

*****	Mr. Regan’s Employment Agreement was amended effective March 3, 2022 to provide for a Change in Control severance equal to 2x base salary and 2x bonus.

The executive’s right to receive severance payments and benefits is conditioned upon the executive’s continued compliance with any post-employment obligations and execution and non-revocation of a general release of claims.  The Employment Agreements also provide that the executive is subject to a customary confidentiality covenant and non-disparagement covenant and, for one year following termination of employment (or two years if the termination is after a Change in Control), customary covenants not to solicit or compete with our business in its material plays or fields.

Equity Award Agreements

When we make grants of restricted stock unit and performance stock unit awards under our 2020 Equity Incentive Plan to our executive officers, including the named executive officers, we enter into restricted stock unit award agreements and performance stock unit award agreements with such executive officers that contain provisions that are triggered upon certain terminations of employment or a Change in Control of our company.  The following chart outlines those provisions.

Relevant Scenario	Performance Stock Units	Restricted Stock Units
Voluntary Termination	Unvested award is forfeited.	Unvested award is forfeited.
Termination for Cause	Unvested award is forfeited.	Unvested award is forfeited.
Termination without Cause or Termination for Good Reason*

Target PSUs are reduced on a pro-rata basis. Participant is eligible to vest in the award at the end of the performance period based on the pro-rated target number of PSUs and company performance over the performance period.

Sep 29, 2020 VWAP Grants

The RSUs remain eligible to become vested if the applicable VWAP is exceeded within three months following termination.

Sep 29, 2020 Time-Vested Grants

One-third of the RSUs vest (provided the termination is not within 90 days of the grant date).

Feb 2, 2021 Time-Vested Grants

One-third of the RSUs vest (provided the termination is not within 90 days of the grant date).

Feb 2, 2021 Extended Vesting Grants

Award becomes 100% vested.

Death	Executive receives 100% of the target PSUs.

Sep 29, 2020 VWAP Grants

Unvested award is forfeited.

Sep 29, 2020 Time-Vested Grants

Unvested award is forfeited.

Feb 2, 2021 Time-Vested Grants

One-third of the RSUs vest (provided the death is not within 90 days of the grant date).

Feb 2, 2021 Extended Vesting Grants

Award becomes 100% vested.

Disability	Executive receives 100% of the target PSUs.

Sep 29, 2020 VWAP Grants

Unvested award is forfeited.

Sep 29, 2020 Time-Vested Grants

Unvested award is forfeited.

Feb 2, 2021 Time-Vested Grants

One-third of the RSUs vest (provided the disability is not within 90 days of the grant date).

Feb 2, 2021 Extended Vesting Grants

Award becomes 100% vested.

Relevant Scenario	Performance Stock Units	Restricted Stock Units
Change in Control**

Performance period is truncated, and the participant contingently earns the greater of (i) the target PSUs or (ii) the number of PSUs based on performance through the Change in Control. The contingently earned PSUs vest based on continued employment through the end of the originally scheduled performance period. If the executive is terminated prior to the end of the originally scheduled performance period because of death, disability, a termination without Cause or a termination for Good Reason, the contingently earned PSUs vest in full. ***

Sep 29, 2020 VWAP Grants

The applicable VWAP is determined by reference to the consideration received in the Change in Control and the award is earned (or forfeited) based on such determination. Alternatively, the Compensation and Human Resources Committee may choose to have the award assumed or substituted in the Change in Control transaction. ***

Sep 29, 2020 Time-Vested Grants

One-third of the RSUs vest immediately upon a Change in Control. If there is a termination of employment within twelve months following the Change in Control, the award will become 100% vested. ***

Feb 2, 2021 Time-Vested Grants

Award continues to vest in accordance with its terms. If the executive is terminated without Cause, terminates for Good Reason, dies or becomes disabled, the award will become 100% vested. ***

Feb 2, 2021 Extended Vesting Grants

Award continues to vest in accordance with its terms. If the executive is terminated without Cause, terminates for Good Reason, dies or becomes disabled, the award will become 100% vested. ***

__________________

*	The terms “Cause” and “Good Reason” have the meanings set forth in the Employment Agreements.
**

“Change in Control” is defined in the 2020 Equity Incentive Plan, and generally includes the acquisition of 50% or more of the outstanding shares or voting power of our company, a non-approved change in a majority of the Board, a merger or consolidation in which our stockholders have less than 50% of the voting or economic power of the surviving entity, or a liquidation, dissolution or sale of all or substantially all of our assets.

***	In the event the acquiror does not assume or substitute the awards, unvested RSUs and contingently earned PSUs, as applicable, shall become 100% vested upon the Change in Control.

Estimated Termination and Change in Control Benefits

The tables below and the discussion that follows reflect compensation payable to each of our NEOs upon various termination scenarios both (i) outside of a Change in Control scenario (shown as “Prior to CIC”) and (ii) within three months prior to or twelve months following a Change in Control of the Company (shown as “After CIC”).  The amounts shown assume that termination occurred on December 31, 2021, that the closing price per share on such date was $64.68, and, in the event of termination in connection with a Change in Control, the executive’s benefit is not reduced as a result of Section 280G or Section 4999 of the Code (as described above).  The actual amounts to be paid can only be determined at the time of such executive’s separation from the Company.

Lynn A. Peterson

	Voluntary or Termination for Cause	Termination by Company Without Cause or by Executive for Good Reason
		Prior to CIC ($)	After CIC ($)	Death ($)	Disability ($)
Cash Compensation
Cash Severance	—	—	1,950,000	—	—
Pro-rata Bonus	—	650,000	650,000	—	—
Stock Severance	—	—	1,300,000	—	—
Acceleration of Unvested Equity
RSUs (1)	—	6,679,288	8,777,593	4,458,824	4,458,824
PSUs (2)	—	4,284,015	12,852,045	7,344,026	7,344,026
Benefits
Health Benefits Continuation	—	2,457	2,457	—	—
Total	—	11,615,760	25,532,095	11,802,850	11,802,850

James P. Henderson

	Voluntary or Termination for Cause	Termination by Company Without Cause or by Executive for Good Reason
		Prior to CIC ($)	After CIC ($)	Death ($)	Disability ($)
Cash Compensation
Cash Severance	—	—	1,572,500	—	—
Pro-rata Bonus	—	361,250	361,250	—	—
Acceleration of Unvested Equity
RSUs (1)	—	3,731,572	4,780,725	2,586,769	2,586,769
PSUs (2)	—	1,376,994	4,130,982	2,360,561	2,360,561
Benefits
Health Benefits Continuation	—	54,619	54,619	—	—
Total	—	5,524,435	10,900,076	4,947,330	4,947,330

Charles J. Rimer

	Voluntary or Termination for Cause	Termination by Company Without Cause or by Executive for Good Reason
		Prior to CIC ($)	After CIC ($)	Death ($)	Disability ($)
Cash Compensation
Cash Severance	—	—	1,628,000	—	—
Pro-rata Bonus	—	374,000	374,000	—	—
Acceleration of Unvested Equity
RSUs (1)	—	3,453,481	4,502,634	2,659,534	2,659,534
PSUs (2)	—	1,376,994	4,130,982	2,360,561	2,360,561
Benefits
Health Benefits Continuation	—	74,883	74,883	—	—
Total	—	5,279,358	10,710,499	5,020,095	5,020,095

M. Scott Regan

	Voluntary or Termination for Cause	Termination by Company Without Cause or by Executive for Good Reason
		Prior to CIC ($)	After CIC ($)(3)	Death ($)	Disability ($)
Cash Compensation
Cash Severance	—	693,000	1,078,000	—	—
Pro-rata Bonus	—	308,000	308,000	—	—
Acceleration of Unvested Equity
RSUs (1)	—	437,194	1,311,581	437,194	437,194
PSUs (2)	—	764,938	2,294,814	1,311,322	1,311,322
Benefits
Health Benefits Continuation	—	59,046	59,046	—	—
Total	—	2,262,178	5,051,441	1,748,516	1,748,516

Sirikka R. Lohoefener

	Voluntary or Termination for Cause	Termination by Company Without Cause or by Executive for Good Reason
		Prior to CIC ($)	After CIC ($)	Death ($)	Disability ($)
Cash Compensation
Cash Severance	—	456,000	741,000	—	—
Pro-rata Bonus	—	171,000	171,000	—	—
Acceleration of Unvested Equity
RSUs (1)	—	109,309	327,928	109,309	109,309
PSUs (2)	—	191,216	573,647	327,798	327,798
Benefits
Health Benefits Continuation	—	59,046	59,046	—	—
Total	—	986,571	1,872,621	437,107	437,107
(1)	The RSU amounts are calculated by multiplying the number of RSUs that would vest as a result of a termination of employment by the Company’s share price as of December 31, 2021 of $64.68.
(2)	In the event of a termination without Cause or resignation with Good Reason, the PSUs are pro-rated for the portion of the performance period ending on the termination date and remain outstanding and eligible to be earned based on achievement of the applicable performance goals through the remainder of the applicable performance period. The PSU amounts are calculated using the Company’s share price as of December 31, 2021 of $64.68 and assuming that the Company’s absolute and relative TSR remains at target level through the end of the applicable performance period.
(3)	Effective as of March 3, 2022, Mr. Regan’s employment agreement was amended to change his severance payable upon a termination without Cause or with Good Reason following a change in control from 2x base salary and 1x target bonus to 2x the sum of his base salary and target bonus, in order to align his severance with that of the other named executive officers. Had Mr. Regan’s amended employment agreement been in effect on December 31, 2021, it would have resulted in a payment of $1,386,000 upon such termination.

CEO Pay Ratio

Pursuant to rules promulgated under the Dodd-Frank Act, we are required to disclose the ratio of our CEO’s annual total compensation to our median employee’s annual total compensation.  We have identified the median employee based on estimated 2021 compensation reportable on Whiting’s 2021 internal compensation report, which generally reflects base salary, short-term incentive targets and intended value of long-term incentive awards for all employees (other than the CEO).  For 2021, the CEO’s total annual compensation was $7,100,516.  As of December 31,2021, the median employee’s total annual compensation was $154,443, resulting in a CEO pay ratio of approximately 46-to-1.

Compensation data used to calculate the ratio is set forth below:

Name	Salary ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Median Employee	$110,345	$6,581	$30,983	$6,534	$154,443
CEO	$650,000	$5,776,944	$650,000	$23,572	$7,100,516

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

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

Common Stock Ownership – Directors and Executive Officers

The following table sets forth information regarding the beneficial ownership of our common stock as of February 4, 2022 by: (i) each director and nominee, (ii) each of the named executive officers in the Summary Compensation Table set forth below and (iii) all of the directors, nominees and executive officers as a group.  Each of the holders listed below has sole voting and investment power over the shares beneficially owned.  None of the holders listed below have pledged as security any of the shares beneficially owned.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Named Executive Officers (1)
Lynn A. Peterson	70,447	*
James P. Henderson	34,854	*
Charles J. Rimer	34,775 (2)	*
Sirikka Lohoefener	1,692 (2)	*
Scott Regan	4,326 (2)	*
Non-Employee Directors (3)
Janet L. Carrig	6,114	*
Susan M. Cunningham	6,114	*
Paul J. Korus	10,614	*
Kevin S. McCarthy	18,614	*
Daniel J. Rice IV	21,264	*
Anne Taylor	6,114	*
All Directors, Nominees and Executive Officers as a Group (11 persons)	214,928	*

*     Denotes less than 1%.

(1)	See “Executive Compensation — Executive Compensation Tables — Outstanding Equity Awards at 2021 Year-End” for information regarding restricted stock units held by named executive officers that are not included in the above table.
(2)	Amounts do not include warrants to acquire shares of our common stock that were exercisable within 60 days after March 16, 2021 as exercising these warrants as of February 4, 2021 would result in zero net shares received: Mr. Rimer — 3,482; Ms. Lohoefener – 1,567; Mr. Regan – 1,283 and all directors, nominees and executive officers as a group — 6,332.
(3)	Each of our non-employee directors holds 3,955 restricted stock units that vest on June 1, 2022 that are not included in the above table.

Common Stock Ownership – Certain Beneficial Owners

The following table lists the beneficial ownership of each person holding more than 5% of our outstanding common stock as of December 31, 2021 (based on a review of filings made with the SEC on Schedules 13D and 13G).

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
FMR LLC (1)	5,624,177	14.15%
245 Summer Street
Boston, MA 02210
The Vanguard Group (2)	3,942,378	10.07%
100 Vanguard Boulevard
Malvern, PA 19355
Wellington Management Group LLP (3)	3,768,472	9.63%
280 Congress Street
Boston, MA 02210
BlackRock, Inc. (4)	2,949,144	7.50%
55 East 52nd Street
New York, NY 10055
(1)	Based on a Schedule 13G/A filed by FMR LLC with the SEC on February 9, 2022 reporting the following: (i) for FMR LLC, sole voting power of 537,547 shares, shared voting power of 0 shares, sole dispositive power of 5,624,177 shares and shared dispositive power of 0 shares, (ii) for Abigail P. Johnson, sole voting power of 0 shares, shared voting power of 0 shares, sole dispositive power of 5,624,177 shares and shared dispositive power of 0 shares, and (iii) for Fidelity Low-Priced Stock Fund, sole voting power of 3,873,145 shares, shared voting power of 0 shares, sole dispositive power of 0 shares and shared dispositive power of 0 shares.
(2)	Based on a Schedule 13G/A filed by The Vanguard Group with the SEC on February 10, 2022 reporting the following: sole voting power of 0 shares, shared voting power of 37,926 shares, sole dispositive power of 3,876,119 shares and shared dispositive power of 66,259 shares.
(3)	Based on a Schedule 13G/A filed jointly by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP with the SEC on February 4, 2022 reporting the following: (i) for each of Wellington Management Group LLP, Wellington Group Holdings LLP, and Wellington Investment Advisors Holdings LLP sole voting power of 0 shares, shared voting power of 3,334,100 shares, sole dispositive power of 0 shares and shared dispositive power of 3,768,472 shares, and (ii) for Wellington Management Company LLP, sole voting power of 0 shares, shared voting power of 3,276,635 shares, sole dispositive power of 0 shares and shared dispositive power of 3,619,417 shares.
(4)	Based on a Schedule 13G filed by BlackRock, Inc. with the SEC on February 8, 2022, reporting the following: sole voting power of 0 shares, shared voting power of 0 shares, sole dispositive power of 0 shares and shared dispositive power of 0 shares.

Item 13.      Certain Relationships, Related Transactions and Director Independence

Transactions with Related Persons

We had no transactions during 2021, and none are currently proposed, in which we were a participant and in which any related person had a direct or indirect material interest.  Our Board has adopted written policies and procedures regarding related person transactions.  For purposes of these policies and procedures:

●	a “related person” means any of our directors, executive officers or nominees for director or any of their immediate family members; and
●	a “related person transaction” generally is a transaction (including any indebtedness or a guarantee of indebtedness) in which we were or are to be a participant and the amount involved exceeds $120,000, and in which a related person had or will have a direct or indirect material interest.

Each of our executive officers, directors or nominees for director is required to disclose to the Nominating and Governance Committee certain information relating to related person transactions for review, approval or ratification by the Nominating and Governance Committee.  Disclosure to the Nominating and Governance Committee should occur before, if possible, or as soon as practicable after the related person transaction is effected, but in any event as soon as practicable after the executive officer, director or nominee for director becomes aware of the related person transaction.  The Nominating and Governance Committee’s decision whether or not to approve or ratify a related person transaction is to be made in light of the Nominating and Governance Committee’s determination that consummation of the transaction is not or was not contrary to our best interests.  Any related person transaction must be disclosed to the full Board.

Independence of Directors

Of the seven directors currently serving on the Board, the Board, upon the recommendation of the Nominating and Governance Committee, has determined that each of Mses. Carrig, Cunningham and Taylor and Messrs. Korus, McCarthy and Rice has no material relationship with us and is independent under NYSE listing standards.  The Board has established categorical standards within our Corporate Governance Guidelines to assist in making determinations of director independence.  In making its determination of independence, the Board found that each of Mses. Carrig, Cunningham and Taylor and Messrs. Korus, McCarthy and Rice met these standards.

Item 14.      Principal Accounting Fees and Services

Audit and Non-Audit Fees and Services

The following table presents fees for audit services rendered by Deloitte & Touche LLP (“Deloitte”) for the audit of our financial statements for the years ended December 31, 2021 and 2020 and fees for other permitted services rendered by Deloitte during those periods:

	2021	2020
Audit Fees	$1,104,076	$2,588,767
Audit-Related Fees (1)	62,986	50,645
Tax-Fees	—	—
All Other Fees	—	—
Total Fees	$1,167,062	$2,639,412
(1)	For 2021 and 2020, audit-related fees are in respect of the audit of our 401(k) Plan and work performed in connection with registration statements.

The Audit Committee has concluded that the provision of non-audit services listed above is compatible with maintaining the independence of Deloitte.

The Audit Committee has established pre-approval policies and procedures with respect to all audit and permitted non-audit services to be provided by our independent registered public accounting firm.  Pursuant to these policies and procedures, the Audit Committee may delegate authority to one or more of its members when appropriate to grant such pre-approvals, provided that decisions of such member or members to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting.  In addition, the Audit Committee pre-approves particular services, subject to certain monetary limits, after the Audit Committee is presented with a schedule describing the services to be approved.  The Audit Committee’s pre-approval policies do not permit the delegation of the Audit Committee’s responsibilities to management.  All audit fees, audit-related fees, tax fees and all other fees paid or to be paid during the fiscal years ended December 31, 2021 and 2020 were approved by the Audit Committee.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

(a)

1.    Financial statements – Refer to the Index to Consolidated Financial Statements included in Item 8 of Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on March 4, 2022 for a list of all financial statements filed.

2.    Financial statement schedules – All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

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

(23.1)

Consent of Deloitte & Touche LLP [Incorporated by reference to Exhibit 23.1 to Whiting Petroleum Corporation’s Amendment No.1 to the Annual Report on Form 10-K/A filed on March 4, 2022 (File No. 001-31899)].

(23.2)

Consent of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers [Incorporated by reference to Exhibit 23.2 to Whiting Petroleum Corporation’s Amendment No.1 to the Annual Report on Form 10-K/A filed on March 4, 2022 (File No. 001-31899)].

(31.1)

Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act [Incorporated by reference to Exhibit 31.1 to Whiting Petroleum Corporation’s Amendment No.1 to the Annual Report on Form 10-K/A filed on March 4, 2022 (File No. 001-31899)].

(31.2)

Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act [Incorporated by reference to Exhibit 31.2 to Whiting Petroleum Corporation’s Amendment No.1 to the Annual Report on Form 10-K/A filed on March 4, 2022 (File No. 001-31899)].

(31.3)**	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(31.4)**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
(32.1)

Written Statement of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 [Incorporated by reference to Exhibit 32.1 to Whiting Petroleum Corporation’s Amendment No.1 to the Annual Report on Form 10-K/A filed on March 4, 2022 (File No. 001-31899)].

(32.2)

Written Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 [Incorporated by reference to Exhibit 32.2 to Whiting Petroleum Corporation’s Amendment No.1 to the Annual Report on Form 10-K/A filed on March 4, 2022 (File No. 001-31899)].

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

(101)

The following materials from Whiting Petroleum Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 were filed with the Original 10-K filed with the SEC on February 23, 2022 and the First Amendment filed with the SEC on March 4, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity, and (v) Notes to Consolidated Financial Statements.  The instance document does not appear in the interactive data file because its XBRL tags are embedded within the iXBRL document.

(104)**

Cover Page Interactive Data File (formatted as Inline XBRL) – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the iXBRL document.

*           A management contract or compensatory plan or arrangement.

**         Updated with this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 2022.

WHITING PETROLEUM CORPORATION

By	/s/ James P. Henderson
James P. Henderson
Executive Vice President Finance and Chief Financial Officer